Form 10-Q
period 2018-09-29
VISHAY INTERTECHNOLOGY INC
filed 2018-10-30
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 29, 2018

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
☐ Yes  ☒ No

As of October 26, 2018, the registrant had 132,117,715 shares of its common stock and 12,097,427 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
September 29, 2018

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	September 29, 2018	December 31, 2017
		(recast - see Note 1)
Assets
Current assets:
Cash and cash equivalents	$928,105	$748,032
Short-term investments	135,003	547,136
Accounts receivable, net	395,442	340,027
Inventories:
Finished goods	144,622	127,272
Work in process	197,174	170,319
Raw materials	158,505	132,068
Total inventories	500,301	429,659

Prepaid expenses and other current assets	124,949	130,336
Total current assets	2,083,800	2,195,190

Property and equipment, at cost:
Land	87,062	92,285
Buildings and improvements	616,713	606,168
Machinery and equipment	2,478,521	2,415,769
Construction in progress	90,776	103,058
Allowance for depreciation	(2,364,205)	(2,311,522)
Property and equipment, net	908,867	905,758

Goodwill	147,752	142,742

Other intangible assets, net	67,234	69,754

Other assets	141,981	148,645
Total assets	$3,349,634	$3,462,089

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	September 29, 2018	December 31, 2017
		(recast - see Note 1)
Liabilities and equity
Current liabilities:
Notes payable to banks	$4	$4
Trade accounts payable	198,674	222,373
Payroll and related expenses	143,257	135,702
Other accrued expenses	174,689	154,230
Income taxes	45,664	50,226
Total current liabilities	562,288	562,535

Long-term debt less current portion	588,586	370,470
U.S. transition tax payable	154,953	151,200
Deferred income taxes	151,499	336,465
Other liabilities	84,827	75,249
Accrued pension and other postretirement costs	269,610	281,701
Total liabilities	1,811,763	1,777,620

Redeemable convertible debentures	79,186	252,070

Stockholders' equity:
Vishay stockholders' equity
Common stock	13,212	13,188
Class B convertible common stock	1,210	1,213
Capital in excess of par value	1,595,092	1,752,506
(Accumulated deficit) retained earnings	(151,404)	(362,254)
Accumulated other comprehensive income (loss)	(1,471)	25,714
Total Vishay stockholders' equity	1,456,639	1,430,367
Noncontrolling interests	2,046	2,032
Total equity	1,458,685	1,432,399
Total liabilities, temporary equity, and equity	$3,349,634	$3,462,089

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	September 29, 2018	September 30, 2017
		(recast - see Note 1)

Net revenues	$780,972	$677,941
Costs of products sold	544,676	487,794
Gross profit	236,296	190,147

Selling, general, and administrative expenses	98,198	91,487
Restructuring and severance costs	-	3,244
Operating income	138,098	95,416

Other income (expense):
Interest expense	(10,813)	(6,938)
Other components of net periodic pension cost	(3,367)	(3,088)
Other	2,890	798
Total other income (expense)	(11,290)	(9,228)

Income before taxes	126,808	86,188

Income tax expense	48,737	21,605

Net earnings	78,071	64,583

Less: net earnings attributable to noncontrolling interests	195	179

Net earnings attributable to Vishay stockholders	$77,876	$64,404

Basic earnings per share attributable to Vishay stockholders	$0.54	$0.44

Diluted earnings per share attributable to Vishay stockholders	$0.51	$0.41

Weighted average shares outstanding - basic	144,383	145,728

Weighted average shares outstanding - diluted	152,946	156,701

Cash dividends per share	$0.0850	$0.0625

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	September 29, 2018	September 30, 2017

Net earnings	$78,071	$64,583

Other comprehensive income, net of tax

Pension and other post-retirement actuarial items	1,670	1,292

Foreign currency translation adjustment	4,277	28,149

Unrealized gain on available-for-sale securities	-	220

Other comprehensive income	5,947	29,661

Comprehensive income	84,018	94,244

Less: comprehensive income attributable to noncontrolling interests	195	179

Comprehensive income attributable to Vishay stockholders	$83,823	$94,065

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 29, 2018	September 30, 2017
		(recast - see Note 1)

Net revenues	$2,258,797	$1,925,906
Costs of products sold	1,589,963	1,400,173
Gross profit	668,834	525,733

Selling, general, and administrative expenses	303,381	272,540
Restructuring and severance costs	-	5,194
Operating income	365,453	247,999

Other income (expense):
Interest expense	(26,862)	(20,804)
Other components of net periodic pension cost	(10,336)	(8,947)
Other	5,440	1,151
Loss on early extinguishment of debt	(17,309)	-
Loss on disposal of equity affiliate	-	(7,060)
Total other income (expense)	(49,067)	(35,660)

Income before taxes	316,386	212,339

Income tax expense	72,508	54,398

Net earnings	243,878	157,941

Less: net earnings attributable to noncontrolling interests	539	628

Net earnings attributable to Vishay stockholders	$243,339	$157,313

Basic earnings per share attributable to Vishay stockholders	$1.69	$1.08

Diluted earnings per share attributable to Vishay stockholders	$1.55	$1.01

Weighted average shares outstanding - basic	144,364	146,128

Weighted average shares outstanding - diluted	156,702	155,626

Cash dividends per share	$0.2375	$0.1875

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	September 29, 2018	September 30, 2017

Net earnings	$243,878	$157,941

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	4,852	4,843

Foreign currency translation adjustment	(30,236)	98,965

Unrealized gain on available-for-sale securities	-	1,002

Other comprehensive income (loss)	(25,384)	104,810

Comprehensive income	218,494	262,751

Less: comprehensive income attributable to noncontrolling interests	539	628

Comprehensive income attributable to Vishay stockholders	$217,955	$262,123

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 29, 2018	September 30, 2017

Operating activities
Net earnings	$243,878	$157,941
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	121,888	121,319
(Gain) loss on disposal of property and equipment	(2,216)	(106)
Accretion of interest on convertible debt instruments	6,966	3,703
Inventory write-offs for obsolescence	17,059	12,157
Loss on disposal of equity affiliate	-	7,060
Deferred income taxes	(12,348)	9,115
Loss on extinguishment of debt	17,309	-
Other	13,021	6,531
U.S. transition tax	(14,400)	-
Repatriation taxes	(156,767)	-
Net change in operating assets and liabilities, net of effects of businesses acquired	(125,499)	(71,875)
Net cash provided by operating activities	108,891	245,845

Investing activities
Capital expenditures	(126,391)	(84,790)
Proceeds from sale of property and equipment	8,455	1,484
Purchase of businesses, net of cash received	(14,880)	-
Purchase of short-term investments	(172,732)	(598,937)
Maturity of short-term investments	577,524	610,573
Other investing activities	(1,608)	(6,663)
Net cash provided by (used in) investing activities	270,368	(78,333)

Financing activities
Proceeds from long-term borrowings	600,000	-
Issuance costs	(15,621)	-
Repurchase of convertible debentures	(584,991)	-
Net proceeds (payments) on revolving credit lines	(150,000)	(5,000)
Common stock repurchases	-	(37,564)
Net changes in short-term borrowings	-	22
Dividends paid to common stockholders	(31,378)	(25,054)
Dividends paid to Class B common stockholders	(2,873)	(2,274)
Proceeds from stock options exercised	-	1,260
Distributions to noncontrolling interests	(525)	(1,140)
Acquisition of noncontrolling interests	-	(4,100)
Cash withholding taxes paid when shares withheld for vested equity awards	(2,297)	(1,971)
Other financing activities	-	(1,255)
Net cash provided by (used in) financing activities	(187,685)	(77,076)
Effect of exchange rate changes on cash and cash equivalents	(11,501)	13,168

Net increase in cash and cash equivalents	180,073	103,604

Cash and cash equivalents at beginning of period	748,032	471,781
Cash and cash equivalents at end of period	$928,105	$575,385

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$13,546	$1,213	$2,058,492	$(319,448)	$(131,327)	$1,622,476	$5,567	$1,628,043
Cumulative effect of accounting change for adoption of ASU 2014-09 (see Notes 1 and 2)	-	-	-	2,210	-	2,210	-	2,210
Net earnings	-	-	-	48,792	-	48,792	581	49,373
Other comprehensive income	-	-	-	-	36,675	36,675	-	36,675
Distributions to noncontrolling interests	-	-	-	-	-	-	(707)	(707)
Common stock repurchase (1,752,454 shares)	(175)	-	(22,984)	-	-	(23,159)	-	(23,159)
Temporary equity reclassification	-	-	(88,659)	-	-	(88,659)	-	(88,659)
Issuance of stock and related tax withholdings for vested restricted stock units (110,825 shares)	11	-	(553)	-	-	(542)	-	(542)
Dividends declared ($0.2500 per share)	-	-	36	(36,761)	-	(36,725)	-	(36,725)
Stock compensation expense	-	-	6,380	-	-	6,380	-	6,380
Stock options exercised (27,619 shares)	3	-	353	-	-	356	-	356
Tax effects of stock plan	-	-	(77)	-	-	(77)	-	(77)
Balance at December 31, 2016 (recast - see Note 1)	$13,385	$1,213	$1,952,988	$(305,207)	$(94,652)	$1,567,727	$5,441	$1,573,168
Cumulative effect of accounting change for adoption of ASU 2016-09	-	-	-	386	-	386	-	386
Net earnings (loss)	-	-	-	(20,344)	-	(20,344)	784	(19,560)
Other comprehensive income	-	-	-	-	120,366	120,366	-	120,366
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,140)	(1,140)
Acquisition of noncontrolling interests	-	-	(1,047)	-	-	(1,047)	(3,053)	(4,100)
Common stock repurchase (2,250,236 shares)	(225)	-	(39,719)	-	-	(39,944)	-	(39,944)
Temporary equity reclassification	-	-	(163,411)	-	-	(163,411)	-	(163,411)
Issuance of stock and related tax withholdings for vested restricted stock units (200,688 shares)	20	-	(1,991)	-	-	(1,971)	-	(1,971)
Dividends declared ($0.2550 per share)	-	-	40	(37,089)	-	(37,049)	-	(37,049)
Stock compensation expense	-	-	4,394	-	-	4,394	-	4,394
Stock options exercised (77,334 shares)	8	-	1,252	-	-	1,260	-	1,260
Balance at December 31, 2017 (recast - see Note 1)	$13,188	$1,213	$1,752,506	$(362,254)	$25,714	$1,430,367	$2,032	$1,432,399
Cumulative effect of accounting change for adoption of ASU 2016-01 (see Notes 1 and 6)	-	-	-	1,801	(1,801)	-	-	-
Net earnings	-	-	-	243,339	-	243,339	539	243,878
Other comprehensive income	-	-	-	-	(25,384)	(25,384)	-	(25,384)
Conversion of Class B shares (31,800 shares)	3	(3)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(525)	(525)
Temporary equity reclassification	-	-	2,137	-	-	2,137	-	2,137
Issuance of stock and related tax withholdings for vested restricted stock units (211,328 shares)	21	-	(2,318)	-	-	(2,297)	-	(2,297)
Dividends declared ($0.2375 per share)	-	-	39	(34,290)	-	(34,251)	-	(34,251)
Stock compensation expense	-	-	4,039	-	-	4,039	-	4,039
Issuance of convertible notes due 2025	-	-	85,262	-	-	85,262	-	85,262
Repurchase of convertible debentures due 2040 and due 2042	-	-	(246,573)	-	-	(246,573)	-	(246,573)
Balance at September 29, 2018	$13,212	$1,210	$1,595,092	$(151,404)	$(1,471)	$1,456,639	$2,046	$1,458,685

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. ("Vishay" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for the fiscal quarter and nine fiscal months ended September 29, 2018 are not necessarily indicative of the results to be expected for the full year.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Distributor sales accrual activity is shown below:

	Fiscal quarters ended		Nine fiscal months ended		Years Ended December 31,
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	2017	2016
Beginning balance	$38,032	$35,733	$36,680	$34,479	$34,479	$32,487
Sales allowances	27,986	22,421	77,539	67,191	89,009	86,896
Credits issued	(29,293)	(28,116)	(77,091)	(71,638)	(87,403)	(85,341)
Foreign currency	103	384	(300)	390	595	437
Ending balance	$36,828	$30,422	$36,828	$30,422	$36,680	$34,479

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

On February 8, 2018, the Company acquired substantially all of the assets and liabilities of UltraSource, Inc., a U.S.-based, privately-held thin film circuit and thin film interconnect manufacturer, for $13,596.  Based on an estimate of their fair values, the Company allocated $6,500 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $4,227 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since February 8, 2018.  The inclusion of this acquisition did not have a material impact on the Company's consolidated results for the fiscal quarter or nine fiscal months ended September 29, 2018.  The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.

On June 11, 2018, the Company acquired EuroPower Holdings Ltd. ("EuroPower") for $2,939, net of cash acquired.  EuroPower is a distributor of electronic components in the United Kingdom.  The inclusion of this business did not have a material impact on the Company's consolidated results for the fiscal quarter or nine fiscal months ended September 29, 2018.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $1,068 related to this acquisition. The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.

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

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated condensed statements of operations:

	Fiscal quarter ended	Nine fiscal months ended
	September 30, 2017	September 30, 2017
MOSFETs Enhanced Competitiveness Program	$2,463	$2,911
Global Cost Reduction Programs	781	2,283
Total	$3,244	$5,194

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	5,367
Cash paid	(426)
Foreign currency translation	1
Balance at December 31, 2015	$12,172
Expense recorded in 2016	9,744
Cash paid	(15,686)
Foreign currency translation	2
Balance at December 31, 2016	$6,232
Expense recorded in 2017	3,204
Cash paid	(7,173)
Balance at December 31, 2017	$2,263
Cash paid	(1,051)
Balance at September 29, 2018	$1,212

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$13,753
Cash paid	(986)
Foreign currency translation	(150)
Balance at December 31, 2015	$12,617
Expense recorded in 2016	9,918
Cash paid	(16,237)
Foreign currency translation	(34)
Balance at December 31, 2016	$6,264
Expense recorded in 2017	8,069
Cash paid	(7,168)
Foreign currency translation	500
Balance at December 31, 2017	$7,665
Cash paid	(2,881)
Foreign currency translation	(87)
Balance at September 29, 2018	$4,697

The following table summarizes the expense recognized by segment related to this program:

	Fiscal quarter ended	Nine fiscal months ended
	September 30, 2017	September 30, 2017
Diodes	$(13)	$-
Optoelectronic Components	-	242
Resistors & Inductors	468	1,403
Capacitors	88	334
Unallocated Selling, General, and Administrative Expenses	238	304
Total	$781	$2,283

Severance benefits are generally paid in a lump sum at cessation of employment, though some are being paid in installments.  The current portion of the liability is $2,772 and is included in other accrued expenses in the accompanying consolidated condensed balance sheets.  The non-current portion of the liability is included in other liabilities in the accompanying consolidated condensed balance sheets.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended September 29, 2018 and September 30, 2017 reflect the Company's expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company's earnings and the applicable tax rates in the various jurisdictions where the Company operates.

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States.  The TCJA represents sweeping changes in U.S. tax law.  Among the numerous changes in tax law, the TCJA permanently reduced the U.S. corporate income tax rate to 21% beginning in 2018; imposed a one-time transition tax on deferred foreign earnings; established a partial territorial tax system by allowing a 100% dividends received deduction on qualifying dividends paid by foreign subsidiaries; limited deductions for net interest expense; expanded the U.S. taxation of foreign earned income to include "global intangible low-taxed income" ("GILTI") of foreign subsidiaries; and imposed a base erosion and anti-abuse minimum tax ("BEAT").

The TCJA represents the first significant change in U.S. tax law in over 30 years.  As permitted by SAB No. 118, the tax expense recorded in the fourth fiscal quarter of 2017 due to the enactment of the TCJA was considered "provisional," based on reasonable estimates.  As further described below, after additional analysis was completed in the second and third fiscal quarters of 2018, the Company identified additional amounts available to be repatriated to the U.S. and additional information regarding the foreign taxes payable and recorded additional provisional tax expense to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdiction.  The Company is continuing to collect and analyze detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA.  The Company may record further adjustments to refine those estimates during the measurement period, as additional analysis is completed.

The TCJA transitions the U.S. from a worldwide tax system to a partial territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, the Company recognized provisional tax expense of $215,558 in 2017, and provisionally expects to pay $184,468, net of estimated applicable foreign tax credits, and after utilization of net operating loss, R&D credits, and foreign tax credit carryforwards. As a result of additional analysis completed in the third fiscal quarter of 2018, the Company accrued additional provisional tax expense of $6,214.  The first installment of $14,400 was paid in the second fiscal quarter of 2018.  These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes.

Due to the changes in taxation of dividends received from foreign subsidiaries, and also because of the need to finance the payment of the transition tax, the Company made the determination during the fourth fiscal quarter of 2017 that certain unremitted foreign earnings in Israel, Germany, Austria, and France are no longer permanently reinvested, and recorded provisional tax expense of $213,000 to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions assuming the hypothetical repatriation to the United States of these approximately $1,100,000 of available foreign earnings.  As a result of additional analysis completed in the second and third fiscal quarters of 2018, the Company adjusted the amount of foreign unremitted earnings available from Israel, Germany, Austria, and France to approximately $1,200,000, identified additional information regarding the foreign taxes payable, and accrued additional provisional tax expense of $19,282.

The Company repatriated approximately $274,000 and approximately $450,000 to the United States, and paid withholding and foreign taxes of $92,093 and $64,674 in the second and third fiscal quarters of 2018, respectively.  Substantially all of the amounts repatriated in the second fiscal quarter were used to reduce the outstanding balance of the credit facility (see Note 6) and to repay certain intercompany indebtedness.  A portion of the amounts repatriated in the third fiscal quarter were used to eliminate the remaining outstanding balance of the credit facility.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

After completing these phases of cash repatriation, there is approximately $300,000 of unremitted foreign earnings that the Company has deemed not permanently reinvested and thus has accrued foreign withholding and other taxes.   The Company expects to repatriate these remaining amounts at a measured pace over several years, and may decide to ultimately not repatriate some of these amounts.

The Company's effective tax rate for the periods ended September 29, 2018 was negatively impacted by certain provisions of the TCJA.  The provisions of the TCJA are interrelated and the impact of any specific provision cannot be isolated. The Company operates at a pre-tax loss in the U.S. and the reduction in the federal tax rate reduces the tax benefit recorded.  In addition, the inclusion of GILTI income and the limitation on the deductibility of interest expense increased the effective tax rate. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore did not provide any deferred taxes in the consolidated financial statements at December 31, 2017.  BEAT could potentially increase the Company's U.S. federal income tax by disallowing certain otherwise deductible payments from the U.S. to non-U.S. subsidiaries and imposing a minimum tax if greater than the regular tax.  The Company expects to be subject to BEAT in 2018 and future periods, but BEAT did not have a material impact on the Company's effective tax rate for the periods ended September 29, 2018.

The Company's repurchase of a portion of the outstanding convertible debentures in the second fiscal quarter of 2018 (see Note 6) reduced the Company's expected full year 2018 tax rate.

The Company recognized a tax benefit on the pre-tax loss on early extinguishment of debt.  The Company also recognized a tax benefit of $33,963 in the second fiscal quarter of 2018 resulting from the extinguishment, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures.

Income tax expense for the fiscal quarter and nine fiscal months ended September 29, 2018, includes tax expense of $680 and tax benefits of $7,010 for the periodic remeasurement of the deferred tax liability recorded for the foreign taxes associated with the cash repatriation program described above.

Income tax expense for the fiscal quarter and nine fiscal months ended September 30, 2017 included a tax benefit of $892 and $3,100 for the periodic remeasurement of the deferred tax liability recorded for the cash repatriation program that was terminated as a result of the enactment of the TCJA.

During the nine fiscal months ended September 29, 2018, the liabilities for unrecognized tax benefits increased by $3,486 on a net basis, due to increases for tax positions taken in the current period and interest, offset by payments and foreign currency effects.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	September 29, 2018	December 31, 2017

Credit facility	$-	$150,000
Convertible senior debentures, due 2040	22,486	110,412
Convertible senior debentures, due 2041	57,695	56,641
Convertible senior debentures, due 2042	34,268	62,518
Convertible notes, due 2025	491,853	-
Deferred financing costs	(17,716)	(9,101)
	588,586	370,470
Less current portion	-	-
	$588,586	$370,470

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

The carrying values of the liability and equity components of the convertible notes are reflected in the Company's consolidated balance sheets as follows:

	Principal amount of the notes	Unamortized discount	Carrying value of liability component	Equity component - net carrying value
September 29, 2018
Due 2025	$600,000	(108,147)	$491,853	$85,262

Interest is payable on the convertible notes due 2025 semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2018, at a rate of 2.25% per annum; however, the remaining debt discount is being amortized as additional non-cash interest expense using an effective annual interest rate of 5.50% based on the Company's estimated nonconvertible debt borrowing rate.

Interest expense for the fiscal quarter and nine fiscal months ended September 29, 2018 related to the convertible notes due 2025 is reflected on the consolidated condensed statements of operations as follows:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Total interest expense related to the debentures
Fiscal quarter ended September 29, 2018	$3,375	3,334	454	$7,163

Nine fiscal months ended September 29, 2018	$4,088	3,890	605	$8,583

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

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the September 27, 2018 dividend payment:

	Due 2040	Due 2041	Due 2042
Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount as of September 29, 2018	$55,000	$150,000	$80,940
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective September 13, 2018 (per $1 principal amount)	78.0506	56.9573	91.7689
Effective conversion price effective September 13, 2018 (per share)	$12.81	$17.56	$10.90
130% of the conversion price (per share)	$16.65	$22.83	$14.17
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the September 29, 2018 evaluation, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the September 29, 2018 evaluation, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods.  The debentures due 2040 and due 2042 will remain convertible until December 31, 2018, at which time the conversion criteria will be reevaluated.  At the direction of its Board of Directors, the Company intends, upon future conversion of any of the convertible senior debentures, to repay the principal amounts of the convertible senior debentures in cash and settle any additional amounts in shares of Vishay common stock. The excess of the amount that the Company would pay to the holders of the debentures due 2040 and due 2042 upon conversion over the carrying value of the liability component of the debentures currently convertible has been reclassified as temporary equity on the consolidated condensed financial statements. The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility. Accordingly, the debt component of the convertible debentures due 2040 and due 2042 continues to be classified as a non-current liability on the consolidated condensed balance sheets.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's consolidated condensed balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component (including temporary equity) - net carrying value
September 29, 2018
Due 2040	$55,000	(32,561)	47	$22,486	$22,019
Due 2041	$150,000	(92,549)	244	$57,695	$62,246
Due 2042	$80,940	(46,735)	63	$34,268	$31,229
Total	$285,940	$(171,845)	$354	$114,449	$115,494

December 31, 2017
Due 2040	$275,000	(164,794)	206	$110,412	$110,094
Due 2041	$150,000	(93,573)	214	$56,641	$62,246
Due 2042	$150,000	(87,600)	118	$62,518	$57,874
Total	$575,000	$(345,967)	$538	$229,571	$230,214

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

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
September 29, 2018
Due 2040	$310	135	4	20	$469
Due 2041	$844	349	12	71	$1,276
Due 2042	$455	184	7	19	$665
Total	$1,609	$668	$23	$110	$2,410

September 30, 2017
Due 2040	$1,547	626	22	(53)	$2,142
Due 2041	$844	321	11	(21)	$1,155
Due 2042	$844	312	13	(21)	$1,148
Total	$3,235	$1,259	$46	$(95)	$4,445

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the debentures is reflected on the consolidated condensed statements of operations for the nine fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures
September 29, 2018
Due 2040	$2,991	1,269	42	81	$4,383
Due 2041	$2,532	1,024	36	30	$3,622
Due 2042	$2,013	783	31	4	$2,831
Total	$7,536	$3,076	$109	$115	$10,836

September 30, 2017
Due 2040	$4,641	1,841	66	(97)	$6,451
Due 2041	$2,532	943	35	(13)	$3,497
Due 2042	$2,532	919	40	(13)	$3,478
Total	$9,705	$3,703	$141	$(123)	$13,426

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total
Balance at January 1, 2018	$(69,041)	$92,954	$1,801	$25,714
Cumulative effect of accounting for adoption of ASU 2016-01	-	-	(1,801)	$(1,801)
Other comprehensive income before reclassifications	-	(30,236)	-	$(30,236)
Tax effect	-	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(30,236)	-	$(30,236)
Amounts reclassified out of AOCI	6,734	-	-	$6,734
Tax effect	(1,882)	-	-	$(1,882)
Amounts reclassified out of AOCI, net of tax	4,852	-	-	$4,852
Net other comprehensive income	$4,852	$(30,236)	$-	$(25,384)
Balance at September 29, 2018	$(64,189)	$62,718	$-	$(1,471)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2018 and 2017 for the Company's defined benefit pension plans:

	Fiscal quarter ended September 29, 2018		Fiscal quarter ended September 30, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$900	$-	$948
Interest cost	371	1,175	411	1,247
Expected return on plan assets	-	(463)	-	(519)
Amortization of prior service cost	36	52	36	19
Amortization of losses	159	1,520	82	1,595
Curtailment and settlement losses	-	441	-	331
Net periodic benefit cost	$566	$3,625	$529	$3,621

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 29, 2018 and September 30, 2017 for the Company's defined benefit pension plans:

	Nine fiscal months ended September 29, 2018		Nine fiscal months ended September 30, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,775	$-	$2,776
Interest cost	1,113	3,628	1,232	3,613
Expected return on plan assets	-	(1,430)	-	(1,543)
Amortization of prior service cost	108	161	108	55
Amortization of losses	477	4,690	247	4,596
Curtailment and settlement losses	-	1,358	-	983
Net periodic benefit cost	$1,698	$11,182	$1,587	$10,480

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2018 and 2017 for the Company's other postretirement benefit plans:

	Fiscal quarter ended September 29, 2018		Fiscal quarter ended September 30, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$35	$71	$33	$71
Interest cost	69	28	77	26
Amortization of prior service (credit)	(37)	-	(209)	-
Amortization of losses (gains)	(10)	26	(24)	16
Net periodic benefit cost	$57	$125	$(123)	$113

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 29, 2018 and September 30, 2017 for the Company's other postretirement benefit plans:

	Nine fiscal months ended September 29, 2018		Nine fiscal months ended September 30, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$103	$219	$99	$202
Interest cost	205	86	232	76
Amortization of prior service (credit)	(111)	-	(627)	-
Amortization of losses (gains)	(29)	80	(70)	45
Net periodic benefit cost	$168	$385	$(366)	$323

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Restricted stock units	$778	$676	$3,825	3,556
Phantom stock units	-	-	214	163
Total	$778	$676	$4,039	3,719

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at September 29, 2018 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$3,838	1.2
Phantom stock units	-	0.0
Total	$3,838

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

Restricted Stock Units

RSU activity under the 2007 Program as of September 29, 2018 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2018	986	$13.34
Granted	252	18.90
Vested*	(334)	13.67
Cancelled or forfeited	-	-
Outstanding at September 29, 2018	904	$14.77

Expected to vest at September 29, 2018	904

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

Phantom stock unit activity under the phantom stock plan as of September 29, 2018 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2018	157
Granted	10	$21.35
Dividend equivalents issued	2
Outstanding at September 29, 2018	169

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended September 29, 2018:
Product Sales	$144,227	$186,492	$76,443	$257,330	$116,447	$780,939
Royalty Revenues	33	-	-	-	-	$33
Total Revenue	$144,260	$186,492	$76,443	$257,330	$116,447	$780,972

Gross Profit	$38,991	$54,690	$27,653	$88,213	$26,749	$236,296

Segment Operating Income	$29,502	$49,561	$23,144	$80,042	$21,655	$203,904

Fiscal quarter ended September 30, 2017:*
Product Sales	$126,522	$160,562	$77,145	$217,489	$96,215	$677,933
Royalty Revenues	-	-	-	8	-	$8
Total Revenue	$126,522	$160,562	$77,145	$217,497	$96,215	$677,941

Gross Profit	$32,349	$43,575	$29,042	$65,586	$19,595	$190,147

Segment Operating Income	$23,434	$38,694	$25,214	$58,328	$14,705	$160,375

Nine fiscal months ended September 29, 2018:
Product Sales	$408,280	$535,975	$224,110	$755,262	$335,064	$2,258,691
Royalty Revenues	45	-	-	61	-	$106
Total Revenue	$408,325	$535,975	$224,110	$755,323	$335,064	$2,258,797

Gross Profit	$109,440	$150,298	$81,290	$251,712	$76,094	$668,834

Segment Operating Income	$80,577	$134,592	$68,103	$226,292	$60,258	$569,822

Nine fiscal months ended September 30, 2017:*
Product Sales	$345,399	$460,492	$215,040	$626,684	$278,241	$1,925,856
Royalty Revenues	-	-	-	50	-	$50
Total Revenue	$345,399	$460,492	$215,040	$626,734	$278,241	$1,925,906

Gross Profit	$78,423	$123,499	$77,091	$188,936	$57,784	$525,733

Segment Operating Income	$51,917	$109,014	$64,007	$167,035	$43,041	$435,014

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1.

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017***	September 29, 2018	September 30, 2017***
Reconciliation:
Segment Operating Income	$203,904	$160,375	$569,822	$435,014
Restructuring and Severance Costs	-	(3,244)	-	(5,194)
Unallocated Selling, General, and Administrative Expenses	(65,806)	(61,715)	(204,369)	(181,821)
Consolidated Operating Income	$138,098	$95,416	$365,453	$247,999
Unallocated Other Income (Expense)	(11,290)	(9,228)	(49,067)	(35,660)
Consolidated Income Before Taxes	$126,808	$86,188	$316,386	$212,339

***Recast for the adoption of ASU 2017-07.  See Note 1.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Nine fiscal months ended		Years Ended December 31,
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	2017	2016
Distributors	$452,051	$383,727	$1,302,127	$1,102,232	$1,484,276	$1,280,060
OEMs	276,299	247,551	803,128	685,565	931,291	861,322
EMS companies	52,622	46,663	153,542	138,109	183,801	175,946
Total Revenue	$780,972	$677,941	$2,258,797	$1,925,906	$2,599,368	$2,317,328

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Nine fiscal months ended		Years Ended December 31,
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	2017	2016
Asia	$315,701	$282,416	$904,047	$811,987	$1,091,107	$948,195
Europe	269,518	237,874	809,501	665,049	902,357	810,543
Americas	195,753	157,651	545,249	448,870	605,904	558,590
Total Revenue	$780,972	$677,941	$2,258,797	$1,925,906	$2,599,368	$2,317,328

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Nine fiscal months ended		Years Ended December 31,
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	2017	2016
Industrial	$283,134	$242,038	$858,963	$691,678	$934,631	$796,031
Automotive	224,041	185,781	642,293	537,008	727,220	640,767
Telecommunications	51,935	50,710	144,326	143,828	190,682	193,456
Computing	62,774	55,380	163,862	143,948	198,850	172,481
Consumer Products	48,583	40,155	126,781	108,711	145,243	150,741
Power Supplies	34,899	44,327	110,468	120,223	160,038	132,555
Military and Aerospace	41,881	33,029	117,355	98,753	132,898	128,523
Medical	33,725	26,521	94,749	81,757	109,806	102,774
Total revenue	$780,972	$677,941	2,258,797	1,925,906	$2,599,368	$2,317,328

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Numerator:
Net earnings attributable to Vishay stockholders	$77,876	$64,404	$243,339	$157,313

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,215	145,572	144,197	145,973
Outstanding phantom stock units	168	156	167	155
Adjusted weighted average shares	144,383	145,728	144,364	146,128

Effect of dilutive securities:
Convertible and exchangeable debt instruments	8,062	10,480	11,827	9,160
Restricted stock units	501	493	511	338
Dilutive potential common shares	8,563	10,973	12,338	9,498

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	152,946	156,701	156,702	155,626

Basic earnings per share attributable to Vishay stockholders	$0.54	$0.44	$1.69	$1.08

Diluted earnings per share attributable to Vishay stockholders	$0.51	$0.41	$1.55	$1.01

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Convertible debt:
Convertible Senior Debentures, due 2041	-	8,401	-	8,371
Convertible Senior Notes, due 2025	19,052	-	7,607	-
Weighted average other	307	379	307	514

The Company's convertible debt instruments are only convertible for specified periods upon the occurrence of certain events.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the September 29, 2018 evaluation.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the September 29, 2018 evaluation.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company assumes the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, and the convertible senior notes, due 2025, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the convertible instruments are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt.  Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.81, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $17.56, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, if the average market price is less than $10.90, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042, and if the average market price is less than $31.49, no shares are included in the diluted earnings per share computation for the convertible senior notes due 2025.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
September 29, 2018
Assets:
Assets held in rabbi trusts	$43,701	$26,363	$17,338	$-
Available for sale securities	$4,429	4,429	-	-
	$48,130	$30,792	$17,338	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(47)	$-	$-	$(47)
Embedded derivative - convertible debentures due 2041	$(244)	-	-	(244)
Embedded derivative - convertible debentures due 2042	$(63)	-	-	(63)
	$(354)	$-	$-	$(354)
December 31, 2017
Assets:
Assets held in rabbi trusts	$45,252	$28,589	16,663	$-
Available for sale securities	$4,621	4,621	-	-
	$49,873	$33,210	$16,663	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(206)	$-	$-	$(206)
Embedded derivative - convertible debentures due 2041	$(214)	-	-	(214)
Embedded derivative - convertible debentures due 2042	$(118)	-	-	(118)
	$(538)	$-	$-	$(538)

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

The Company has entered into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $100,000 as of December 31, 2017.  There were no such contracts outstanding as of September 29, 2018.  The forward contracts were short-term in nature and were renewed at the Company's discretion until the intercompany loans were repaid.  We did not designate the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts was recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimated the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of December 31, 2017.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at September 29, 2018 and December 31, 2017 is approximately $989,400 and $1,071,200, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $605,948 and $379,033, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At September 29, 2018 and December 31, 2017, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At September 29, 2018 and December 31, 2017, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

As a result of the enactment of the Tax Cuts and Jobs Act ("TCJA") in December 2017, we terminated the aforementioned cash repatriation plan and replaced it with a plan to repatriate approximately $1.1 billion of unremitted foreign earnings in Israel, Germany, Austria, and France in the fourth fiscal quarter of 2017.  As a result of additional analysis completed in the second fiscal quarter of 2018, we adjusted the amount of foreign unremitted earnings available from Israel, Germany, Austria, and France to approximately $1.2 billion and accrued additional provisional tax expense.   We repatriated approximately $274.0 million and $450.0 million to the United States, and paid withholding and foreign taxes of approximately $92.1 million and $64.7 million in the second and third fiscal quarters of 2018, respectively.  Substantially all of the amounts repatriated in the second fiscal quarter were used to reduce the outstanding balance of the credit facility and to repay certain intercompany indebtedness.  A portion of the amounts repatriated in the third fiscal quarter were used to eliminate the remaining outstanding balance of the credit facility.  The provisional tax expense recorded in the fourth quarter of 2017 related to the enactment of the TCJA included these amounts paid in the second and third fiscal quarters of 2018.

As permitted by Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 118, the net tax expense recorded in our financial statements due to the enactment of the TCJA for the fourth fiscal quarter of 2017, and adjusted in the second and third fiscal quarters of 2018 is considered "provisional," based on reasonable estimates.  We are continuing to collect and analyze detailed information that could impact this amount and may record further adjustments to refine those estimates during the measurement period defined in SAB No. 118, as additional analysis is completed.  See further information in "U.S. Tax Reform: Tax Cuts and Jobs Act" below.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources" below.  In the first fiscal quarter of 2018, we retrospectively adopted two new accounting standards, which impacted previously reported net revenues, gross profit margin, and segment operating income.  The amounts previously reported for these metrics have been recast.  See additional information in Note 1 to the consolidated condensed financial statements included in Item 1.  We continued to experience excellent business conditions in virtually all end-markets in the third fiscal quarter of 2018.  Net revenues continued to increase and are significantly higher than the prior year quarter.  The key financial metrics continue to be strong even as distributors, particularly of semiconductor products in Asia, normalized their backlogs during the third fiscal quarter.

Net revenues for the fiscal quarter ended September 29, 2018 were $781.0 million, compared to $761.0 million and $677.9 million for the fiscal quarters ended June 30, 2018 and September 30, 2017, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended September 29, 2018 were $77.9 million, or $0.51 per diluted share, compared to $103.1 million, or $0.65 per share for the fiscal quarter ended June 30, 2018, and $64.4 million, or $0.41 per diluted share for the fiscal quarter ended September 30, 2017.

Net revenues for the nine fiscal months ended September 29, 2018 were $2,258.8 million, compared to $1,925.9 million for the nine fiscal months ended September 30, 2017.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended September 29, 2018 were $243.3 million, or $1.55 per diluted share, compared to $157.3 million, or $1.01 per diluted share for the nine fiscal months ended September 30, 2017.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Nine fiscal months ended
	September 29, 2018	June 30, 2018	September 30, 2017	September 29, 2018	September 30, 2017

GAAP net earnings attributable to Vishay stockholders	$77,876	$103,097	$64,404	$243,339	$157,313

Reconciling items affecting operating income:
Restructuring and severance costs	$-	$-	$3,244	$-	$5,194

Reconciling items affecting other income (expense):
Loss on disposal of equity affiliate	$-	$-	$-	$-	$7,060
Loss on early extinguishment of debt	-	17,309	-	17,309	-

Reconciling items affecting tax expense:
Enactment of TCJA	$13,496	$12,000	$-	$25,496	$-
Effects of cash repatriation program	680	(9,006)	(892)	(7,010)	(3,100)
Change in deferred taxes due to early extinguishment of debt	-	(33,963)	-	(33,963)	-
Effects of changes in uncertain tax positions	-	-	(804)	-	(804)
Tax effects of pre-tax items above	-	(3,784)	(674)	(3,784)	(1,271)

Adjusted net earnings	$92,052	$85,653	$65,278	$241,387	$164,392

Adjusted weighted average diluted shares outstanding	152,946	157,657	156,701	156,702	155,626

Adjusted earnings per diluted share	$0.60	$0.54	$0.42	$1.54	$1.06

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended			Nine fiscal months ended
	September 29, 2018	June 30, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net cash provided by (used in) continuing operating activities	$70,721	$(8,689)	$117,579	$108,891	$245,845
Proceeds from sale of property and equipment	77	8,194	196	8,455	1,484
Less: Capital expenditures	(49,745)	(48,373)	(35,723)	(126,391)	(84,790)
Free cash	$21,053	$(48,868)	$82,052	$(9,045)	$162,539

Our results for the fiscal quarters ended September 29, 2018, June 30, 2018, and September 30, 2017 and nine fiscal months ending September 29, 2018 and September 30, 2017 represent the effects of a strong business environment, our cost reduction programs, and our organic growth initiatives. We experienced a relatively sharp upturn in demand beginning in the first quarter of 2017 that has continued through first nine fiscal months of 2018 and further improved results.  Distributors, particularly of semiconductor products in Asia, normalized their backlogs in the third fiscal quarter, which negatively impacted the book-to-bill ratio.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses. Our pre-tax results were consistent with expectations based on our business model.

Our free cash results for the fiscal quarter and nine fiscal months ended September 29, 2018 were significantly impacted by the payment of cash taxes of $92.1 million and $64.7 million related to the cash repatriated to the U.S. in the second and third fiscal quarters of 2018, respectively, and the payment of the first $14.4 million installment of the U.S. transition tax in the second fiscal quarter of 2018.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2017 through the third fiscal quarter of 2018 (dollars in thousands):

	3rd Quarter 2017*	4th Quarter 2017*	1st Quarter 2018	2nd Quarter 2018	3rd Quarter 2018

Net revenues	$677,941	$673,462	$716,795	$761,030	$780,972

Gross profit margin	28.0%	26.3%	28.6%	29.9%	30.3%

Operating margin (1)	14.1%	11.3%	14.5%	16.2%	17.7%

End-of-period backlog	$1,122,200	$1,320,200	$1,498,700	$1,595,200	$1,559,700

Book-to-bill ratio	1.11	1.28	1.22	1.17	0.95

Inventory turnover	4.5	4.5	4.6	4.6	4.4

Change in ASP vs. prior quarter	-0.1%	-0.2%	-0.2%	0.7%	0.6%

* Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to the consolidated condensed financial statements included in Item 1.
(1)  Operating margin for the third and fourth fiscal quarters of 2017 includes $3.2 million and $6.1 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated condensed financial statements).

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and third fiscal quarter of 2017.  Distributors, particularly of semiconductor products in Asia, normalized their backlogs in the third fiscal quarter, which decreased the backlog and negatively impacted the book-to-bill ratio.  Many of our product lines are operating at or near capacity, but the high order rates have increased product delivery leadtimes and even caused some shortages of supply.  We continue to raise critical capacities, while remaining careful in adding operational fixed costs.  Pricing pressures have been minimal due to the strong business environment.

Gross profit margin increased versus the prior fiscal quarter and the third fiscal quarter of 2017.  The increases are primarily volume-driven.

The book-to-bill ratio in the third fiscal quarter of 2018 was impacted by the normalization of distributor backlog, particularly of semiconductor products in Asia, and decreased to 0.95 versus 1.17 in the second fiscal quarter of 2018.  The book-to-bill ratios in the third fiscal quarter of 2018 for distributors and original equipment manufacturers ("OEM") were 0.80 and 1.15, respectively, versus ratios of 1.23 and 1.08, respectively, during the second fiscal quarter of 2018.

For the fourth fiscal quarter of 2018, we anticipate revenues between $745 million and $785 million and gross margins of 28.0% to 29.5% at the exchange rates of the third fiscal quarter.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2017 through the third fiscal quarter of 2018 (dollars in thousands):

	3rd Quarter 2017*	4th Quarter 2017*	1st Quarter 2018	2nd Quarter 2018	3rd Quarter 2018
MOSFETs
Net revenues	$126,522	$122,077	$127,506	$136,559	$144,260

Book-to-bill ratio	1.19	1.59	1.23	0.96	0.88

Gross profit margin	25.6%	25.5%	25.1%	28.1%	27.0%

Segment operating margin	18.5%	18.2%	17.7%	20.9%	20.5%

Diodes
Net revenues	$160,562	$159,466	$167,017	$182,466	$186,492

Book-to-bill ratio	1.18	1.34	1.30	1.08	0.86

Gross profit margin	27.1%	26.1%	25.9%	28.7%	29.3%

Segment operating margin	24.1%	23.0%	22.7%	25.8%	26.6%

Optoelectronic Components
Net revenues	$77,145	$69,389	$71,958	$75,709	$76,443

Book-to-bill ratio	0.94	1.21	1.24	1.20	0.88

Gross profit margin	37.6%	30.1%	37.8%	34.9%	36.2%

Segment operating margin	32.7%	23.8%	31.7%	29.3%	30.3%

Resistors & Inductors
Net revenues	$217,497	$216,795	$244,046	$253,947	$257,330

Book-to-bill ratio	1.15	1.19	1.15	1.16	1.02

Gross profit margin	30.2%	29.0%	32.2%	33.5%	34.3%

Segment operating margin	26.8%	25.8%	28.7%	30.0%	31.1%

Capacitors
Net revenues	$96,215	$105,735	$106,268	$112,349	$116,447

Book-to-bill ratio	0.97	1.08	1.26	1.59	1.03

Gross profit margin	20.4%	19.5%	22.9%	22.3%	23.0%

Segment operating margin	15.3%	14.7%	17.8%	17.5%	18.6%

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

The TCJA represents the first significant change in U.S. tax law in over 30 years.  As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered "provisional," based on reasonable estimates.  As further described below, the Company adjusted its estimates for the impact of enactment of the TCJA in the second and third fiscal quarters of 2018.  We are continuing to collect and analyze detailed information about the earnings and profits of our non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated,  the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA.  We may record additional adjustments to refine those estimates during the measurement period, as additional analysis is completed.  Furthermore, we are continuing to evaluate the TCJA's provisions and may prospectively adjust our financial and capital structure and business practices accordingly.

The provisional amount of net tax expense recorded in the fourth fiscal quarter of 2017, as adjusted in the second and third fiscal quarters of 2018, that is directly and indirectly related to the TCJA is summarized as follows (amounts in thousands):

Remeasurement of net deferred tax liabilities	$(76,027)
Transition tax on unremitted foreign earnings	222,983
Incremental foreign taxes on assumed repatriation	232,282
Reversal of deferred taxes due to cancellation of 2015 repatriation plan	(118,887)
Total tax expense related to the enactment of the TCJA	$260,351

As a result of the TCJA, we recognized a provisional tax benefit of $76.0 million to remeasure our net deferred tax liabilities at the lower, 21% rate.

The TCJA transitions the U.S. from a worldwide tax system to a partial territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, we recognized provisional tax expense of $215.6 million in the fourth fiscal quarter of 2017 and an additional $6.2 million based on additional analysis completed in the third fiscal quarter of 2018, and provisionally expect to pay $184.5 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss, R&D credit, and foreign tax credit carryforwards. We paid the first installment of $14.4 million in the second fiscal quarter of 2018.  These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes.

Due to the changes in taxation of dividends received from foreign subsidiaries, and also because of the need to finance the payment of the transition tax, we made the determination during the fourth fiscal quarter of 2017 that certain unremitted foreign earnings in Israel, Germany, Austria, and France are no longer permanently reinvested, and recorded provisional tax expense of $213.0 million to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions assuming the hypothetical repatriation to the United States of these approximately $1.1 billion of available foreign earnings.  As a result of additional analysis completed in the second and third fiscal quarters of 2018, the Company revised the amount available to be repatriated to the U.S. to approximately $1.2 billion and recorded additional provisional tax expense to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions.  During the third fiscal quarter of 2018, we identified additional information regarding the foreign taxes payable on such repatriation, and recorded an additional adjustment of $7.3 million.  We repatriated approximately $274.0 million and $450.0 million to the United States, and paid withholding and foreign taxes of approximately $92.1 million and $64.7 million in the second and third fiscal quarters of 2018, respectively.  See further information in "Financial Condition, Liquidity, and Capital Resources" below.

After completing these phases of cash repatriation, there is approximately $300 million of unremitted foreign earnings that we have deemed not permanently reinvested and thus have accrued foreign withholding and other taxes.  We expect to repatriate these remaining amounts at a measured pace over several years, and may decide to ultimately not repatriate some of these amounts.

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

The deferred tax liability related to these unremitted foreign earnings is based on the available sources of cash, applicable tax rates, foreign currency exchange rates, and other factors and circumstances, as of each balance sheet date.  Changes in these underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.  We recorded expense of $0.7 million and benefit of $7.0 million for the third fiscal quarter and nine fiscal months ended September 29, 2018, respectively, for such remeasurements.

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

The TCJA expands the U.S. current taxation of foreign earned income beginning in 2018.  Global intangible low-taxed income ("GILTI") is income of our non-U.S. subsidiaries that exceeds an allowable return and which will then be included in U.S. current taxable income, subject to certain adjustments, and possibly reduced by indirect foreign tax credits.  We have elected to account for GILTI tax in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements for the year ended December 31, 2017.  We expect to recognize a significant amount of GILTI income in 2018, and have included an estimate of such amounts in our provision for income taxes for the fiscal quarter and nine fiscal months ended September 29, 2018.  Because of the complexity of the new GILTI provisions, the rules around its implementation are not yet clear and as such, this estimate could change.  The TCJA also imposes a base erosion and anti-abuse minimum tax ("BEAT").  BEAT could potentially increase our U.S. federal income tax by disallowing certain otherwise deductible payments from the U.S. to non-U.S. subsidiaries and imposing a minimum tax if greater than the regular tax.   We expect to be subject to BEAT in 2018 and future periods, but BEAT did not have a material impact on our provision for income taxes for the fiscal quarter or nine fiscal months ended September 29, 2018.  We are still evaluating the potential impacts of the new GILTI and BEAT tax rules.

We historically derived significant cash tax savings from our convertible debentures.  For U.S. federal income tax purposes, the interest deduction for the convertible debentures is computed based on the comparable yield of a hypothetical fixed rate debt instrument with similar terms and conditions but no conversion feature.  Accordingly, annual interest deductions are calculated at 8.0%, 8.375%, and 7.5% of the adjusted issue price. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term of the debt due to the difference between the interest deduction using a comparable yield applied to the adjusted issue price, and the coupon rate of 2.25% on the principal amount. Interest expense recognized in accordance with GAAP is calculated at the comparable yield multiplied by the carrying amount of the liability component of convertible debentures, which is substantially lower than the adjusted issue price for tax purposes.  The difference between the tax and GAAP interest computations resulted in substantially greater interest deductions for tax purposes than GAAP interest expense.  The TCJA limits deduction for net interest expense, which makes the convertible debentures less attractive financial instruments.  We repurchased $220.0 million and $69.1 million of convertible debentures due 2040 and due 2042, respectively, in the second fiscal quarter of 2018.  Our repurchase of a portion of the outstanding convertible debentures reduced our expected full year 2018 tax rate.  While the remaining convertible debentures due 2040 and 2042 are currently convertible at the option of the holders, none of the convertible debentures are currently callable by us.

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

On February 8, 2018, we acquired substantially all of the assets and liabilities of UltraSource, Inc. ("UltraSource"), a U.S.-based, privately-held thin film circuit and thin film interconnect manufacturer, for $13.6 million.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since February 8, 2018.  UltraSource contributed $4.8 million and $12.3 million of net revenues to the third fiscal quarter and nine fiscal months ended September 29, 2018.

On June 11, 2018, we acquired EuroPower Holdings Ltd. ("EuroPower"), a distributor of electronic components in the United Kingdom for $2.9 million.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since June 11, 2018.  EuroPower did not have a material impact on the Company's consolidated results for the fiscal quarter or nine fiscal months ended September 29, 2018.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was weaker during the first nine fiscal months of 2018 compared to the prior year-to-date period, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the prior year-to-date period.  The dollar generally was stronger during the third fiscal quarter compared to the prior year quarter and prior fiscal quarter, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior year quarter and prior fiscal quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold for the third fiscal quarter of 2018 have been favorably impacted (compared to the prior year quarter and prior fiscal quarter) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.  The cost of products sold for the first nine fiscal months of 2018 have been unfavorably impacted compared to the prior year-to-date period.

Results of Operations

Statements of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Nine fiscal months ended
	September 29, 2018	June 30, 2018	September 30, 2017*	September 29, 2018	September 30, 2017*
Cost of products sold	69.7%	70.1%	72.0%	70.4%	72.7%
Gross profit	30.3%	29.9%	28.0%	29.6%	27.3%
Selling, general & administrative expenses	12.6%	13.7%	13.5%	13.4%	14.2%
Operating income	17.7%	16.2%	14.1%	16.2%	12.9%
Income before taxes and noncontrolling interest	16.2%	12.8%	12.7%	14.0%	11.0%
Net earnings attributable to Vishay stockholders	10.0%	13.5%	9.5%	10.8%	8.2%
________
Effective tax rate	38.4%	-5.8%	25.1%	22.9%	25.6%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statement included in Item 1.

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 29, 2018	June 30, 2018	September 30, 2017**	September 29, 2018	September 30, 2017**
Net revenues	$780,972	$761,030	$677,941	$2,258,797	$1,925,906

**Recast for the retrospective adoption of ASU 2014-09.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 29, 2018		Nine fiscal months ended September 29, 2018
	Change in net revenues	% change	Change in net revenues	% change
June 30, 2018	$19,942	2.6%
September 30, 2017	$103,031	15.2%	$332,891	17.3%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	2.9%	14.2%	13.4%
Change in average selling prices	0.6%	0.5%	0.1%
Foreign currency effects	-0.9%	-0.3%	2.6%
Acquisitions	0.2%	0.9%	0.7%
Other	-0.2%	-0.1%	0.5%
Net change	2.6%	15.2%	17.3%

We experienced a substantial, broad-based increase in demand for our products beginning in the first fiscal quarter of 2017 that continued through the third fiscal quarter of 2018, which resulted in increased net revenues compared to the prior fiscal quarter and prior year periods.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended September 29, 2018 were 30.3%, versus 29.9% and 28.0%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the nine fiscal months ended September 29, 2018 were 29.6%, versus 27.3% for the comparable prior year period.  The increases are due primarily to increased sales volume.  We were able to offset the negative impacts of inflation and negative foreign currency impacts by cost reductions and innovation, and maintain our contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 29, 2018	June 30, 2018	September 30, 2017*	September 29, 2018	September 30, 2017*
Net revenues	$144,260	$136,559	$126,522	$408,325	$345,399
Gross profit margin	27.0%	28.1%	25.6%	26.8%	22.7%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 29, 2018		Nine fiscal months ended September 29, 2018
	Change in net revenues	% change	Change in net revenues	% change
June 30, 2018	$7,701	5.6%
September 30, 2017	$17,738	14.0%	$62,926	18.2%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	5.9%	13.9%	17.7%
Change in average selling prices	0.3%	0.3%	-0.3%
Foreign currency effects	-0.4%	-0.2%	1.0%
Other	-0.2%	0.0%	-0.2%
Net change	5.6%	14.0%	18.2%

MOSFETs segment net revenues in the fiscal quarter and nine fiscal months ended September 29, 2018 increased significantly versus the prior fiscal quarter and prior year periods.  All regions and sales channels contributed to the significant increase versus the prior year quarter with the Americas and Europe regions experiencing above average growth.  The strong performance of our IC product business in the third fiscal quarter of 2017 results in comparatively lower growth with Asian distributors in the current year periods.

Gross profit margin increased versus the prior year periods due to the significant increases in net revenues, a more profitable product mix, and the impact of the cost reduction program, which were partially offset by cost inflation and the impact of U.S. tariffs on goods imported from China.

Due to the continuing positive business climate in the third fiscal quarter of 2018, the reduction in the pricing pressure from last year continued for our established MOSFETs products.  Price increases for select products and ongoing price reductions for other products resulted in a net increase of average selling prices versus the prior fiscal quarter and prior year quarter and a slight decline versus the prior year-to-date period.

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

Diodes

Net revenues and gross profit margin of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 29, 2018	June 30, 2018	September 30, 2017*	September 29, 2018	September 30, 2017*
Net revenues	$186,492	$182,466	$160,562	$535,975	$460,492
Gross profit margin	29.3%	28.7%	27.1%	28.0%	26.8%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 29, 2018		Nine fiscal months ended September 29, 2018
	Change in net revenues	% change	Change in net revenues	% change
June 30, 2018	$4,026	2.2%
September 30, 2017	$25,930	16.1%	$75,483	16.4%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	1.9%	13.3%	12.1%
Increase in average selling prices	1.1%	2.4%	1.5%
Foreign currency effects	-0.8%	-0.2%	2.0%
Other	0.0%	0.6%	0.8%
Net change	2.2%	16.1%	16.4%

The Diodes segment achieved significant growth in net revenues in the fiscal quarter and nine fiscal months ended September 29, 2018 versus the prior year periods and slight growth versus the prior fiscal quarter.  The increases versus the prior year periods were primarily due to volume growth, especially with distributors in all regions, and higher average selling prices.  The positive impacts from a stronger euro also contributed to the growth versus the prior year-to-date period.  The increase versus the prior fiscal quarter was primarily due to volume growth, especially in the Asia and Americas regions, and higher average selling prices, partially offset by negative impacts from a weaker euro.

Gross profit margin increased versus the prior fiscal quarter and prior year periods primarily due to increased net revenues and higher average selling prices, partially offset by general cost inflation and the impact of U.S. tariffs on goods imported from China.  Weaker local foreign currency exchange rates also contributed to the increase in gross profit margin versus the prior fiscal quarter.

The positive business climate mostly eliminated the pricing pressure for our established Diodes products. The net increases in average selling prices are primarily due to a more favorable customer mix.

Optoelectronic Components

Net revenues and gross profit margin of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 29, 2018	June 30, 2018	September 30, 2017*	September 29, 2018	September 30, 2017*
Net revenues	$76,443	$75,709	$77,145	$224,110	$215,040
Gross profit margin	36.2%	34.9%	37.6%	36.3%	35.8%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 29, 2018		Nine fiscal months ended September 29, 2018
	Change in net revenues	% change	Change in net revenues	% change
June 30, 2018	$734	1.0%
September 30, 2017	$(702)	-0.9%	$9,070	4.2%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	2.9%	2.8%	2.5%
Decrease in average selling prices	-1.1%	-2.6%	-1.5%
Foreign currency effects	-0.9%	-0.3%	2.8%
Other	0.1%	-0.8%	0.4%
Net change	1.0%	-0.9%	4.2%

The Optoelectronic Components segment experienced a slight increase in net revenues versus the prior fiscal quarter, a slight decrease versus the prior year quarter, and a moderate increase versus the prior year-to-date period.  The increase versus the prior fiscal quarter is primarily due to increased volume, particularly in the Asia region, partially offset by lower average selling prices and a weaker euro.  The decrease versus the prior year quarter is primarily due to lower average selling prices.  The increase versus the prior year-to-date period is primarily due to increased volume in Europe and with distributors in the Americas region and positive impacts from a stronger euro, partially offset by declining average selling prices.

The gross profit margin increased versus the prior fiscal quarter primarily due to increased revenues and manufacturing efficiencies, partially offset by lower average selling prices.  The gross profit margin increased versus the prior year-to-date period primarily due to increased revenues, a more profitable product mix, and the currency impacts of a stronger euro, which impacted revenues more than expenses.  The increases were partially offset by lower average selling prices and cost inflation.  The gross profit margin decreased versus the prior year quarter primarily due to lower average selling prices, partially offset by increased revenues.

The pricing pressure for our established Optoelectronic Components products has reduced versus prior years, but continues.  Average selling prices decreased slightly versus the prior quarter and the prior year-to-date period.

Resistors & Inductors

Net revenues and gross profit margin of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 29, 2018	June 30, 2018	September 30, 2017*	September 29, 2018	September 30, 2017*
Net revenues	$257,330	$253,947	$217,497	$755,323	$626,734
Gross profit margin	34.3%	33.5%	30.2%	33.3%	30.1%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 29, 2018		Nine fiscal months ended September 29, 2018
	Change in net revenues	% change	Change in net revenues	% change
June 30, 2018	$3,383	1.3%
September 30, 2017	$39,833	18.3%	$128,589	20.5%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	0.5%	14.3%	14.5%
Change in average selling prices	0.4%	0.2%	-0.3%
Foreign currency effects	-1.1%	-0.4%	3.5%
Acquisitions	0.6%	3.0%	2.2%
Other	0.9%	1.2%	0.6%
Net change	1.3%	18.3%	20.5%

Net revenues of the Resistors & Inductors segment increased significantly versus the prior year periods and slightly versus the prior fiscal quarter.  All regions contributed to the increase in net revenues versus the prior year periods.  The Americas and Asia regions contributed to the increase in net revenues versus the prior fiscal quarter, while the Europe region decreased slightly primarily due to unfavorable foreign currency effects and seasonality.  Distribution and the automotive and industrial end markets contributed the most to the revenue increase.  The acquisition of UltraSource in the first fiscal quarter of 2018 also contributed to the increase, particularly versus the prior year periods.  See further information in "Acquisition Activity" above and Note 3 to our consolidated condensed financial statements included in Item 1.

The gross profit margin improved versus the prior fiscal quarter and the prior year periods.  The increases in gross profit margin are primarily due to cost reductions and volume efficiencies associated with increased net revenues, partially offset by unfavorable foreign currency effects.  Higher average selling prices contributed to the increases versus the prior fiscal quarter and prior year quarter.

Due to the continuing positive business climate in the third fiscal quarter of 2018 average selling prices increased slightly versus the prior fiscal quarter and prior year quarter and decreased slightly versus the prior year-to-date period.

Market demand currently exceeds our capacity for certain product lines.  Capital spending projects to expand capacity are underway to meet the increased demand.

Capacitors

Net revenues and gross profit margin of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 29, 2018	June 30, 2018	September 30, 2017*	September 29, 2018	September 30, 2017*
Net revenues	$116,447	$112,349	$96,215	$335,064	$278,241
Gross profit margin	23.0%	22.3%	20.4%	22.7%	20.8%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 29, 2018		Nine fiscal months ended September 29, 2018
	Change in net revenues	% change	Change in net revenues	% change
June 30, 2018	$4,098	3.6%
September 30, 2017	$20,232	21.0%	$56,823	20.4%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	3.6%	21.1%	16.1%
Increase in average selling prices	1.5%	0.4%	0.3%
Foreign currency effects	-1.2%	-0.6%	3.3%
Other	-0.3%	0.1%	0.7%
Net change	3.6%	21.0%	20.4%

Net revenues of the Capacitors segment for the fiscal quarter and nine fiscal months ended September 29, 2018 increased significantly versus the prior year periods and moderately versus the prior fiscal quarter.  All regions contributed to the growth in net revenues versus the prior year periods.  The Asia and Americas regions contributed to the growth in net revenues versus the prior fiscal quarter, with the Americas region experiencing the most significant growth.  Net revenues in the Europe region decreased slightly versus the prior fiscal quarter primarily due to unfavorable foreign currency effects.  Distribution and the industrial and automotive end markets were the main contributors to the sales growth.

The gross profit margin increased versus the prior quarter and the prior year periods.  The increases are primarily due to higher average selling prices and cost reduction and volume efficiencies associated with the increased net revenues, which were partially offset by higher metal prices and the impact of U.S. tariffs on goods imported from China.

Due to the continuing positive business climate in the third fiscal quarter of 2018, average selling prices increased slightly versus the prior quarter and prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 29, 2018	June 30, 2018	September 30, 2017*	September 29, 2018	September 30, 2017*
Total SG&A expenses	$98,198	$103,945	$91,487	$303,381	$272,540
as a percentage of revenues	12.6%	13.7%	13.5%	13.4%	14.2%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated condensed financial statements included in Item 1.

SG&A expenses were favorably impacted by foreign currency exchange rates and less legal expenses in the third fiscal quarter of 2018.  The overall increase in SG&A expenses versus the prior year periods is primarily attributable to general salary and cost inflation, incentive compensation, and exchange rate impacts, partially offset by the benefits of our restructuring programs (see "Cost Management" above).

Certain items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 29, 2018	June 30, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Amortization of intangible assets	$3,240	$3,224	$3,432	$9,665	$10,830
Net loss (gain) on sales of assets	26	(2,066)	(55)	(2,216)	(106)

Certain intangible assets became fully amortized in the second fiscal quarter of 2017 and in the third fiscal quarter of 2018.

Other Income (Expense)

Interest expense for the fiscal quarter ended September 29, 2018 increased $2.4 million and $3.9 million versus the fiscal quarters ended June 30, 2018 and September 30, 2017, respectively.  Interest expense for the nine fiscal months ended September 29, 2018 increased by $6.1 million versus the nine fiscal months ended September 30, 2017.  The increases are primarily attributable to the issuance of convertible senior notes due 2025 in the second fiscal quarter of 2018.  The increases are partially offset by reduced interest expense on the revolving credit facility as a result of using cash repatriated in the second and third fiscal quarters of 2018 to reduce the outstanding balance.

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

Based on our current debt structure, including our expected usage of the revolving credit facility, we expect future interest expense to be approximately $10.4 million per quarter, of which $5.5 million will be payable in cash and the remainder will represent non-cash accretion and amortization of issuance costs.

The following tables analyze the components of the line "Other" on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	September 29, 2018	September 30, 2017	Change
Foreign exchange gain (loss)	$(254)	$(904)	$650
Interest income	3,504	1,802	1,702
Investment income (expense)†	(37)	-	(37)
Other	(323)	(100)	(223)
	$2,890	$798	$2,092

	Fiscal quarters ended
	September 29, 2018	June 30, 2018	Change
Foreign exchange gain (loss)	$(254)	$1,182	$(1,436)
Interest income	3,504	2,762	742
Investment income (expense)†	(37)	(550)	513
Other	(323)	3	(326)
	$2,890	$3,397	$(507)

	Nine fiscal months ended
	September 29, 2018	September 30, 2017	Change
Foreign exchange gain (loss)	$(997)	$(3,325)	$2,328
Interest income	8,302	4,599	3,703
Investment income (expense)†	(1,491)	-	(1,491)
Other	(374)	(123)	(251)
	$5,440	$1,151	$4,289

†Recognized in "Other" subsequent to the prospective adoption of ASU 2016-01.  Previously recorded in accumulated other comprehensive income until realized.  See Note 1 to our consolidated condensed financial statements included in Item 1.

Income Taxes

For the fiscal quarter ended September 29, 2018, our effective tax rate was 38.4%, as compared to (5.8)% and 25.1% for the fiscal quarters ended June 30, 2018 and September 30, 2017, respectively.  For the nine fiscal months ended September 29, 2018, our effective tax rate was 22.9%, as compared to 25.6% for the nine fiscal months ended September 30, 2017.  Historically, the effective tax rates were generally less than the pre-2018 U.S. statutory rate primarily because of earnings in foreign jurisdictions.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.

The effective tax rate for the fiscal quarters ended December 31, 2017 and June 30, 2018 were significantly impacted by the effect of the TCJA (see "U.S. Tax Reform: Tax Cuts and Jobs Act" above).  As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered "provisional," based on reasonable estimates.  The net tax expense recorded in the fourth fiscal quarter of 2017 was $234.9 million.  We are continuing to collect and analyze detailed information that could impact this amount, and recorded adjustments of $12.0 million and $13.5 million in the second and third fiscal quarters of 2018, respectively, and may record additional adjustments to refine those estimates during the measurement period defined in SAB No. 118, as additional analysis is completed.

The effective tax rate for the nine fiscal months ended September 29, 2018 was also significantly impacted by the effect of the repurchase of convertible senior debentures due 2040 and 2042 in the second fiscal quarter.  We recognized a tax benefit of $34.0 million resulting from the extinguishments, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures.  See Note 6 to our consolidated condensed financial statements included in Item 1 for further information.

During the third fiscal quarter and nine fiscal months ended September 29, 2018, we recorded tax expense of $0.7 million and tax benefit of $7.0 million, respectively, due to the remeasurement of the deferred tax liability related to our cash repatriation program.  These types of remeasurement adjustments will continue until the amounts are repatriated.  We repatriated $274 million and $450 million to the U.S. pursuant to this program in the second and third fiscal quarters of 2018, respectively.  As a result of these repatriations, we paid cash taxes of $92.1 million and $64.7 million in the second and third fiscal quarters of 2018, respectively.

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

During the nine fiscal months ended September 29, 2018, the liabilities for unrecognized tax benefits increased by $3.5 million on a net basis, due to increases for tax positions taken in the current period and interest, offset by payments and foreign currency effects.

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

During the second and third fiscal quarters of 2018, we repatriated approximately $274 million and approximately $450 million, respectively, to the United States, and paid cash taxes of $92.1 and $64.7 million, respectively, related to the repatriations.  The payment of these cash taxes was recorded as an operating cash flow and any future cash taxes associated with the TCJA transition tax and related foreign taxes on repatriated cash will generally be recorded as operating cash flows.  The payment of these cash taxes significantly impacted cash flows from operations and free cash for the nine fiscal months ended September 29, 2018.  We expect our business to continue to be a reliable generator of free cash, partially offset by such tax payments.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

We maintain a revolving credit facility, first entered into in 2010, which was amended and restated on August 8, 2013, and further amended and restated on December 10, 2015. The credit facility provides an aggregate commitment of $640 million of revolving loans available until December 10, 2020, and we have the ability to request up to $50 million of incremental revolving commitments, subject to the satisfaction of certain conditions.  At December 31, 2017, $150 million was outstanding under our credit facility.  We utilized most of the cash repatriated to the U.S. in the second fiscal quarter of 2018 to reduce the outstanding balance of the credit facility and to repay certain intercompany indebtedness.  We utilized a portion of the cash repatriated to the U.S. in the third fiscal quarter of 2018 to reduce the outstanding balance of the credit facility to zero.

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

Borrowings under the credit facility bear interest at LIBOR plus an interest margin. The applicable interest margin is based on our leverage ratio. Based on our leverage ratio for the third fiscal quarter of 2018, borrowings bore interest at LIBOR plus 1.75%. The interest rate on our borrowings decreases to LIBOR plus 1.50% if our leverage ratio is less than 1.50 to 1 and increases to LIBOR plus 2.00% if our leverage ratio equals or exceeds 2.50 to 1.  Based on our leverage ratio as of the end of the third fiscal quarter of 2018, any new borrowings will bear interest at LIBOR plus 1.50%.

We also pay a fee, also based on our leverage ratio, on undrawn amounts.  The undrawn commitment fee, based on our leverage ratio for the third fiscal quarter of 2018, was 0.35% per annum.  Such undrawn commitment fee decreases to 0.30% per annum if our leverage ratio is less than 1.50 to 1 and increases to 0.40% per annum if our leverage ratio equals or exceeds 2.50 to 1.  Based on our leverage ratio as of the end of the third fiscal quarter of 2018, our undrawn commitment fee will be 0.30% per annum.

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

The credit facility also limits or restricts us from, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, and making asset sales, and making other restricted payments (assuming our leverage ratio is greater than 2.25 to 1), and requires us to comply with other covenants, including the maintenance of specific financial ratios.

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

We were in compliance with all financial covenants under the credit facility at September 29, 2018.  Our interest expense coverage ratio and leverage ratio were 16.68 to 1 and 1.48 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and any amounts then outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior debentures due 2040, due 2041, and due 2042 and our convertible notes due 2025 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

The balance of our revolving credit facility was $150 million at December 31, 2017. We borrowed $317 million and repaid $467 million on our credit facility during the nine fiscal months ended September 29, 2018.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $165.9 million and the highest amount outstanding on our credit facility at a month end was $314 million during the nine fiscal months ended September 29, 2018.

In June 2018, we issued $600 million principal amount of 2.25% senior convertible notes due 2025 to qualified institutional investors. We used the net proceeds from this offering to repurchase $220.0 million and $69.1 million principal amounts of convertible senior debentures due 2040 and 2042, respectively, for $585.0 million. Prior to six months before the maturity date, our convertible notes are convertible by the holders under certain circumstances.  The convertible notes are not convertible as of September 29, 2018 and will not be contingently convertible before the fourth fiscal quarter of 2018.

Prior to three months before the maturity date, our convertible senior debentures are convertible by the holders under certain circumstances.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the September 29, 2018 evaluation, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the September 29, 2018 evaluation, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods.  Such debentures will remain convertible until December 31, 2018, at which time the conversion criteria will be reevaluated.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of our common stock. We intend to finance the principal amount of any converted debentures using borrowings under our credit facility. Accordingly, the debt component of the convertible debentures due 2040 and due 2042 continues to be classified as a noncurrent liability on the consolidated condensed balance sheets.  No conversions have occurred to date.  The convertible debentures due 2041 are not currently convertible.

The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, we provisionally expect to pay $184.5 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.  Based on our U.S. cash position, we expect that we will be required to repatriate amounts from our non-U.S. subsidiaries to the United States to satisfy this tax obligation.

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

During the second and third fiscal quarters of 2018, we repatriated approximately $274 million and approximately $450 million, respectively, to the United States, and paid cash taxes of $92.1 and $64.7 million, respectively, related to the repatriations.  We used some of these repatriated amounts to reduce the outstanding balance of the credit facility to zero and to repay certain intercompany indebtedness.

After completing these phases of cash repatriation, there is approximately $300 million of unremitted foreign earnings that we have deemed not permanently reinvested and thus have accrued foreign withholding and other taxes.   We expect to repatriate these remaining amounts at a measured pace over several years, and may decide to ultimately not repatriate some of these amounts.

For several years, substantially all of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  As of September 29, 2018, following these repatriation transactions and the uses of such cash described above, approximately 40% of our cash and cash equivalents and short-term investments are held by the United States parent company.

We are continuing to evaluate the future utilization of the remaining repatriated cash.  The U.S. parent company, Vishay Intertechnology, Inc., must fund cash dividends to stockholders (which were increased 26% in the second fiscal quarter of 2018), any stock repurchases, principal and interest payments on our debt instruments, and the TCJA transition tax.  Our U.S. subsidiaries have other operating cash needs.

In October 2018, our Board of Directors authorized us to begin repurchasing certain convertible debt instruments in open market repurchases or through privately negotiated transactions, subject to market and business conditions, legal requirements, and other factors.  Such authorization also includes the open market repurchase of an equivalent number of shares issued upon the exercise of the conversion rights by any holder of convertible debentures.  Such authorization does not obligate us to acquire any particular amount of convertible debt instruments, and it may be terminated or suspended at any time at our discretion, in accordance with applicable laws and regulations.  We expect to fund any repurchases through cash on hand (including repatriated cash), and if necessary, borrowings under our revolving credit facility.

Although we do not currently have any amounts outstanding on the revolving credit facility, management expects to use the credit facility from time-to-time to meet certain short-term financing needs.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans.  Additional acquisition activity, share repurchases, convertible debt repurchases, or conversion of our convertible debentures may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before the maturity of our revolving credit facility in December 2020.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 1.5% due to the low interest rate environment in Europe.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at September 29, 2018 and December 31, 2017 (in thousands):

	September 29, 2018	December 31, 2017

Credit facility	$-	$150,000
Convertible senior debentures, due 2040*	22,486	110,412
Convertible senior debentures, due 2041*	57,695	56,641
Convertible senior debentures, due 2042*	34,268	62,518
Convertible senior notes, due 2025*	491,853	-
Deferred financing costs	(17,716)	(9,101)
Total debt	588,586	370,470

Cash and cash equivalents	928,105	748,032
Short-term investments	135,003	547,136

Net cash and short-term investments (debt)	$474,522	$924,698

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

Our financial condition as of September 29, 2018 continued to be strong, with a current ratio (current assets to current liabilities) of 3.7 to 1, as compared to 3.9 as of December 31, 2017.  The decrease is primarily due to the decrease in cash and cash equivalents and short-term investments.  Our ratio of total debt to Vishay stockholders' equity was 0.40 to 1 at September 29, 2018, as compared to 0.26 to 1 at December 31, 2017.  The increase in the ratio is primarily due to increases in long-term debt after the issuance of the convertible notes due 2025.

Cash flows provided by operating activities were $108.9 million for the nine fiscal months ended September 29, 2018, as compared to cash flows provided by operations of $245.8 million for the nine fiscal months ended September 30, 2017.  The decrease in operating cash flows reflects the $156.7 million payment of cash taxes associated with repatriation activity and the first installment of the TCJA transition tax of $14.4 million.

Cash paid for property and equipment for the nine fiscal months ended September 29, 2018 was $126.4 million, as compared to $84.8 million for the nine fiscal months ended September 30, 2017. We expect capital spending of approximately $220 million in 2018.  Some of this 2018 capital spending represents an acceleration of expected expansion from later years of our long-range plan.

Cash paid for dividends to our common and Class B common stockholders totalled $34.3 million and $27.3 million for the nine fiscal months ended September 29, 2018 and September 30, 2017, respectively.  On May 7, 2018, our Board of Directors increased the quarterly dividend to $0.085 per share, representing a 26% increase over the previous quarterly dividend.  We expect dividend payments in 2018 to total approximately $46.5 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

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

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018, includes a table of contractual commitments.  Except as described below, there were no material changes to these commitments during the nine fiscal months ended September 29, 2018.

The following tables represent our long-term debt obligations, expected cash requirements for interest, and expected cash requirements for payment of the TCJA transition tax as of September 29, 2018 and December 31, 2017, reflecting the issuance of $600 million principal amount of 2.25% senior convertible notes due 2025, the use of the net proceeds from the offering to repurchase $220.0 million and $69.1 million principal amounts of convertible senior debentures due 2040 and due 2042, respectively, the use of cash repatriated to the U.S. to reduce the outstanding balance of the revolving credit facility, and the $14.0 million first installment payment of the TCJA transition tax in the second fiscal quarter of 2018.

Contractual Obligations as of September 29, 2018 (in thousands):

		Payments due by period
	Total	2018	2019 - 2020	2021 - 2022	2023 and beyond

Long-term debt (1)	$885,940	$-	$-	$-	$885,940
Interest payments on long-term debt (2)	$242,317	5,543	44,223	39,867	152,684
TCJA transition tax	$170,068	357	29,515	29,515	110,681

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

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended March 31, 2018	$9,735	March
Three fiscal months ended June 30, 2018	12,258	June
Three fiscal months ended September 29, 2018	12,258	September

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

On September 17, 2018, the Korea Fair Trade Commission ("KFTC") announced a fine of approximately $32 thousand against Vishay Polytech Co., Ltd. ("VPC"), a wholly owned subsidiary of the Company, for violations of applicable antitrust laws.  Concurrently, the KFTC issued a corrective order prohibiting VPC from engaging in similar activities again and referred the matter to the Korean Ministry of Justice for further review.  The conduct attributable to VPC occurred prior to the acquisition of that entity from Holy Stone Enterprises Co. Ltd. ("Holy Stone") in 2014.

Holy Stone has agreed to indemnify VPC for losses, including penalties and expenses associated with the decision described above.

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

The recorded and principal amount of our outstanding debt increased from approximately $370.5 million and $725.0 million, respectively as of December 31, 2017 to approximately $588.6 million and $885.9 million, respectively, as of September 29, 2018, primarily due to the issuance of the convertible senior notes due 2025.  The carrying value of our convertible debt will continue to increase as the discount associated with the convertible instruments are amortized. Additionally, we and our subsidiaries may incur substantial additional debt in the future, subject to the conditions contained in our existing debt instruments, some of which may be secured debt. The marketplace could react negatively to our current debt levels which in turn could affect our share price and also make it more difficult to obtain financing in the future.

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

Most of our operating cash is generated by our non-U.S. subsidiaries, and our U.S. parent company and U.S. subsidiaries have significant payment obligations.

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  For several years, substantially all of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.

The Tax Cuts and Jobs Act ("TCJA"), enacted on December 22, 2017, transitions the U.S. from a worldwide tax system to a territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposes a one-time transition tax on deferred foreign earnings, payable in defined increments over eight years.  As a result of this requirement, we expect to pay $184.5 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.

These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes.

During 2018, we repatriated over $700 million to the United States, net of these withholding and other foreign taxes. We used some of these repatriated amounts to reduce the outstanding balance of the credit facility to zero and to repay certain intercompany indebtedness.

Following these repatriation transactions and the uses of such cash described above, approximately 40% of our cash and cash equivalents and short-term investments are in the United States.  Our unused revolving credit facility provides us with additional U.S. liquidity.

The transition tax under the TCJA, cash dividends to stockholders, share repurchases, convertible debt repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.

If our U.S. cash and cash equivalents and short-term investment and other liquidity sources are inadequate to satisfy these obligations, we may be required to repatriate additional cash to the United States.  If we are unable to repatriate adequate cash to the United States to satisfy these obligations, it could materially and adversely affect our overall financial condition, results of operations and our liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 30, 2018, the Company received a waiver to its credit agreement, to allow cash payments to repurchase certain convertible debt instruments.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 29, 2018, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:  October 30, 2018