Form 10-K
period 2018-12-31
VISHAY INTERTECHNOLOGY INC
filed 2019-02-15
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter ($23.20 on June 30, 2018), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $3,075,000,000. There is no non-voting stock outstanding.

As of February 13, 2019, registrant had 132,221,366 shares of its common stock and 12,097,409 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2018, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2018

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

Broad Market Penetration

We have one of the broadest product lines of discrete semiconductors and passive components among our competitors. Our broad product portfolio allows us to penetrate markets in all industry segments and all regions, which reduces our exposure to a particular end market or geographic location. We plan to grow our business and increase earnings per share, in part, through improving market penetration by expanding manufacturing facilities for our most successful products, increasing technical resources, and developing markets for specialty products in Asia.  See Note 15 to our consolidated financial statements for net revenues by region and end market.

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

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as "free cash" (see "Overview" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for "free cash" definition and reconciliation to generally accepted accounting principles ("GAAP")).  Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive "free cash" in each of the past 22 years and "free cash" in excess of $80 million in each of the past 17 years. We paid approximately $157 million in cash taxes related to cash repatriation activity and approximately $15 million due to U.S. tax reform in 2018.  These tax payments were recorded as operating cash flows and significantly impacted cash flows from operations and free cash in 2018.  We expect the benefits of our restructuring and other cost cutting measures (see "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") to contribute to our "free cash" generation going forward.

Financial Strength and Flexibility

As of December 31, 2018, our cash and short-term investment balance exceeded our debt balance by $269.8 million.  We also maintain a credit facility, which provides a revolving commitment of up to $640 million through December 10, 2020, which was all available as of December 31, 2018.  Our net cash position and short-term investment balance, available revolving commitment, and strong "free cash" flow generation provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Our growth plan was designed based on the tenets of the key business strategies listed above.

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies. Our product portfolio includes:

MOSFETs Segment	Resistors & Inductors Segment, continued
MOSFETs	Film Resistors, continued
• Low-Voltage TrenchFET® Power MOSFETs	• Power Thick Film Resistors
• Medium-Voltage Power MOSFETs	• Metal Oxide Film Resistors
• High-Voltage Planar MOSFETs	• Carbon Film Resistors
• High-Voltage Super Junction MOSFETs	Wirewound Resistors
• Automotive-Grade MOSFETs	• Vitreous, Cemented, and Housed Resistors
ICs	• Braking and Neutral Grounding Resistors
• VRPower® DrMOS Integrated Power Stages	• Custom Load Banks
• Power Management and Power Control ICs	Power Metal Strip® Resistors
• Smart Load Switches	Battery Management Shunts
• Analog Switches and Multiplexers	Crowbar and Steel Blade Resistors
High Power Water Cooled Resistors
Thermo Fuses
Diodes Segment	Chip Fuses
Rectifiers	Pyrotechnic Initiators / Igniters
• Schottky Rectifiers	Variable Resistors
• Ultra-Fast Recovery Rectifiers	• Cermet Variable Resistors
• Standard and Fast Recovery Rectifiers	• Wirewound Variable Resistors
• High-Power Rectifiers/Diodes	• Conductive Plastic Variable Resistors
• Bridge Rectifiers	• Contactless Potentiometers
Small Signal Diodes	• Hall Effect Position Sensors
• Schottky and Switching Diodes	• Precision Magnetic Encoders
• Zener Diodes	Networks/Arrays/Attenuators
• RF PIN Diodes	RF and Microwave Resistors
Protection Diodes	High Voltage Resistors
• TVS TransZorb® and PAR® (uni-directional, bi-directional)	Dividers
• ESD Protection Diodes (including arrays)	Non-Linear Resistors and Temperature Sensors
Thyristors/SCR	• NTC Thermistors
• Phase-Control Thyristors	• PTC Thermistors
• Fast Thyristors	• Thin Film RTDs
Power Modules	• Varistors
• Input Modules (diodes and thyristors)	• Platinum Chip Temperature Sensors
• Output & Switching Modules (contain MOSFETs, IGBTs, and diodes)	Magnetics
• Custom Modules	• Power Inductors Automotive and Commercial Grade
• Power Chokes
Optoelectronic Components Segment	• Common Mode Chokes
Infrared Emitters and Detectors	• High Frequency RF Inductors
Large PIN Photo Diodes	• Magnetic Actuators
Optical Sensors	• Wireless Charging Coils
• Proximity	• Planar Devices
• Ambient Light	• Transformers
• Gesture	• Custom Magnetics
• Light Index (RGBW, UV, IR)	Connectors
• Humidity
• Quadrant Sensors	Capacitors Segment
• Transmissive	Tantalum Capacitors
• Reflective	• Molded Chip Tantalum Capacitors
Infrared Remote Control Receivers	• Molded Chip Polymer Tantalum Capacitors
Optocouplers	• Tantalum MAP Capacitors
• Phototransistor, Photodarlington	• Polymer Tantalum MAP Capacitors
• Linear	• Coated Chip Tantalum Capacitors
• Phototriac	• Solid Through-Hole Tantalum Capacitors
• High Speed	• Wet Tantalum Capacitors
• IGBT and MOSFET Driver	Ceramic Capacitors
Solid-State Relays	• Multilayer Chip Capacitors
LEDs and 7-Segment Displays	• Disc Capacitors
Infrared Data Transceiver Modules	• Multilayer Chip RF Capacitors
Custom Products	• Chip Antennas
• Thin Film Capacitors
Resistors & Inductors Segment	Film Capacitors
Film Resistors - Chip, MELF, Leaded, and Networks	Power Capacitors
• Metal Film Resistors	Heavy-Current Capacitors
• Thin Film Resistors	Aluminum Electrolytic Capacitors
• Thick Film Resistors	ENYCAPTM Energy Storage Capacitors

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

Manufacturing Operations

In order to better serve our customers, we maintain production facilities in locations where we market the bulk of our products, such as the United States, Germany, and Asia. To optimize production efficiencies, we have whenever practicable established manufacturing facilities in countries, such as the Czech Republic, Hungary, India, Israel, Malaysia, Mexico, the People's Republic of China, and the Philippines, where we can benefit from lower labor and tax costs and also benefit from various government incentives, including tax relief.

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

Certain materials, in addition to tantalum and including tin, tungsten, and gold are available only from a relatively limited number of suppliers, the source for which may be in the Democratic Republic of the Congo ("DRC") or an adjoining country. We are working to have a supply chain that is 100% certified conflict-free.

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

Customers and Marketing

We sell our products to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies. See Note 15 to our consolidated financial statements for net revenues by customer type.

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

Our top 30 customers have been relatively stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 70% of our total net revenues.  Our largest customer, TTI, Inc., an electronics distributor, comprised 10.4% of our total net revenues in 2018.  No other single customer comprises more than 10% of our total net revenues.

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

Employees

As of December 31, 2018, we employed approximately 24,100 full time employees, of whom approximately 91% were located outside the United States.  Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions, and employees at one U.S. facility are represented by a trade union.  Our relationship with our employees is generally good.  However, no assurance can be given that, if we continue to restructure our operations and/or reduce employee hours in response to changing economic conditions, labor unrest or strikes will not occur.

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

We may not have adequate manufacturing capacity to satisfy future increases in demand for our products.

Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products.  During such periods, we may have difficulty expanding our manufacturing capacity to satisfy demand. Factors which could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel, and physical constraints on expansion of our facilities. If we are unable to meet our customers' requirements and our competitors sufficiently expand production, we could lose customers and/or market share.  These losses could have an adverse effect on our financial condition and results of operations. Also, capacity that we add during upturns in the business cycle may result in excess capacity during periods when demand for our products recede, resulting in inefficient use of capital which could also adversely affect us.

We have incurred, and may in the future incur, restructuring costs and associated asset write-downs.

To remain competitive, particularly when business conditions are difficult, we sometimes attempt to reduce our cost structure by restructuring our existing businesses, where we seek to achieve synergies, eliminate redundant facilities and staff positions, and move operations, where possible, to jurisdictions with lower labor costs.  We incurred significant restructuring expenses from 2014 to 2017, including accelerated depreciation expenses related to assets that were no longer used after the implementation of the associated restructuring programs.  The programs were substantially implemented as of December 31, 2017.

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

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology and to operate our business without infringing or violating the intellectual property rights of others.

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

Our operations, products and/or product packaging are subject to, among other matters, environmental laws and regulations governing, among other matters, air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes, employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging. We establish reserves for specifically identified potential environmental liabilities. Nevertheless, we have in the past and may in the future inherit certain pre-existing environmental liabilities, generally based on successor liability doctrines, or otherwise incur environmental liabilities. We are involved in remediation programs and related litigation at various current and former properties and at third-party disposal sites both within and outside of the U.S., including involvement as a potentially responsible party at Superfund sites. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future acquisition, future developments, including related to our remediation programs, or otherwise, we will not be obligated to address environmental matters that could have a material adverse impact on our results of operations. In addition, more stringent environmental laws and regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with current and future laws and regulations. In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation.

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

Our existing credit facility includes restrictions on, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments. Our existing credit facility also requires us to comply with other covenants, including the maintenance of specific financial ratios. If we are not in compliance with all of such covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible debt instruments have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

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

We have substantial operations outside the United States, and approximately 75% of our revenues during 2018 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 48 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

Historically, our primary labor cost controlling strategy was to transfer manufacturing operations to countries with lower production costs, such as the Czech Republic, the Dominican Republic, Hungary, India, Israel, Malaysia, Mexico, the People's Republic of China, and the Philippines. We believe that our manufacturing footprint is suitable to serve our customers and end markets, while maintaining lower manufacturing costs. We do not anticipate further transferring any significant existing operations to lower-labor-cost countries; however, acquired operations may be transferred to lower-labor-cost countries when integrated into Vishay. Currently, our primary labor cost controlling strategy involves reducing hours and limiting the use of subcontractors and foundries when demand for our products decreases. Shifting operations to lower-labor-cost countries, reducing hours, or limiting the use of subcontractors and foundries could result in production inefficiencies, higher costs, and/or strikes or other types of labor unrest.

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

During 2018, we repatriated over $700 million to the United States, net of withholding and other foreign taxes.  We used substantially all of these repatriated amounts to reduce the outstanding balance of the credit facility to zero, to repay certain intercompany indebtedness, and to fund repurchases of our convertible senior debentures in the fourth fiscal quarter of 2018.

Following these transactions, approximately 10.2% of our cash and cash equivalents and short-term investments are held by our United States subsidiaries.  Our unused revolving credit facility provides us with additional U.S. liquidity.

U.S. tax obligations, cash dividends to stockholders, share repurchases, additional convertible debt repurchases, and principal and interest payments on our debt instruments need to be paid by our U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.

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

Risks related to our capital structure

The holders of our Class B common stock have effective voting control of our company, giving them the effective ability to prevent a change in control transaction.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2018, the holders of Class B common stock held approximately 47.8% of the voting power of the Company. The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders.  Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.7% of our Class B common stock and 43.0% of the total voting power of our capital stock as of December 31, 2018. Holders of our Class B common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock.  The voting rights of the holders of our Class B common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.

Our reluctance to issue substantial additional shares in order not to dilute the interests of our existing stockholders could impede growth.

Our overall long-term business strategy has historically included a strong focus on acquisitions financed alternatively through cash on hand or the incurrence of indebtedness. We may in the future be presented with attractive investment or strategic opportunities that, because of their size and our financial condition at the time, would require the issuance of substantial additional amounts of our common stock. Some or all of our holders of Class B common stock may exert considerable influence over our policies, business and affairs, and in any corporate transaction or other matter, including those described above. If such opportunities were to arise, our Board of Directors may consider the potentially dilutive effect on the interests and voting power of our existing stockholders, including our Class B stockholders. Any resulting reluctance to issue additional shares could impede our future growth.

Our outstanding convertible debt instruments may impact the trading price of our common stock.

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

Anti-takeover defenses in our amended and restated certificate of incorporation, our amended and restated bylaws and under Delaware law may impede or discourage a merger, a takeover attempt or other business combinations, which could also reduce the market price of our common stock.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our amended and restated certificate of incorporation and amended and restated bylaws also contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•
the provision that our Class B common stock is generally entitled to ten votes per share, while our common stock is entitled to one vote per share, enabling the holders of our Class B common stock to effectively control the outcome of substantially all matters submitted to a vote of our stockholders, including the election of directors and change of control transactions;

•
the provision establishing a classified board of directors with three-year staggered terms and the provision that a director may be removed only for cause, each of which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
the requirement that a special meeting of stockholders may be called only by the directors or by any officer instructed by the directors to call the meeting, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•
the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This statute prohibits a Delaware corporation listed on a national securities exchange from engaging in a business combination with an interested stockholder (generally a person who, together with its affiliates, owns or within the last three years has owned 15% or more of our voting stock subject to certain exceptions) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control of us. Any of these provisions could, under certain circumstances, depress the market price of our common stock.

The ability of our board of directors or a committee thereof to create and issue a new series of preferred stock and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover attempt or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

Risks related to the spin-off of the Vishay Precision Group

Vishay Precision Group is using the Vishay name under license from us, which could result in product and market confusion or the loss of certain of our rights to the Vishay name.

VPG has a worldwide, perpetual and royalty-free license from us to use the "Vishay" mark as part of its corporate name and in connection with the manufacture, sale, and marketing of the products and services that comprise its measurements and foil resistors businesses. The license of the Vishay name to VPG is important to VPG because the success of VPG depends on the reputation of the Vishay brand for these products and services built over many years.  Nonetheless, there exists the risk that the use by VPG could cause confusion in the marketplace over the products of the two companies, that any negative publicity associated with a product or service of VPG following the spin-off could be mistakenly attributed to our company or that we could lose our own rights to the "Vishay" mark if we fail to impose sufficient controls on VPG's use of the mark.

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

At December 31, 2018, our business had 49 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes manufacturing facilities that are presently idle due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in "Cost Management" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors & Inductors	199,000
Bennington, VT	Capacitors	64,000
Yankton, SD	Resistors & Inductors	60,000
Warwick, RI	Resistors & Inductors	56,000
Niagara Falls, NY	Resistors & Inductors	34,000
Marshall, MN	Resistors & Inductors	22,000

Non-U.S.
Vocklabruck, Austria	Diodes	100,000
People's Republic of China
Tianjin	Diodes	374,000
Shanghai	Optoelectronic Components	195,000
Xi'an	MOSFETs and Diodes	121,000
Czech Republic
Blatna	Capacitors	261,000
Dolni Rychnov	Resistors & Inductors and Capacitors	183,000
Prachatice	Resistors & Inductors	92,000
Volary	Resistors & Inductors	35,000
France
Nice	Resistors & Inductors	221,000
Chateau Gontier	Resistors & Inductors	82,000
Hyeres	Resistors & Inductors	59,000
Germany
Selb	Resistors & Inductors and Capacitors	414,000
Heide	Resistors & Inductors	219,000
Landshut	Capacitors	75,000
Fichtelberg	Resistors & Inductors	36,000
Budapest, Hungary	Diodes	101,000
Loni, India	Resistors & Inductors and Capacitors	340,000
Israel
Dimona	Resistors & Inductors and Capacitors	404,000
Migdal Ha'Emek	Capacitors	288,000
Be'er Sheva	Resistors & Inductors and Capacitors	276,000
Turin, Italy	Diodes	99,000
Miharu, Japan	Capacitors	165,000
Melaka, Malaysia	Optoelectronic Components	156,000
Juarez, Mexico	Resistors & Inductors	60,000
Famalicao, Portugal	Capacitors	222,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	63,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Milwaukee, WI	Resistors & Inductors	42,000
Ontario, CA	Resistors & Inductors	38,000
Dover, NH	Resistors & Inductors	35,000
Hollis, NH	Resistors & Inductors	25,000
Duluth, MN	Resistors & Inductors	16,000

Non-U.S.
Klagenfurt, Austria	Capacitors	150,000
People's Republic of China
Danshui	Capacitors	446,000
Shanghai	MOSFETs	300,000
Zhuhai	Resistors & Inductors	179,000
Prestice, Czech Republic	Resistors & Inductors	15,000
Santo Domingo, Dominican Republic	Resistors & Inductors	44,000
Germany
Itzehoe	MOSFETs	199,000
Heilbronn	Diodes and Optoelectronic Components	139,000
Mumbai, India	Diodes	34,000
Juarez, Mexico	Resistors & Inductors	102,000
Manila, Philippines	Diodes and Optoelectronic Components	149,000
Kaohsiung, Republic of China (Taiwan)	Diodes and MOSFETs	130,000

Item 3.	LEGAL PROCEEDINGS

From time to time we are involved in routine litigation incidental to our business. Management believes that such matters, either individually or in the aggregate, should not have a material adverse effect on our business or financial condition.

Antitrust Class Action Complaints

Vishay Polytech Co., Ltd. ("VPC"), a subsidiary of Vishay which was purchased from Holy Stone Enterprises Co., Ltd. ("Holy Stone") in June 2014, is a named defendant, among other manufacturers, in purported antitrust class action complaints in the United States and Canada.  The complaints allege restraints of trade in aluminum and tantalum electrolytic capacitors, and in some cases, film capacitors, and seek injunctive relief and unspecified joint and several treble damages. Vishay Intertechnology, Inc. and VPC are parties to similar cases filed in Canada.

Holy Stone has agreed to indemnify Vishay and VPC for losses, including penalties and expenses associated with the subject matter of the litigation described above.  Notwithstanding this indemnity obligation, the Company and VPC intend to defend vigorously against the civil complaints.

Korea Fair Trade Commission

On September 17, 2018, the Korea Fair Trade Commission ("KFTC") announced a fine of approximately $32,000 against VPC, for violations of applicable antitrust laws.  Concurrently, the KFTC issued a corrective order prohibiting VPC from engaging in similar activities again and referred the matter to the Korean Ministry of Justice for further review and action.  To our knowledge, the Ministry of Justice has not publicized its decision, which is pending judicial review and acceptance.  The conduct attributable to VPC occurred prior to the acquisition of that entity from Holy Stone in 2014.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 15, 2019:

Name	Age	Positions Held
Marc Zandman*	57	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Dr. Gerald Paul*	69	Chief Executive Officer, President, and Director
Lori Lipcaman	61	Executive Vice President and Chief Financial Officer
Johan Vandoorn	61	Executive Vice President and Chief Technical Officer
David Valletta	58	Executive Vice President Worldwide Sales
Joel Smejkal	52	Executive Vice President and Business Head Passive Components
Clarence Tse	60	Executive Vice President and Business Head Semiconductors
Werner Gebhardt	60	Executive Vice President Global Human Resources

* Member of the Executive Committee of the Board of Directors.

Marc Zandman was appointed Executive Chairman of the Board and Chief Business Development Officer effective June 5, 2011. Mr. Zandman has served as a Director of Vishay since 2001 and President of Vishay Israel Ltd. since 1998. Mr. Zandman previously was Vice Chairman of the Board from 2003 to June 2011, and Chief Administration Officer from 2007 to June 2011. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with Vishay since 1984. He is the son of the late Dr. Felix Zandman, Vishay's Founder. Mr. Zandman controls, on a shared basis with Ruta Zandman and Ziv Shoshani, approximately 34.0% of the total voting power of our capital stock as of December 31, 2018.  He also is non-executive Chairman of Vishay Precision Group, Inc., an independent, publicly-traded company spun-off from Vishay Intertechnology in 2010.

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

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 13, 2019. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

In 2014, the Company's Board of Directors instituted a quarterly cash dividend program and declared the first cash dividend in the history of Vishay. Quarterly cash dividends have been paid in each quarter since the first fiscal quarter of 2014.  We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends remains subject to authorization of our Board of Directors.

The following table sets forth, for the indicated periods, the high and low sales prices of our common stock and the quarterly cash dividends declared.

	Common stock price range				Dividends declared
	2018		2017		per share
	High	Low	High	Low	2018	2017

Fourth quarter	$21.37	$16.73	$23.45	$18.75	$0.0850	$0.0675
Third quarter	$26.50	$20.08	$18.85	$16.45	$0.0850	$0.0625
Second quarter	$25.00	$17.51	$17.60	$15.40	$0.0850	$0.0625
First quarter	$23.85	$17.15	$17.00	$15.35	$0.0675	$0.0625

At February 13, 2019, we had outstanding 12,097,409 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors) approximately 89.7% of our Class B common stock and 43.0% of the total voting power of our capital stock as of December 31, 2018.

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In October 2018, our Board of Directors authorized us to begin repurchasing certain convertible debt instruments in open market repurchases or through privately negotiated transactions, subject to market and business conditions, legal requirements, and other factors.  Such authorization also includes the open market repurchase of an equivalent number of shares issued upon the exercise of the conversion rights by any holder of convertible debentures.  In the fourth fiscal quarter of 2018, the Company repurchased $53.7 million, $116.9 million, and $78.8 million principal amount of the Company's convertible senior debentures due 2040, due 2041, and due 2042, respectively.  The aggregate purchase price for the repurchases was $376.0 million.  The convertible senior debentures that Vishay repurchased during the fourth fiscal quarter had been convertible into 18.1 million shares of Vishay common stock, assuming physical settlement.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay's common stock over a 5-year period with the returns on the Standard & Poor's MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor's 500 Stock Index, and the Philadelphia Semiconductor Index. The line graph assumes that $100 had been invested at December 31, 2013 and assumes that all dividends were reinvested.

	Base	Years Ending December 31,
	Period
Company Name / Index	2013	2014	2015	2016	2017	2018

Vishay Intertechnology, Inc.	100	108.45	94.27	129.09	167.69	147.92
S&P 500 Index	100	113.69	115.26	129.05	157.22	150.33
S&P MidCap 400 Index	100	109.77	107.38	129.65	150.71	134.01
Philadelphia Semiconductor Index	100	130.61	128.53	179.07	251.67	236.46

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2018, 2017, 2016, 2015, and 2014. This table should be read in conjunction with our consolidated financial statements and accompanying notes, filed herewith, commencing on page F-1 of this report (table and notes in thousands, except per share amounts):

	As of and for the years ended December 31,
	2018 (3)	2017 (4)	2016 (5)	(2) 2015 (6)	(2) 2014 (7)
		recast (1)	recast (1)
Statement of Operations Data:
Net revenues	$3,034,689	$2,599,368	$2,317,328	$2,300,488	$2,493,282
Costs of products sold	2,146,165	1,896,259	1,743,506	1,758,268	1,881,990
Gross profit	888,524	703,109	573,822	542,220	611,292

Selling, general, and administrative expenses	403,404	367,831	356,006	362,226	385,696
Restructuring and severance costs	-	11,273	19,199	19,215	20,897
Impairment of intangible assets	-	-	1,559	57,600	-
Impairment of goodwill	-	-	-	5,380	-
U.S. pension settlement charges	-	-	-	-	15,588
Operating income	485,120	324,005	197,058	97,799	189,111

Other income (expense)
Interest expense	(36,680)	(27,850)	(25,623)	(25,685)	(24,457)
Other components of net periodic pension expense	(13,118)	(12,417)	(16,020)	-	-
Other	8,037	1,738	4,716	7,976	2,489
Loss on disposal of equity affiliate	-	(6,112)	-	-	-
Gain (loss) on early extinguishment of debt	(26,583)	-	4,597	-	-
U.S. pension settlement charges	-	-	(79,321)	-	-
Gain (loss) related to Tianjin explosion	-	-	8,809	(5,350)	-
Total other income (expense)	(68,344)	(44,641)	(102,842)	(23,059)	(21,968)

Income before taxes and noncontrolling interest	416,776	279,364	94,216	74,740	167,143
Income taxes	70,239	298,924	44,843	182,473	49,300
Net earnings (loss)	346,537	(19,560)	49,373	(107,733)	117,843
Noncontrolling interest	779	784	581	781	214
Net earnings (loss) attributable to Vishay stockholders	$345,758	$(20,344)	$48,792	$(108,514)	$117,629

Basic earnings (loss) per share attributable to Vishay stockholders:	$2.39	$(0.14)	$0.33	$(0.73)	$0.80

Diluted earnings (loss) per share attributable to Vishay stockholders:	$2.24	$(0.14)	$0.32	$(0.73)	$0.77

Weighted average shares outstanding – basic	144,370	145,633	147,152	147,700	147,567
Weighted average shares outstanding – diluted	154,622	145,633	150,697	147,700	153,716

Cash dividends per share	$0.3225	$0.2550	$0.2500	$0.2400	$0.2400

Balance Sheet Data:
Total assets	$3,106,198	$3,462,089	$3,080,701	$3,152,986	$3,274,151
Long-term debt, less current portion	494,509	370,470	357,023	436,738	444,055
Working capital	1,139,780	1,632,655	1,410,522	1,429,768	1,461,686
Total Vishay stockholders' equity	1,382,384	1,430,367	1,567,727	1,622,476	1,825,366
_________________________________________________________

(1)
Recast due to the retrospective adoption of Financial Accounting Standards Board ("FASB") ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018.  See Note 1 to our consolidated financial statements.

(2)
Does not include an adjustment to reflect the retrospective adoption of ASUs No. 2014-09 or No. 2017-07.  As described in Note 1 to our consolidated financial statements, effective January 1, 2018, we adopted two ASUs that required retrospective adoption to previously issued financial statements.  We used a financial statement approach when adopting the ASUs and recorded a cumulative effect adjustment as of the beginning of the periods presented in the audited financial statements (January 1, 2016).  Periods prior to January 1, 2016 have not been adjusted to reflect the retrospective adoption of the ASUs.

(3)
Includes the results of UltraSource from February 8, 2018 and EuroPower Holdings Ltd. from June 11, 2018.  Also includes $26,583 of loss on early extinguishment of debt, $54,877 net tax benefit due to the change in deferred taxes due to early extinguishment of debt, $25,496 net tax expense related to the changes in estimates related to the enactment of the Tax Cuts and Jobs Act in the United States ("TCJA"), and $10,047 tax benefit related to our repatriation of foreign earnings to the United States plan.  These items, net of their tax consequences, had a positive $0.12 effect on earnings per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.

(4)
Includes $11,273 of restructuring and severance costs, $6,112 of loss on disposal of an equity affiliate, $234,855 net tax expense related to the enactment of the TCJA in the United States, $1,565 tax expense due to the effects of changes in uncertain tax positions, and $5,802 tax benefit related to our previous repatriation of foreign earnings to the United States plan.  These items, net of their tax consequences, had a negative $1.57 effect on earnings (loss) per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.

(5)
Includes the results of Sonntag Electronic GmbH from January 1, 2016.  Also includes $19,199 of restructuring and severance costs, $1,559 of intangible asset impairment charges, a $4,597 gain on early extinguishment of debt, a $8,809 gain on the settlement of insurance claims related to the Tianjin explosion, $79,321 of non-cash pension settlement charges, $34,853 tax expense from accumulated other comprehensive income as a result of the pension settlement, $8,704 tax benefit due to the effects of changes in uncertain tax positions, and $3,553 tax benefit related to the planned repatriation of foreign earnings to the United States.  These items, net of their tax consequences, had a negative $0.53 effect on earnings per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.

(6)
Includes $19,215 of restructuring and severance costs, $57,600 of intangible asset impairment charges, $5,380 of goodwill impairment charges, a loss of $5,350 related to the Tianjin explosion, a $163,954 tax expense related to the planned repatriation of foreign earnings to the United States, a $8,8880 tax benefit due to the effects of changes in valuation allowances, and a $2,629 tax benefit due to the effects of changes in uncertain tax positions.  These items, net of their tax consequences, had a negative $1.45 effect on earnings (loss) per share attributable to Vishay stockholders.

(7)
Includes the results of Holy Stone Polytech, from June 11, 2014, and the results of Capella from September 1, 2014, including the noncontrolling interest for the period before full control was obtained.  Also includes $20,897 of restructuring and severance costs, $15,588 of U.S. pension plan non-cash settlement charges, a $25,706 tax expense related to a planned repatriation of foreign earnings to the United States, a $25,706 tax benefit due to the effects of changes in uncertain tax positions, and a $1,228 one-time tax benefit related to tax law changes.  These items, net of their tax consequences, had a negative $0.15 effect on earnings per share attributable to Vishay stockholders.

Management believes that stating the impact on net earnings of items such as goodwill and intangible assets impairment charges, gains and losses on early extinguishment of debt, restructuring and severance costs, material pension settlement charges, material gains and losses on sales of property, special tax items, and other items is meaningful to investors because it provides insight with respect to intrinsic operating results of the Company.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis ("MD&A") is intended to provide an understanding of Vishay's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Consolidated Financial Statements and accompanying Notes filed herewith, commencing on page F-1 of this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. "Risk Factors."

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

We are focused on enhancing stockholder value and improving earnings per share. In addition to our growth plan, we also have opportunistically repurchased our stock. In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  The quarterly cash dividend was increased by 26% to $0.085 per share in the second fiscal quarter of 2018.  In the second fiscal quarter of 2018, we issued $600 million convertible senior notes due 2025.  We used the net proceeds from the issuance of these notes to repurchase $220.0 million and $69.1 million principal amount of convertible senior debentures due 2040 and due 2042, respectively.  In October 2018, our Board of Directors authorized us to begin repurchasing certain convertible debt instruments in open market repurchases or through privately negotiated transactions.  In the fourth fiscal quarter of 2018, we repurchased $53.7 million, $116.9 million, and $78.8 million principal amount of convertible senior debentures due 2040, due 2041, and due 2042, respectively, pursuant to this authorization.  The repurchases were funded using cash on hand.  Total repurchased convertible senior debentures in 2018 were convertible into approximately 41.4 million shares of stock.  We recognized losses totaling $26.6 million on the early extinguishment of the repurchased convertible senior debentures.

On August 2, 2017, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock.  We repurchased 2,250,236 shares of stock for $39.9 million in 2017 pursuant to the stock repurchase plan.  The stock repurchase plan expired on June 1, 2018.  Additionally, we repurchased 1,752,454 shares of stock for $23.2 million pursuant to our stock repurchase plan that began in May 2016 and expired on May 2, 2017.

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

The Tax Cuts and Jobs Act ("TCJA") was enacted in December 2017.  As permitted by Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 118, the net tax expense recorded in our financial statements due to the enactment of the TCJA for the fourth fiscal quarter of 2017, and throughout 2018, was considered "provisional," based on reasonable estimates.  As of December 31, 2018, the defined measurement period has ended and the net tax expense for the enactment of the TCJA is considered final.  See further information in "U.S. Tax Reform: Tax Cuts and Jobs Act" below.

As a result of the enactment of the TCJA, we terminated the aforementioned cash repatriation plan and replaced it with a plan to repatriate approximately $1.2 billion of unremitted foreign earnings in Israel, Germany, Austria, and France.  We repatriated approximately $724.0 million to the United States, and paid withholding and foreign taxes of approximately $156.8 million in 2018.  Substantially all of the amounts repatriated were used to reduce the outstanding balance of the credit facility, to repay certain intercompany indebtedness, and to fund repurchases of our convertible senior debentures in the fourth fiscal quarter of 2018 as described above.

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

We recorded noncash intangible asset impairment charges of $1.6 million in 2016.  Our intangible assets impairment tests are more fully described in Notes 1 and 20 to the consolidated financial statements.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business. (See further discussion in "Financial Metrics" and "Financial Condition, Liquidity, and Capital Resources.")  We believe that supply has started to catch up with demand in the fourth fiscal quarter of 2018, which caused a decrease in orders and several key financial metrics versus the prior fiscal quarter.  Overall demand was higher in 2018 versus 2017, which caused a significant increase in revenues and several key financial metrics versus the prior year.

Net revenues for the year ended December 31, 2018 were $3.035 billion, compared to net revenues of $2.599 billion and $2.317 billion for the years ended December 31, 2017 and 2016, respectively.  Net earnings attributable to Vishay stockholders for the year ended December 31, 2018 were $345.8 million, or $2.24 per diluted share, compared to net loss attributable to Vishay stockholders of $(20.3) million, or $(0.14) per share for the year ended December 31, 2017, and net earnings attributable to Vishay stockholders of $48.8 million, or $0.32 per share, for the year ended December 31, 2016.

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

Net earnings (loss) attributable to Vishay stockholders for the years ended December 31, 2018, 2017, and 2016 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2018	2017	2016

GAAP net earnings (loss) attributable to Vishay stockholders	$345,758	$(20,344)	$48,792

Reconciling items affecting operating income:
Restructuring and severance costs	$-	$11,273	$19,199
Impairment of intangible assets	-	-	1,559

Reconciling items affecting other income (expense):
Loss (gain) on early extinguishment of debt	$26,583	$-	$(4,597)
Loss on disposal of equity affiliate	-	6,112	-
U.S. pension settlement charges	-	-	79,321
Gain related to Tianjin explosion	-	-	(8,809)

Reconciling items affecting tax expense (benefit):
Enactment of TCJA	$25,496	$234,855	$-
Effects of cash repatriation program	(10,047)	(5,802)	(3,553)
Change in deferred taxes due to early extinguishment of debt	(54,877)	-	-
Additional tax expense from AOCI - pension plans	-	-	34,853
Effects of changes in uncertain tax positions	-	1,565	(8,704)
Tax effects of pre-tax items above	(5,812)	(3,331)	(29,901)

Adjusted net earnings	$327,101	$224,328	$128,160

Adjusted weighted average diluted shares outstanding	154,622	157,010	150,697

Adjusted earnings per diluted share *	$2.12	$1.43	$0.85

* Includes add-back of interest on exchangeable notes in periods where the notes are dilutive.

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash is presented as a line item on the face of our consolidated statement of cash flows prepared in accordance with GAAP.

	Years ended December 31,
	2018	2017	2016
Net cash provided by continuing operating activities	$258,506	$368,777	$296,509
Proceeds from sale of property and equipment	55,561	1,685	5,701
Less: Capital expenditures	(229,899)	(170,432)	(134,635)
Free cash	$84,168	$200,030	$167,575

Our results for 2018 and 2017 represent the effects of a strong business environment, our cost reduction programs, and our organic growth initiatives.  We experienced a relatively sharp upturn in demand beginning in the first fiscal quarter of 2017 that continued through the first nine fiscal months 2018, which further improved results.  Distributors, particularly of semiconductor products in Asia, normalized their backlogs in the third fiscal quarter of 2018 and we experienced a further normalization of demand in the fourth fiscal quarter of 2018, which negatively impacted the book-to-bill ratio.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

Our 2018 free cash results were significantly impacted by the payment of cash taxes of $156.8 million related to the cash repatriated to the U.S. and the payment of the $14.8 million 2018 installment of the U.S. transition tax.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2017 through the fourth fiscal quarter of 2018 (dollars in thousands):

	4th Quarter 2017*	1st Quarter 2018	2nd Quarter 2018	3rd Quarter 2018	4th Quarter 2018

Net revenues	$673,462	$716,795	$761,030	$780,972	$775,892

Gross profit margin	26.3%	28.6%	29.9%	30.3%	28.3%

Operating margin (1)	11.3%	14.5%	16.2%	17.7%	15.4%

End-of-period backlog	$1,320,200	$1,498,700	$1,595,200	$1,559,700	$1,497,100

Book-to-bill ratio	1.28	1.22	1.17	0.95	0.94

Inventory turnover	4.5	4.6	4.6	4.4	4.5

Change in ASP vs. prior quarter	-0.2%	-0.2%	0.7%	0.6%	0.7%
_______________
* Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated financial statements.
(1) Operating margin for the fourth fiscal quarter of 2017 includes $6.1 million of restructuring and severance expenses (see Note 4 to our consolidated financial statements).

See "Financial Metrics by Segment" below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues for the fourth fiscal quarter of 2018 decreased slightly versus the third fiscal quarter of 2018, but increased significantly versus the prior year quarter.  Distributors, particularly of semiconductor products in Asia, normalized their backlogs in the third fiscal quarter and we experienced a further normalization of demand in the fourth fiscal quarter, which decreased the backlog and negatively impacted the book-to-bill ratio.  Many of our product lines are operating at or near capacity.  We continue to raise critical  manufacturing capacities, while remaining careful in adding operational fixed costs.  Pricing pressures have been minimal due to the strong business environment.

Gross profit margin decreased versus the prior fiscal quarter, but increased versus the fourth fiscal quarter of 2017.  The fluctuations versus the prior year are primarily volume-driven, partially offset by the impact of U.S. tariffs on goods imported from China in 2018.  Gross profit margin decreased sequentially primarily due to the impact of U.S. tariffs on goods imported from China, higher materials prices, and higher repair and maintenance costs.

The book-to-bill ratio decreased to 0.94 in the fourth fiscal quarter of 2018 from 0.95 in the third fiscal quarter of 2018. The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 0.90 and 0.98, respectively, versus ratios of 0.80 and 1.15, respectively, during the third fiscal quarter of 2018.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2017 through the fourth fiscal quarter of 2018 (dollars in thousands):

	4th Quarter 2017*	1st Quarter 2018	2nd Quarter 2018	3rd Quarter 2018	4th Quarter 2018

MOSFETs
Net revenues	$122,077	$127,506	$136,559	$144,260	$139,318

Book-to-bill ratio	1.59	1.23	0.96	0.88	1.08

Gross profit margin	25.5%	25.1%	28.1%	27.0%	26.2%

Segment operating margin	18.2%	17.7%	20.9%	20.5%	18.9%

Diodes
Net revenues	$159,466	$167,017	$182,466	$186,492	$176,961

Book-to-bill ratio	1.34	1.30	1.08	0.86	0.83

Gross profit margin	26.1%	25.9%	28.7%	29.3%	26.2%

Segment operating margin	23.0%	22.7%	25.8%	26.6%	23.3%

Optoelectronic Components
Net revenues	$69,389	$71,958	$75,709	$76,443	$65,617

Book-to-bill ratio	1.21	1.24	1.20	0.88	0.75

Gross profit margin	30.1%	37.8%	34.9%	36.2%	28.8%

Segment operating margin	23.8%	31.7%	29.3%	30.3%	22.2%

Resistors & Inductors
Net revenues	$216,795	$244,046	$253,947	$257,330	$262,963

Book-to-bill ratio	1.19	1.15	1.16	1.02	0.94

Gross profit margin	29.0%	32.2%	33.5%	34.3%	32.5%

Segment operating margin	25.8%	28.7%	30.0%	31.1%	29.4%

Capacitors
Net revenues	$105,735	$106,268	$112,349	$116,447	$131,033

Book-to-bill ratio	1.08	1.26	1.59	1.03	1.02

Gross profit margin	19.5%	22.9%	22.3%	23.0%	24.7%

Segment operating margin	14.7%	17.8%	17.5%	18.6%	20.4%
__________
*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated financial statements.

U.S. Tax Reform: Tax Cuts and Jobs Act

On December 22, 2017, the TCJA was enacted in the United States.  The TCJA represents sweeping changes in U.S. tax law.  Among the numerous changes in tax law, the TCJA permanently reduced the U.S. corporate income tax rate to 21% beginning in 2018; imposed a one-time transition tax on deferred foreign earnings; established a partial territorial tax system by allowing a 100% dividends received deduction on qualifying dividends paid by foreign subsidiaries; limited deductions for net interest expense; expanded the U.S. taxation of foreign earned income to include "global intangible low-taxed income" ("GILTI") of foreign subsidiaries; and imposed a base erosion and anti-abuse minimum tax ("BEAT").

Under U.S. GAAP (specifically, Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC Topic 740")), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.  The effect of tax law changes on deferred tax balances was recorded as a component of income tax expense in the fourth fiscal quarter of 2017.

In response to the TCJA, the Staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB No. 118") to provide guidance to registrants in applying ASC Topic 740 in connection with the TCJA.  SAB No. 118 provided that in the period of enactment, the income tax effects of the TCJA may be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a "measurement period".  The measurement period began in the reporting period of the TCJA's enactment and ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740.  The measurement period ended in December 2018 and the income tax effects of the TCJA are no longer provisional.

As further described below, the Company adjusted its estimates for the impact of enactment of the TCJA in the second and third fiscal quarters of 2018.  The net tax expense due to the enactment of the TCJA is no longer considered provisional.

The amount of provisional net tax expense recorded in 2017 and adjustments recorded during the measurement period in 2018 that are directly and indirectly related to the TCJA are summarized as follows (amounts in thousands):

		Years ended December 31,
	Total	2018	2017
Remeasurement of net deferred tax liabilities	$(76,027)	$(1,211)	$(74,816)
Transition tax on unremitted foreign earnings	222,983	7,425	215,558
Incremental foreign taxes on assumed repatriation	232,282	19,282	213,000
Reversal of deferred taxes due to cancellation of 2015 repatriation plan	(118,887)	-	(118,887)
Total tax expense related to the enactment of the TCJA	$260,351	$25,496	$234,855

As a result of the TCJA, we recognized a tax benefit of $76.0 million to remeasure our net deferred tax liabilities at the lower, 21% rate.

The TCJA transitioned the U.S. from a worldwide tax system to a partial territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings.  The TCJA imposed a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, we recognized provisional tax expense of $215.6 million in the fourth fiscal quarter of 2017 and an additional $7.4 million of tax expense in 2018 based on additional analysis completed, and expect to pay $184.5 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss, R&D credit, and foreign tax credit carryforwards. We paid the first installment of $14.8 million in 2018.  These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes.

Due to the changes in taxation of dividends received from foreign subsidiaries, and also because of the need to finance the payment of the transition tax, we made the determination during the fourth fiscal quarter of 2017 that certain unremitted foreign earnings in Israel, Germany, Austria, and France are no longer permanently reinvested, and recorded provisional tax expense of $213.0 million to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions assuming the repatriation to the United States of these approximately $1.1 billion of available foreign earnings.  As a result of additional analysis completed in 2018, the Company revised the amount available to be repatriated to the U.S. to approximately $1.2 billion and recorded additional tax expense of $19.3 million to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions.  We repatriated approximately $724.0 million to the United States, and paid withholding and foreign taxes of approximately $156.8 million in 2018.  See further information in "Financial Condition, Liquidity, and Capital Resources" below.

After completing the 2018 phases of cash repatriation, there is approximately $300 million of unremitted foreign earnings that we have deemed not permanently reinvested and thus have accrued foreign withholding and other taxes.  We expect to repatriate these remaining amounts at a measured pace over several years, and may decide to ultimately not repatriate some of these amounts.

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

During the fourth fiscal quarter of 2015, we recognized income tax, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300 million of foreign earnings.  This tax expense was recognized in 2015 following an evaluation of our anticipated domestic cash needs over the next several years and our most efficient use of liquidity, and with consideration of the amount of cash that could be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  We repatriated $38.0 million and $46.0 million pursuant to this program in 2017 and 2016, respectively.  Prior to the enactment of the TCJA, the related deferred tax liability for the 2015 repatriation plan was $118.9 million.  We terminated the 2015 cash repatriation plan and recorded an income tax benefit to reverse this deferred tax liability, which was replaced by the liability for the transition tax and foreign income and withholding taxes described above.

The deferred tax liability related to these unremitted foreign earnings is based on the available sources of cash, applicable tax rates, foreign currency exchange rates, and other factors and circumstances, as of each balance sheet date.  Changes in these underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.  We recorded expense of $10.0 million in 2018 for such remeasurements.

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

The TCJA expanded the U.S. current taxation of foreign earned income beginning in 2018.  GILTI is income of our non-U.S. subsidiaries that exceeds an allowable return and which will then be included in U.S. current taxable income, subject to certain adjustments, and possibly reduced by indirect foreign tax credits.  The TCJA also imposed BEAT.  BEAT could potentially increase our U.S. federal income tax by disallowing certain otherwise deductible payments from the U.S. to non-U.S. subsidiaries and imposing a minimum tax if greater than the regular tax.

Certain provisions of the TCJA had a significant impact on our effective tax rate for the year ended December 31, 2018, and are expected to have a significant impact in future periods.  Because the various provisions of the TCJA are interrelated, and because of changes in our operations and changes in our capital structure in response to the TCJA, the impact of any specific provision of the TCJA cannot be isolated.  We recognized a significant amount of GILTI income in 2018, but were able to utilize related foreign tax credits to reduce the impact on the effective tax rate.  The inclusion of significant GILTI income was a contributing factor in allowing us to avoid a limitation on the deductibility of our U.S. interest expense in 2018.  We were not subject to the BEAT minimum tax in 2018, but BEAT could increase our future tax when the BEAT tax rate is higher.

We historically derived significant cash tax savings from our convertible senior debentures.  For U.S. federal income tax purposes, the interest deduction for the convertible debentures is computed based on the comparable yield of a hypothetical fixed rate debt instrument with similar terms and conditions but no conversion feature.  Accordingly, annual interest deductions are calculated at 8.0%, 8.375%, and 7.5% of the adjusted issue price.  The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term of the debt due to the difference between the interest deduction using a comparable yield applied to the adjusted issue price, and the coupon rate of 2.25% on the principal amount.  Interest expense recognized in accordance with GAAP is calculated at the comparable yield multiplied by the carrying amount of the liability component of convertible debentures, which is substantially lower than the adjusted issue price for tax purposes.  The difference between the tax and GAAP interest computations resulted in substantially greater interest deductions for tax purposes than GAAP interest expense.  The TCJA limits deduction for net interest expense, which makes the convertible debentures less tax-efficient financial instruments.  We repurchased $273.7 million, $116.9 million, and $147.9 million principal amount of convertible senior debentures due 2040, due 2041, and due 2042, respectively, in 2018.  Our repurchase of a substantial portion of the outstanding convertible debentures reduced our full year 2018 tax rate and will reduce our expected future annual effective tax rates.  While the remaining convertible debentures due 2040 and 2042 are currently convertible at the option of the holders, none of the convertible debentures are currently callable by us.

We continue to evaluate the TCJA's provisions and may prospectively adjust our business practices and further adjust our financial and capital structure accordingly.  See "Financial Condition, Liquidity, and Capital Resources" below for further information.

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

On February 8, 2018, we acquired substantially all of the assets and liabilities of UltraSource, Inc. ("UltraSource"), a U.S.-based, privately-held thin film circuit and thin film interconnect manufacturer, for $13.6 million.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since February 8, 2018.  UltraSource contributed $17.4 million of net revenues to the year ended December 31, 2018.

On June 11, 2018, we acquired EuroPower Holdings Ltd. ("EuroPower"), a distributor of electronic components in the United Kingdom, for $2.9 million, net of cash acquired.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since June 11, 2018.  EuroPower did not have a material impact on the Company's consolidated results for the year ended December 31, 2018.

In the fourth fiscal quarter of 2015, we deposited the $6.8 million purchase price of Sonntag Electronic GmbH ("Sonntag").  The acquisition was effective January 1, 2016.  Sonntag is a distributor of electronic components in Germany.

Subsequent Events

On January 3, 2019, we acquired substantially all of the assets and liabilities of Bi-Metallix, Inc. ("Bi-Metallix"), a U.S.-based, privately-held provider of electron beam continuous strip welding services for $12.0 million, subject to customary post-closing adjustments.  We were a major customer of Bi-Metallix, and the acquired business will be vertically integrated into our Resistors & Inductors segment.

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

See Note 4 to our consolidated financial statements for additional information.

We do not anticipate any material restructuring activities in 2019.  We continue to monitor the economic environment and its potential effects on our customers and the end markets that we serve.  We also continue to closely monitor our costs and may be required to implement additional restructuring activities if we were to experience a significant economic downturn.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar was weaker during 2018 versus 2017 and during 2017 versus 2016, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the prior years.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2018 have been slightly unfavorably impacted (compared to the prior year) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

See Item 7A for additional discussion of foreign currency exchange risk.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates.

Revenue Recognition

Revenue is measured based on the consideration specified in contracts with customers, and excludes any sales incentives and amounts collected on behalf of third parties.  We recognize revenue when we satisfy our performance obligations.

We have a broad line of products that we sell to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies.

We recognize revenue on sales to distributors when the distributor takes control of the products ("sold-to" model).  We have agreements with distributors that allow distributors a limited credit for unsaleable products, which we refer to as a "scrap allowance." Consistent with industry practice, we also have a "stock, ship and debit" program whereby we consider requests by distributors for credits on previously purchased products that remain in distributors' inventory, to enable the distributors to offer more competitive pricing.  In addition, we have contractual arrangements whereby we provide distributors with protection against price reductions initiated by us after product is sold by us to the distributor and prior to resale by the distributor.

We recognize the estimated variable consideration to be received as revenue and record a related accrued expense for the consideration not expected to be received, based upon an estimate of product returns, scrap allowances, "stock, ship and debit" credits, and price protection credits that will be attributable to sales recorded through the end of the period.  We make these estimates based upon sales levels to our customers during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs. While we utilize a number of different methodologies to estimate the accruals, all of the methodologies take into account sales levels to customers during the relevant period, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. These procedures require the exercise of significant judgments.  We believe that we have a reasonable basis to estimate future credits under the programs.

See Notes 1 and 2 to our consolidated financial statements for further information.

Convertible Debt Instruments

We currently have four issuances of convertible debt instruments outstanding.  GAAP requires us to separately account for the liability and equity components of convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The resulting discount on the debt is amortized as non-cash interest expense in future periods.  Additionally, upon extinguishment of convertible debt instruments, GAAP requires the aggregate repurchase payment to be allocated between the liability and equity (including temporary equity) components of the convertible debt instruments, using our nonconvertible debt borrowing rate at the time of extinguishment.  The estimated nonconvertible debt borrowing rate can significantly impact the accounting for convertible debt instruments.  The estimation of our nonconvertible debt borrowing rate requires significant judgment.  We employ a market approach and base our estimate on observed data from companies with similar capital structures and debt instruments as well as data obtained from third-party financial institutions.  We believe we have a reasonable basis to estimate our nonconvertible debt borrowing rate.

See Notes 1 and 6 to our consolidated financial statements for further information.

Inventories and Purchase Commitments

We value our inventories at the lower of cost or net realizable value, with cost determined under the first-in, first-out method. The valuation of our inventories requires our management to make market estimates.  For work in process goods, we are required to estimate the cost to completion of the products and the prices at which we will be able to sell the products.  For finished goods, we must assess the prices at which we believe the inventory can be sold. Inventories are also adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

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

Goodwill

See Note 1 to our consolidated financial statements for a description of our goodwill impairment tests.

The fair value of reporting units for goodwill impairment testing purposes is measured primarily using present value techniques based on projected cash flows from the reporting unit.  The calculated results are evaluated for reasonableness using comparable company data.  The determination of the fair value of the reporting units requires us to make significant estimates and assumptions.  These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures.

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates.  In addition, changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the fair value of the reporting unit and the amount of the goodwill impairment charge.

Impairment of Long-Lived Assets

See Notes 1 and 20 to our consolidated financial statements for a description of our long-lived assets impairment analyses.

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

Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on the conclusion that an asset group's carrying value is recoverable or the determination of any impairment charge if it was determined that the asset values were not recoverable.

Accounts Receivable

Our accounts receivable represent a significant portion of our current assets.  We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that will prove uncollectible.  We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions.  Due to our large number of customers and their dispersion across many countries and industries, we have limited exposure to concentrations of credit risk. As of December 31, 2018, one customer comprised 15.9% of our accounts receivable balance.  This customer comprised 16.1% of our accounts receivable balance as of December 31, 2017.  No other customer accounted for more than 10% of our accounts receivable balance as of December 31, 2018 or December 31, 2017.  We continually monitor the credit risks associated with our accounts receivable and adjust the allowance for uncollectible accounts accordingly.  We believe that our accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). At December 31, 2018, our U.S. plans include various non-qualified plans.  As further described below, our U.S. plan qualified under the Employee Retirement Income Security Act of 1974 ("ERISA") was terminated and settled in 2016.  The table below summarizes information about our pension and other postretirement benefit plans.  This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. non-qualified pension plans	$38,169	$-	$(38,169)	$23,608	$(14,561)	$5,501
German pension plans	172,548	-	(172,548)	4,309	(168,239)	50,948
Taiwanese pension plans	67,188	45,647	(21,541)	-	(21,541)	19,202
Other pension plans	32,222	25,173	(7,049)	-	(7,049)	6,548
OPEB plans	14,947	-	(14,947)	-	(14,947)	787
Other retirement obligations	14,521	-	(14,521)	-	(14,521)	-
	$339,595	$70,820	$(268,775)	$27,917	$(240,858)	$82,986

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

Income Taxes

We have recorded deferred tax assets representing future tax benefits, but may not be able to realize these future tax benefits in certain jurisdictions.  Significant judgment is required in determining the expected future realizability of these deferred tax assets.  We periodically evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization include deferred tax liabilities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets.  We have generally recognized net deferred tax assets only where there is a recent history of taxable income and forecasts of future taxable income.  During the year-ended December 31, 2018, we generated an excess U.S. foreign tax credit of $57.9 million.  Because we do not anticipate sufficient U.S. foreign source income during the carryforward period, we have not recognized the benefit of the carryforward as of December 31, 2018.

We and our subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple states and foreign jurisdictions.   Our U.S. federal tax returns are open to examination for all years after 2012.  During 2018, the examinations of certain tax returns were concluded and certain statutes of limitations lapsed.  Our tax provision for the year-ended December 31, 2018 includes tax benefits related to the resolution of these matters.  The tax returns of significant non-U.S. subsidiaries which are currently under examination include India (2004 through 2014), Italy (2012 through 2016), Germany (2013 through 2016), Israel (2016), and Taiwan (2016).  We and our subsidiaries also file income tax returns in other taxing jurisdictions around the world, many of which are still open to examination.

See "U.S. Tax Reform: Tax Cuts and Jobs Act" above, for a discussion of the net expense recorded related to the TCJA and qualitative disclosure of the future impact of the TCJA on our financial position,  financial results, and liquidity.

See Notes 1 and 5 to consolidated financial statements for additional information.

Results of Operations

Statement of operations' captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2018	2017*	2016*

Costs of products sold	70.7%	73.0%	75.2%
Gross profit	29.3%	27.0%	24.8%
Selling, general, and administrative expenses	13.3%	14.2%	15.4%
Operating income	16.0%	12.5%	8.5%
Income before taxes and noncontrolling interest	13.7%	10.7%	4.1%
Net earnings (loss) attributable to Vishay stockholders	11.4%	(0.8)%	2.1%
________
Effective tax rate	16.9%	107.0%	47.6%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated financial statements.

Net Revenues

Net revenues were as follows (dollars in thousands):

	2018	2017**	2016**

Net revenues	$3,034,689	$2,599,368	$2,317,328
Change versus prior year	$435,321	$282,040
Percentage change versus prior year	16.7%	12.2%

**Recast for the retrospective adoption of ASU 2014-09.  See Note 1 to our consolidated financial statements.

Changes in net revenues were attributable to the following:

	2018 vs. 2017	2017 vs. 2016

Change attributable to:
Increase in volume	13.5%	14.8%
Change in average selling prices	0.4%	-2.6%
Foreign currency effects	1.6%	0.7%
Acquisitions	0.8%	0.0%
Other	0.4%	-0.7%
Net change	16.7%	12.2%

We experienced a substantial, broad-based increase in demand for our products beginning in the first fiscal quarter of 2017 that continued through the third fiscal quarter of 2018 before supply started to catch up with demand in the fourth fiscal quarter of 2018.  The increases in demand resulted in increases in net revenues compared to the prior year periods.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2018 were 29.3%, as compared to 27.0% for the year ended December 31, 2017.  The increase is primarily due to increased sales volume.  We were able to offset the negative impacts of inflation by cost reductions and innovation, and maintain our contributive margin.

Gross profit margins for the year ended December 31, 2017 were 27.0%, as compared to 24.8% for the year ended December 31, 2016.  The increase is primarily due to increased sales volume.  We were able to offset the negative impacts of inflation and average selling price decline by cost reductions and innovation, and maintain our contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2018	2017**	2016**

Net revenues	$547,643	$467,476	$405,949
Change versus comparable prior year period	$80,167	$61,527
Percentage change versus comparable prior year period	17.1%	15.2%

**Recast for the retrospective adoption of ASU 2014-09.  See Note 1 to our consolidated financial statements.

Changes in MOSFETs segment net revenues were attributable to the following:

	2018 vs. 2017	2017 vs. 2016

Change attributable to:
Increase in volume	17.0%	20.0%
Decrease in average selling prices	-0.3%	-3.6%
Foreign currency effects	0.6%	0.3%
Other	-0.2%	-1.5%
Net change	17.1%	15.2%

Gross profit margins for the MOSFETs segment were as follows:

	Years ended December 31,
	2018	2017*	2016*

Gross profit margins	26.6%	23.4%	14.4%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated financial statements.

The MOSFETs segment significantly increased its net revenues in 2018 versus the prior year. Sales volume increased in all regions, particularly Europe and Americas, and to all customer types.  Declining average selling prices had only small offsetting effects on the growth.

The gross profit margin for 2018 was higher than the prior year primarily due to the significant increase in net revenues, a more profitable product mix, and the impact of the completed cost reduction program (see below), partially offset by the impact of U.S. tariffs on goods imported from China and higher materials prices.

The continuing positive business climate further reduced the pricing pressure for our established MOSFETs products in 2018.  Furthermore, additional volume from new capacity could be sold at higher prices.  Overall, we experienced only a slight decline in average selling prices in 2018 versus a moderate decline in average selling prices in 2017.

In 2017, we completed major cost reduction activities, which had been ongoing since 2013, to improve the operating results of the MOSFETs segment.  See "Cost Management" above and Note 4 to our consolidated financial statements.

We continue to make capital and R&D investments in this business.  We will maintain our R&D and management presence in the Silicon Valley area, and moved into a new R&D facility in San Jose in 2018.  We are in the process of increasing manufacturing volume at third-party foundries and maximizing the output of our internal fab to meet the increased demand.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2018	2017**	2016**

Net revenues	$712,936	$619,958	$552,766
Change versus comparable prior year period	$92,978	$67,192
Percentage change versus comparable prior year period	15.0%	12.2%

**Recast for the retrospective adoption of ASU 2014-09.  See Note 1 to our consolidated financial statements.

Changes in Diodes segment net revenues were attributable to the following:

	2018 vs. 2017	2017 vs. 2016

Change attributable to:
Increase in volume	10.9%	15.6%
Change in average selling prices	2.0%	-3.0%
Foreign currency effects	1.3%	0.5%
Other	0.8%	-0.9%
Net change	15.0%	12.2%

Gross profit margins for the Diodes segment were as follows:

	Years ended December 31,
	2018	2017*	2016*

Gross profit margins	27.6%	26.6%	24.7%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated financial statements.

Net revenues of our Diodes segment increased significantly in 2018 versus the prior year.  The increase was primarily from volume increases in all regions and all customer types, especially distributors in the Americas, higher average selling prices, and the positive impacts of a stronger euro.  We continue to increase our manufacturing capacity in all critical lines to meet the increased demand.

Gross profit margin increased versus the prior year primarily due to increases in net revenues, increases in average selling prices, and the effects of our cost reduction activities, partially offset by the impact of U.S. tariffs on goods imported from China, increased materials prices, and general cost inflation.

The continuing positive business climate mostly eliminated the pricing pressure for our established Diodes products.  The net increase in average selling prices are primarily due to a more favorable customer mix and the impact of U.S. tariffs passed through to customers.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2018	2017**	2016**

Net revenues	$289,727	$284,429	$269,162
Change versus comparable prior year period	$5,298	$15,267
Percentage change versus comparable prior year period	1.9%	5.7%

**Recast for the retrospective adoption of ASU 2014-09.  See Note 1 to our consolidated financial statements.

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2018 vs. 2017	2017 vs. 2016

Change attributable to:
Increase in volume	0.6%	7.6%
Decrease in average selling prices	-1.3%	-2.7%
Foreign currency effects	1.9%	0.7%
Other	0.7%	0.1%
Net change	1.9%	5.7%

Gross profit margins for the Optoelectronic Components segment were as follows:

	Years ended December 31,
	2018	2017*	2016*

Gross profit margin	34.6%	34.5%	32.5%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated financial statements.

The Optoelectronic Components segment net revenues increased slightly in 2018 versus the prior year. The increase is primarily due to the positive impact of a stronger euro as volume increases in Europe and with distributors in the Americas, were mostly offset by decreases in Asia and end customers in the Americas and declining average selling prices.

The increase in gross profit margin in 2018 versus the prior year is primarily due to a more profitable product mix, the impact of our cost reduction activities, and the net impact of a stronger euro, which impacted revenues more than expenses, which offset the negative impact from lower average selling prices and general cost inflation.

The overall positive business environment resulted in reduced pricing pressure for our established Optoelectronic Components products.  We only experienced a slight decline in average selling prices versus the prior year, which was less than half of the decline that we experienced in 2017.

Resistors & Inductors

Net revenues of the Resistors & Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2018	2017**	2016**

Net revenues	$1,018,286	$843,529	$753,524
Change versus comparable prior year period	$174,757	$90,005
Percentage change versus comparable prior year period	20.7%	11.9%

**Recast for the retrospective adoption of ASU 2014-09.  See Note 1 to our consolidated financial statements.

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	2018 vs. 2017	2017 vs. 2016

Change attributable to:
Increase in volume	15.8%	13.8%
Decrease in average selling prices	-0.1%	-2.1%
Foreign currency effects	2.2%	0.9%
Acquisitions	2.4%	0.0%
Other	0.4%	-0.7%
Net change	20.7%	11.9%

Gross profit margins for the Resistors & Inductors segment were as follows:

	Years ended December 31,
	2018	2017*	2016*

Gross profit margin	33.1%	29.9%	29.8%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated financial statements.

Net revenues of the Resistors & Inductors segment increased significantly versus the prior year.  All regions experienced growth in net revenues versus the prior year.  Distribution and the automotive end-market contributed the most to the revenue increase.  The acquisition of UltraSource in the first fiscal quarter of 2018 also contributed to the revenue increase.  See further information in "Acquisition Activity" above and in Note 3 to our consolidated financial statements.

The gross profit margin increased versus the prior year.  The higher sales volume and cost reduction efforts were partially offset by some negative impacts of general wage increases and the negative impact of U.S. tariffs on goods imported from China.

Due to the positive business environment, average selling prices declined only slightly versus the prior year.

Capital spending projects to expand capacity are underway to meet the increased demand.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2018	2017**	2016**

Net revenues	$466,097	$383,976	$335,927
Change versus comparable prior year period	$82,121	$48,049
Percentage change versus comparable prior year period	21.4%	14.3%

**Recast for the retrospective adoption of ASU 2014-09.  See Note 1 to our consolidated financial statements.

Changes in Capacitors segment net revenues were attributable to the following:

	2018 vs. 2017	2017 vs. 2016

Change attributable to:
Change in volume	17.5%	15.3%
Change in average selling prices	1.1%	-1.9%
Foreign currency effects	2.0%	1.0%
Other	0.8%	-0.1%
Net change	21.4%	14.3%

Gross profit margins for the Capacitors segment were as follows:

	Years ended December 31,
	2018	2017*	2016*

Gross profit margin	23.3%	20.4%	19.9%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated financial statements.

Net revenues of the Capacitors segment in 2018 increased significantly versus the prior year.  All regions experienced growth in net revenues.  Distribution and the industrial and automotive end-markets contributed the most to the revenue increase.

The gross profit margin increased versus the prior year.  The increase is primarily due to increased sales volume and increased average selling prices, partially offset by general wage increases, higher material prices, and the negative impact of U.S. tariffs on goods imported from China.

Due to the positive business environment, average selling prices have increased slightly versus the prior year.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2018	2017*	2016*

Total SG&A expenses	$403,404	$367,831	$356,006
as a percentage of sales	13.3%	14.2%	15.4%

*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1 to our consolidated financial statements.

The overall increase in SG&A expenses versus the prior year is primarily due to general salary and cost inflation, higher incentive compensation, increased R&D spending, and exchange rate impacts, which were partially offset by the effects of our restructuring programs.  The overall increase in SG&A expenses in 2017 versus 2016 is primarily due to higher incentive compensation and exchange rate impacts.

Certain items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2018	2017	2016

Amortization of intangible assets	$11,807	$14,263	$14,842
Net loss (gain) on sale of assets	(2,216)	(265)	(4,054)

Certain intangible assets became fully amortized in the second fiscal quarter of 2017 and in the third fiscal quarter of 2018.  In September 2016, we began to amortize our Siliconix tradenames, which were previously considered indefinite-lived, over their remaining useful life of 10 years.  See Note 20 to our consolidated financial statements.

Other Income (Expense)

2018 Compared to 2017

Interest expense for the year ended December 31, 2018 increased by $8.8 million versus the year ended December 31, 2017.  The increase is primarily attributable to the issuance of convertible senior notes due 2025 in the second fiscal quarter of 2018.  The increase is partially offset by reduced interest expense on the revolving credit facility and convertible senior debentures as a result of using cash repatriated in 2018 to reduce the outstanding balance of the revolving credit facility and to repurchase convertible senior debentures.

In June 2018, we issued $600 million principal amount of 2.25% senior convertible notes due 2025 to qualified institutional investors. We used the net proceeds from this offering to repurchase $289.1 million principal amounts of convertible senior debentures for $585.0 million.  We used repatriated cash to repurchase $249.4 million principal amount of convertible senior debentures in the fourth fiscal quarter of 2018 for $376.0 million.  We recognized a $26.6 million loss on early extinguishment of the repurchased convertible debentures in 2018.

Based on our current debt structure, including our expected usage of the revolving credit facility, we expect future interest expense to be approximately $8.5 million per quarter, of which $4.1 million will be payable in cash and the remainder will represent non-cash accretion and amortization of issuance costs.

The following table analyzes the components of the line "Other" on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2018	2017	Change

Foreign exchange gain (loss)	$(1,991)	$(4,536)	$2,545
Interest income	11,940	6,482	5,458
Investment income (loss)†	(1,646)	-	(1,646)
Other	(266)	(208)	(58)
	$8,037	$1,738	$6,299

† Recognized in "Other" subsequent to the prospective adoption of ASU 2016-01.  Previously recorded in accumulated other comprehensive income until realized.  See Note 1 to our consolidated financial statements.

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

Income Taxes

For the years ended December 31, 2018, 2017, and 2016, the effective tax rates were 16.9%, 107.0%, and 47.6%, respectively.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  While our effective tax rate has historically been less than the pre-2018 U.S. statutory rate, the effective tax rates for 2017 and 2016 were higher than the U.S. statutory rate, primarily due to certain discrete items recorded in each year.  These items were $39.4 million (tax benefit) in 2018, $230.6 million in 2017, and $22.6 million in 2016.

The effective tax rate for the years ended December 31, 2018 and 2017 was significantly impacted by the effect of the TCJA (see "U.S. Tax Reform: Tax Cuts and Jobs Act" above).  As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA was considered "provisional," based on reasonable estimates.  The net tax expense recorded in 2017 was $234.9 million.  We recorded adjustments of $25.5 million during the measurement period, as defined in SAB No. 118, as additional details were collected and analyzed.

The effective tax rate for the year ended December 31, 2018 was also significantly impacted by the effect of the repurchase of convertible senior debentures.  We recognized a tax benefit of $54.9 million resulting from the extinguishments, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures.  See Note 6 to our consolidated financial statements.

We also recorded a tax benefit of $10.0 million due to the remeasurement of the deferred tax liability related to our cash repatriation program.  These types of remeasurement adjustments will continue until the amounts are repatriated.  We repatriated $724 million to the U.S. pursuant to this program in 2018.  As a result of the repatriations, we paid cash taxes of $156.8 million in 2018.

The effective tax rate for the year ended December 31, 2017 was also significantly impacted by a $5.8 million tax benefit recorded for the periodic remeasurement related to the 2015 cash repatriation program described below, and $1.6 million of net tax expense for changes in uncertain tax positions.

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

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock.  We have generated cash flows from operations in excess of $200 million in each of the last 17 years, and cash flows from operations in excess of $100 million in each of the last 24 years.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.  Vishay has generated positive "free cash" in each of the past 22 years, and "free cash" in excess of $80 million in each of the last 17 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

During 2018, we repatriated approximately $724 million to the United States, and paid cash taxes of $156.8 million related to the repatriations.  The payment of these cash taxes was recorded as an operating cash flow and any future cash taxes associated with the TCJA transition tax and related foreign taxes on repatriated cash will generally be recorded as operating cash flows.  The payment of these cash taxes significantly impacted cash flows from operations and free cash for the year ended December 31, 2018.  We expect our business to continue to be a reliable generator of free cash, partially offset by such tax payments.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

We maintain a revolving credit facility, first entered into in 2010, which was amended and restated on August 8, 2013, and further amended and restated on December 10, 2015. The credit facility provides an aggregate commitment of $640 million of revolving loans available until December 10, 2020, and we have the ability to request up to $50 million of incremental revolving commitments, subject to the satisfaction of certain conditions.  At December 31, 2017, $150 million was outstanding under our credit facility.  We used a portion of the cash repatriated to the U.S. in 2018 to reduce the outstanding balance of the credit facility to zero.

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

Borrowings under the credit facility bear interest at LIBOR plus an interest margin. The applicable interest margin is based on our leverage ratio. Based on our leverage ratio for the fourth fiscal quarter of 2018, borrowings bore interest at LIBOR plus 1.50%. The interest rate on any borrowings increases to LIBOR plus 1.75% if our leverage ratio is between 1.50 to 1 and 2.50 to 1 and further increases to 2.00% if our leverage ratio equals or exceeds 2.50 to 1.  Based on our leverage ratio as of the end of the fourth fiscal quarter of 2018, any new borrowings in the first fiscal quarter of 2019 will bear interest at LIBOR plus 1.50%.

We also pay a fee, also based on our leverage ratio, on undrawn amounts.  The undrawn commitment fee, based on our leverage ratio for the fourth fiscal quarter of 2018, was 0.30% per annum.  Such undrawn commitment fee increases to 0.35% per annum if our leverage ratio is between 1.50 to 1 and 2.50 to 1 and further increases to 0.40% per annum if our leverage ratio equals or exceeds 2.50 to 1.  Based on our leverage ratio as of the end of the fourth fiscal quarter of 2018, our undrawn commitment fee in the first fiscal quarter of 2019 will be 0.30% per annum.

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

We were in compliance with all financial covenants under the credit facility at December 31, 2018.  Our interest expense coverage ratio and leverage ratio were 17.69 to 1 and 1.00 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and any amounts then outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible debt instruments have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

The balance of our revolving credit facility was $150 million at December 31, 2017. We borrowed $389 million and repaid $539 million on our credit facility during 2018.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $124 million and the highest amount outstanding on our credit facility at a month end was $314 million during 2018.

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

These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source jurisdiction, and certain U.S. state taxes.  Accordingly, our tax expense for the impact of enactment of the TCJA included amounts for these incremental withholding and foreign taxes and certain U.S. state taxes.

During 2018, we repatriated approximately $724 million to the United States, and paid cash taxes of $156.8 million related to the repatriations.  We used substantially all of these repatriated amounts to reduce the outstanding balance of the credit facility to zero, to repay certain intercompany indebtedness, and to fund our repurchase of convertible senior debentures in the fourth fiscal quarter of 2018 as more fully described below.

In June 2018, we issued $600 million principal amount of 2.25% senior convertible notes due 2025 to qualified institutional investors. We used the net proceeds from this offering to repurchase $220.0 million and $69.1 million principal amounts of convertible senior debentures due 2040 and 2042, respectively, for $585.0 million. In October 2018, our Board of Directors authorized us to begin repurchasing certain convertible debt instruments in open market repurchases or through privately negotiated transactions, subject to market and business conditions, legal requirements, and other factors.  Such authorization also includes the open market repurchase of an equivalent number of shares issued upon the exercise of the conversion rights by any holder of convertible debentures.  Such authorization does not obligate us to acquire any particular amount of convertible debt instruments, and it may be terminated or suspended at any time at our discretion, in accordance with applicable laws and regulations.  During the fourth fiscal quarter of 2018, we repurchased $53.7 million, $116.9 million, and $78.8 million principal amount of convertible senior debentures due 2040, due 2041, and due 2042, respectively, for $376.0 million.  We used cash on hand, primarily repatriated cash, to fund the repurchases.

Subsequent to December 31, 2018, through February 13, 2019, we have repurchased an additional $1.0 million and $12.3 million principal amounts of convertible senior debentures due 2040 and 2041, respectively, for $18.1 million.

As of December 31, 2018, approximately 90% of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect to fund any future repurchases of convertible debentures, as well as other obligations required to be paid by the U.S. parent company, Vishay Intertechnology, Inc., including cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments by borrowing under our revolving credit facility.  Our U.S. subsidiaries also have operating cash needs.

After completing the 2018 phases of cash repatriation, there is approximately $300 million of unremitted foreign earnings that we have deemed not permanently reinvested and thus have accrued foreign withholding and other taxes.   We expect to repatriate these remaining amounts at a measured pace over several years, and may decide to ultimately not repatriate some of these amounts.

We also continue to evaluate the TCJA's provisions and may further adjust our financial and capital structure and business practices accordingly.

Prior to six months before the maturity date, our convertible notes are convertible by the holders under certain circumstances.  The convertible notes are not convertible as of December 31, 2018.  Prior to three months before the maturity date, our convertible senior debentures are convertible by the holders under certain circumstances.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the December 31, 2018 evaluation, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the December 31, 2018 evaluation, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods.  Such debentures will remain convertible until March 30, 2019, at which time the conversion criteria will be reevaluated.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amount of the convertible debentures in cash and settle any additional amounts in shares of our common stock. We intend to finance the principal amount of any converted debentures using borrowings under our credit facility. Accordingly, the debt component of the convertible debentures due 2040 and due 2042 continues to be classified as a noncurrent liability on the consolidated balance sheets.  No conversions have occurred to date.  The convertible debentures due 2041 are not currently convertible.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 1.1% due to the low interest rate environment in Europe.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) (in thousands):

	December 31, 2018	December 31, 2017

Credit Facility	$-	$150,000
Convertible senior notes, due 2025*	495,203	-
Convertible senior debentures, due 2040*	539	110,412
Convertible senior debentures, due 2041*	12,812	56,641
Convertible senior debentures, due 2042*	923	62,518
Deferred financing costs	(14,968)	(9,101)
Total debt	494,509	370,470

Cash and cash equivalents	686,032	748,032
Short-term investments	78,286	547,136

Net cash and short-term investments (debt)	$269,809	$924,698

*Represents the carrying amount of the convertible debentures, which is comprised of the principal amount of the instruments, net of the unamortized discount and the associated embedded derivative liability, when applicable.

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

Our financial condition as of December 31, 2018 continued to be strong, although the current ratio (current assets to current liabilities) decreased to 2.8 to 1, from 3.9 to 1 as of December 31, 2017.  The decrease is primarily due to the decrease in cash and cash equivalents and short-term investments.  Our ratio of total debt to Vishay stockholders' equity was 0.36 to 1 at December 31, 2018 as compared to a ratio of 0.26 to 1 at December 31, 2017.  The increase in the ratio is primarily due to increases in long-term debt after the issuance of the convertible notes due 2025 and decreases in equity upon the repurchase of convertible senior debentures.

Cash flows provided by operating activities were $258.5 million for the year ended December 31, 2018, as compared to cash flows provided by operations of $368.8 million for the year ended December 31, 2017.  The decrease in operating cash flows reflects the $156.7 million payment of cash taxes associated with repatriation activity and the first installments of the TCJA transition tax of $14.8 million.

Cash paid for property and equipment for the year ended December 31, 2018 was $229.9 million, as compared to $170.4 million for the year ended December 31, 2017. We expect capital spending of approximately $190 million in 2019, in accordance with requirements of our markets and our growth plans.

Cash paid for dividends to our common and Class B common stockholders totalled $46.5 million and $37.0 million for the years ended December 31, 2018 and 2017, respectively.  We expect dividend payments in 2019 to total approximately $49.0 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

On August 2, 2017, our Board of Directors approved a stock repurchase plan, authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock.  The stock repurchase plan expired on June 1, 2018.  We repurchased 2,250,236 shares of stock for $39.9 million pursuant to this plan.  We did not repurchase any shares of stock in 2018.

Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2018 we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	Year 1	Years 2-3	Years 4-5	More than 5

Long-term debt	$636,556	$-	$-	$-	$636,556
Interest payments on long-term debt	110,183	16,243	30,458	28,645	34,837
Operating leases	84,273	18,911	25,927	16,280	23,155
Letters of credit	3,789	-	3,789	-	-
Expected pension and postretirement plan funding	210,013	21,355	42,681	41,923	104,054
Estimated costs to complete construction in progress	127,000	127,000	-	-	-
TCJA transition tax	169,710	14,757	29,515	42,428	83,010
Uncertain tax positions	22,670	4,784	-	-	17,886
Purchase commitments	57,489	40,697	16,792	-	-
Other long-term liabilities	61,603	-	-	-	61,603
Total contractual cash obligations	$1,483,286	$243,747	$149,162	$129,276	$961,101

Commitments for long-term debt are based on the amount required to settle the obligation. Accordingly, the discounts and capitalized deferred financing costs associated with our convertible debt instruments are excluded from the calculation of long-term debt commitments in the table above.

Commitments for interest payments on long-term debt are cash commitments based on the stated maturity dates of each agreement and include fees under our revolving credit facility, which expires on December 10, 2020.  Commitments for interest payments on long-term debt exclude non-cash interest expense related to the amortization of the discount associated with our convertible debt instruments.

Various factors could have a material effect on the amount of future principal and interest payments.  Among other things, approximately $636.7 million of our outstanding debt instruments are convertible into common stock.  Also, although we intend to net share settle our convertible debt instruments, we have the option to settle these instruments in shares of common stock pursuant to the indentures governing these instruments.  Principal and interest commitments associated with our convertible debt instruments are based on the amounts outstanding as of December 31, 2018 and do not consider any future repurchases.  Additionally, interest commitments for our revolving credit facility are based on the rate prevailing at December 31, 2018, but actual rates are variable and are certain to change over time.

The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, we expect to pay $184.5 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.

Our consolidated balance sheet at December 31, 2018 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified the amount recorded as a current liability as payable within one year, and the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.

There are certain guarantees and indemnifications extended among Vishay and VPG in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 19 to our consolidated financial statements for further discussion of the Tax Matters Agreement. These obligations are included in the uncertain tax positions disclosed above, but were not material to us as of December 31, 2018.

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

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2018.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due after five years in the table above, although actual timing of payments may be sooner.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2018, 2017, and 2016 we did not have any outstanding interest rate swap or cap agreements.

The interest paid on our credit facility is based on a LIBOR spread.  At December 31, 2018, we had no amounts outstanding under the revolving credit facility. Future borrowings under the revolving credit commitment will bear interest at LIBOR plus 1.50%.

Our convertible debt instruments bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2018, we had $686.0 million of cash and cash equivalents and $78.3 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2018, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $2.8 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see "Economic Outlook and Impact on Operations and Future Financial Results" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of market risks.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We have in the past used forward exchange contracts to economically hedge a portion of these exposures.  As of December 31, 2018 we did not have any outstanding forward exchange contracts.

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

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2018 and 2017, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2018 and 2017. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $14.5 million and $9.0 million at December 31, 2018 and December 31, 2017, respectively, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $8.5 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are filed herewith, commencing on page F-1 of this report.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2018, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2018, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2018, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2018, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2018, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2018 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

2.	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.

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

4.5
Indenture, dated as of June 12, 2018, by and between Vishay Intertechnology, Inc. and HSBC Bank USA, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed June 13, 2018.

4.6
Form of Global Note, representing Vishay Intertechnology, Inc.'s  2.25% Senior Convertible Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.5). Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K, filed on June 13, 2018.

10.1†	Amended and restated Vishay Intertechnology 162(m) Cash Bonus Plan. Incorporated by reference to Annex A to our Proxy Statement, dated March 31, 2017, for our 2017 Annual Meeting of Stockholders.
10.2†	Vishay Intertechnology, Inc. 2007 Stock Incentive Program. Incorporated by reference to Annex A to our Proxy Statement, dated April 5, 2013, for our 2013 Annual Meeting of Stockholders.
10.3†
Amended and Restated Vishay Intertechnology, Inc. 2007 Stock Incentive Program. Incorporated by reference to Annex A to our definitive proxy statement, dated April 4, 2014, for our 2014 Annual Meeting of Stockholders.

10.4
Securities Investment and Registration Rights Agreement by and among Vishay Intertechnology, Inc. and the Original Holders (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.4 to our current report on Form 8-K filed December 23, 2002.

10.5
Note Purchase Agreement between Vishay Intertechnology, Inc. and Subscribers (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed December 23, 2002.

10.6
Put and Call Agreement between Vishay Intertechnology, Inc. and the Initial Holders (as defined), dated as of December 13, 2002. Incorporated by reference to Exhibit 4.5 to our current report on Form 8-K filed December 23, 2002.

10.7
Press release, dated July 21, 2010, announcing the terms of the replacement notes to be issued to holders of Vishay's exchangeable floating-rate unsecured notes due 2102 and revised terms of its outstanding warrants as required due to the spin-off of Vishay Precision Group, Inc. on July 6, 2010. Incorporated by reference to Exhibit 99 to our current report on Form 8-K filed July 22, 2010.

10.8†
Employment agreement, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.9†
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.10†
Amendment to Employment Agreement, dated August 28, 2011, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.11†
Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.12†
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.13†
Amendment to Employment Agreement, dated August 30, 2011, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.14†
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

10.16†
Second Amendment to Compensation Matters Agreement, dated March 3, 2015, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Lori Lipcaman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2015.

10.17†
Employment Agreement, dated February 15, 2018, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on February 16, 2018.

10.18†	Compensation Matters Agreement, dated November 11, 2011, between Vishay Intertechnology, Inc. and Dieter Wunderlich. Incorporated by reference to Exhibit 10.30 to our 2011 annual report on Form 10-K.
10.19†
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

10.22†
Amendment to Executive Officer Restricted Stock Unit Agreement, dated November 14, 2016, between Vishay Intertechnology, Inc. and Dieter Wunderlich.  Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed November 16, 2016.

10.23†	Terms and Conditions of Johan Vandoorn Employment Agreement, dated January 16, 2012. Incorporated by reference to Exhibit 10.31 to our 2011 annual report on Form 10-K.
10.24†
Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated March 4, 2014.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.25†
Second Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated March 3, 2015.  Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2015.

10.26†
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

10.31†
Employment Agreement, dated February 15, 2018, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse.  Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed on February 16, 2018.

10.32†
Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal.  Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed on February 16, 2018.

10.33†
Employment Agreement, dated February 15, 2018, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Werner Gebhardt.  Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K, filed on February 16, 2018.

10.34†
Vishay Intertechnology, Inc. Key Employee Wealth Accumulation Plan (as amended and restated, effective January 1, 2017).  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 23, 2016.

10.35
Technology License Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 99.1 to International Rectifier Corporation's current report on Form 8-K filed April 9, 2007.

10.36
Technology License Back Agreement, dated as of April 1, 2007, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation. Incorporated by reference to Exhibit 99.2 to International Rectifier Corporation's current report on Form 8-K filed April 9, 2007.

10.37
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

10.38
Master Separation and Distribution Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010.

10.39
Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.40
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

10.52†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 21, 2014.
10.53†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on March 6, 2018.
10.54†	Vishay Intertechnology, Inc. Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 21, 2014.
10.55†	Vishay Intertechnology, Inc. Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed on March 6, 2018.
10.56†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 21, 2014.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2018, furnished in XBRL (eXtensible Business Reporting Language)).
__________________
* Confidential treatment has been requested by, and accorded to, VPG with respect to certain portions of this Exhibit. Omitted portions have been filed separately by VPG with the Securities and Exchange Commission.
** Filed herewith.
† Denotes a management contract or compensatory plan, contract, or arrangement.

Item 16.	Form 10-K Summary

Not applicable.
SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.
By:	/s/ Gerald Paul
Dr. Gerald Paul
President and Chief Executive Officer
February 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer,	February 15, 2019
Dr. Gerald Paul	and Director

Principal Financial and Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 15, 2019
Lori Lipcaman	Financial Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 15, 2019
Marc Zandman	the Board of Directors

/s/ Michael Cody	Director	February 15, 2019
Michael Cody

/s/ Abraham Ludomirski	Director	February 15, 2019
Dr. Abraham Ludomirski

/s/ Frank D. Maier	Director	February 15, 2019
Frank D. Maier

/s/ Ronald M. Ruzic	Director	February 15, 2019
Ronald M. Ruzic

/s/ Ziv Shoshani	Director	February 15, 2019
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 15, 2019
Timothy V. Talbert

/s/ Thomas C. Wertheimer	Director	February 15, 2019
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 15, 2019
Ruta Zandman

/s/ Raanan Zilberman	Director	February 15, 2019
Raanan Zilberman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1968
Philadelphia, Pennsylvania
February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Vishay Intertechnology, Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vishay Intertechnology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 15, 2019

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2018	December 31, 2017
		(recast - see Note 1)
Assets
Current assets:
Cash and cash equivalents	$686,032	$748,032

Short-term investments	78,286	547,136

Accounts receivable, net of allowances for doubtful accounts of $4,269 and $2,008, respectively	397,020	340,027

Inventories:
Finished goods	138,112	127,272
Work in process	190,982	170,319
Raw materials	150,566	132,068
Total inventories	479,660	429,659

Prepaid expenses and other current assets	142,888	130,336
Total current assets	1,783,886	2,195,190

Property and equipment, at cost:
Land	87,622	92,285
Buildings and improvements	619,445	606,168
Machinery and equipment	2,510,001	2,415,769
Construction in progress	125,109	103,058
Allowance for depreciation	(2,373,176)	(2,311,522)
Property and equipment, net	969,001	905,758

Goodwill	147,480	142,742

Other intangible assets, net	65,688	69,754

Other assets	140,143	148,645
Total assets	$3,106,198	$3,462,089

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2018	December 31, 2017
		(recast - see Note 1)
Liabilities and equity
Current liabilities:
Notes payable to banks	$18	$4
Trade accounts payable	218,322	222,373
Payroll and related expenses	141,670	135,702
Other accrued expenses	229,660	154,230
Income taxes	54,436	50,226
Total current liabilities	644,106	562,535

Long-term debt, less current portion	494,509	370,470
U.S. transition tax payable	154,953	151,200
Deferred income taxes	85,471	336,465
Other liabilities	79,489	75,249
Accrued pension and other postretirement costs	260,984	281,701
Total liabilities	1,719,512	1,777,620

Commitments and contingencies

Redeemable convertible debentures	2,016	252,070

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 132,117,715 and 131,874,587 shares outstanding	13,212	13,188
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,097,427 and 12,129,227 shares outstanding	1,210	1,213
Capital in excess of par value	1,436,011	1,752,506
(Accumulated deficit) retained earnings	(61,258)	(362,254)
Accumulated other comprehensive income (loss)	(6,791)	25,714
Total Vishay stockholders' equity	1,382,384	1,430,367
Noncontrolling interests	2,286	2,032
Total equity	1,384,670	1,432,399
Total liabilities, temporary equity, and equity	$3,106,198	$3,462,089

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2018	2017	2016
		(recast - see Note 1)	(recast - see Note 1)

Net revenues	$3,034,689	$2,599,368	$2,317,328
Costs of products sold	2,146,165	1,896,259	1,743,506
Gross profit	888,524	703,109	573,822

Selling, general, and administrative expenses	403,404	367,831	356,006
Restructuring and severance costs	-	11,273	19,199
Impairment of intangible assets	-	-	1,559
Operating income	485,120	324,005	197,058

Other income (expense):
Interest expense	(36,680)	(27,850)	(25,623)
Other components of net periodic pension cost	(13,118)	(12,417)	(16,020)
Other	8,037	1,738	4,716
Gain (loss) on early extinguishment of debt	(26,583)	-	4,597
Loss on disposal of equity affiliate	-	(6,112)	-
U.S. pension settlement charges	-	-	(79,321)
Gain related to Tianjin explosion	-	-	8,809
Total other income (expense)	(68,344)	(44,641)	(102,842)

Income before taxes	416,776	279,364	94,216

Income tax expense	70,239	298,924	44,843

Net earnings (loss)	346,537	(19,560)	49,373

Less: net earnings attributable to noncontrolling interests	779	784	581

Net earnings (loss) attributable to Vishay stockholders	$345,758	$(20,344)	$48,792

Basic earnings (loss) per share attributable to Vishay stockholders:	$2.39	$(0.14)	$0.33

Diluted earnings (loss) per share attributable to Vishay stockholders:	$2.24	$(0.14)	$0.32

Weighted average shares outstanding - basic	144,370	145,633	147,152

Weighted average shares outstanding - diluted	154,622	145,633	150,697

Cash dividends per share	$0.3225	$0.2550	$0.2500

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2018	2017	2016

Net earnings (loss)	$346,537	$(19,560)	$49,373

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	10,750	(4,545)	71,926

Foreign currency translation adjustment	(41,454)	124,220	(35,863)

Unrealized gain (loss) on available-for-sale securities	-	691	612

Other comprehensive income (loss)	(30,704)	120,366	36,675

Comprehensive income	315,833	100,806	86,048

Less: comprehensive income attributable to noncontrolling interests	779	784	581

Comprehensive income attributable to Vishay stockholders	$315,054	$100,022	$85,467

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2018	2017	2016

Operating activities
Net earnings (loss)	$346,537	$(19,560)	$49,373
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	161,863	163,146	159,363
(Gain) loss on disposal of property and equipment	(2,216)	(265)	(4,054)
Accretion of interest on convertible debt instruments	10,769	4,984	4,610
Inventory write-offs for obsolescence	23,872	17,771	22,619
Impairment of intangible assets	-	-	1,559
U.S. pension settlement charges	-	-	79,321
Pensions and other postretirement benefits, net of contributions	(1,549)	(2,425)	(3,282)
Loss on disposal of equity affiliate	-	6,112	-
Loss (gain) on early extinguishment of debt	26,583	-	(4,597)
Deferred income taxes	(55,206)	52,377	(2,519)
Other	21,194	13,044	(1,678)
U.S. transition tax	(14,757)	180,000	-
Repatriation taxes	(156,767)	-	-
Net change in operating assets and liabilities, net of effects of businesses acquired	(101,817)	(46,407)	(4,206)
Net cash provided by operating activities	258,506	368,777	296,509

Investing activities
Capital expenditures	(229,899)	(170,432)	(134,635)
Proceeds from sale of property and equipment	55,561	1,685	5,701
Purchase of businesses, net of cash acquired	(14,880)	-	-
Purchase of short-term investments	(175,403)	(749,600)	(555,250)
Maturity of short-term investments	636,108	887,729	532,601
Other investing activities	(2,058)	(4,189)	2,942
Net cash provided by (used in) investing activities	269,429	(34,807)	(148,641)

Financing activities
Proceeds from long-term borrowings	600,000	-	-
Issuance costs	(15,621)	-	-
Repurchase of convertible debentures	(960,995)	-	-
Principal payments on long-term debt	-	-	(34,044)
Net proceeds (payments) on revolving credit lines	(150,000)	7,000	(47,000)
Common stock repurchases	-	(39,944)	(23,159)
Dividends paid to common stockholders	(42,608)	(33,956)	(33,693)
Dividends paid to Class B common stockholders	(3,901)	(3,093)	(3,032)
Net changes in short-term borrowings	15	1	(723)
Distributions to noncontrolling interests	(525)	(1,140)	(707)
Acquisition of noncontrolling interests	-	(4,100)	-
Proceeds from stock options exercised	-	1,260	356
Cash withholding taxes paid when shares withheld for vested equity awards	(2,297)	(1,971)	(542)
Other financing activities	-	(1,255)	-
Net cash used in financing activities	(575,932)	(77,198)	(142,544)
Effect of exchange rate changes on cash and cash equivalents	(14,003)	19,479	(9,050)

Net increase (decrease) in cash and cash equivalents	(62,000)	276,251	(3,726)

Cash and cash equivalents at beginning of year	748,032	471,781	475,507
Cash and cash equivalents at end of year	$686,032	$748,032	$471,781

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2015	$13,546	$1,213	$2,058,492	$(319,448)	$(131,327)	$1,622,476	$5,567	$1,628,043
Cumulative effect of accounting change for adoption of ASU 2014-09 (see Notes 1 and 2)	-	-	-	2,210	-	2,210	-	2,210
Net earnings	-	-	-	48,792	-	48,792	581	49,373
Other comprehensive income	-	-	-	-	36,675	36,675	-	36,675
Distributions to noncontrolling interests	-	-	-	-	-	-	(707)	(707)
Common stock repurchase (1,752,454 shares)	(175)	-	(22,984)	-	-	(23,159)	-	(23,159)
Temporary equity reclassifications	-	-	(88,659)	-	-	(88,659)	-	(88,659)
Issuance of stock and related tax withholdings for vested restricted stock units (110,825 shares)	11	-	(553)	-	-	(542)	-	(542)
Dividends declared ($0.2500 per share)	-	-	36	(36,761)	-	(36,725)	-	(36,725)
Stock compensation expense	-	-	6,380	-	-	6,380	-	6,380
Stock options exercised (27,619 shares)	3	-	353	-	-	356	-	356
Tax effects of stock plan	-	-	(77)	-	-	(77)	-	(77)
Balance at December 31, 2016 (recast - See Note 1)	$13,385	$1,213	$1,952,988	$(305,207)	$(94,652)	$1,567,727	$5,441	$1,573,168
Cumulative effect of accounting change for adoption of ASU 2016-09	-	-	-	386	-	386	-	386
Net earnings (loss)	-	-	-	(20,344)	-	(20,344)	784	(19,560)
Other comprehensive income	-	-	-	-	120,366	120,366	-	120,366
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,140)	(1,140)
Acquisition of noncontrolling interests	-	-	(1,047)	-	-	(1,047)	(3,053)	(4,100)
Common stock repurchase (2,250,236 shares)	(225)	-	(39,719)	-	-	(39,944)	-	(39,944)
Temporary equity reclassification	-	-	(163,411)	-	-	(163,411)	-	(163,411)
Issuance of stock and related tax withholdings for vested restricted stock units (200,688 shares)	20	-	(1,991)	-	-	(1,971)	-	(1,971)
Dividends declared ($0.2550 per share)	-	-	40	(37,089)	-	(37,049)	-	(37,049)
Stock compensation expense	-	-	4,394	-	-	4,394	-	4,394
Stock options exercised 77,334 shares)	8	-	1,252	-	-	1,260	-	1,260
Balance at December 31, 2017 (recast - see Note 1)	$13,188	$1,213	$1,752,506	$(362,254)	$25,714	$1,430,367	$2,032	$1,432,399
Cumulative effect of accounting change for adoption of ASU 2016-01 (see Notes 1 and 10)	-	-	-	1,801	(1,801)	-	-	-
Net earnings	-	-	-	345,758	-	345,758	779	346,537
Other comprehensive income	-	-	-	-	(30,704)	(30,704)	-	(30,704)
Conversion of Class B shares (31,800 shares)	3	(3)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(525)	(525)
Temporary equity reclassification	-	-	2,330	-	-	2,330	-	2,330
Issuance of stock and related tax withholdings for vested restricted stock units (211,328 shares)	21	-	(2,318)	-	-	(2,297)	-	(2,297)
Dividends declared ($0.3225 per share)	-	-	54	(46,563)	-	(46,509)	-	(46,509)
Stock compensation expense	-	-	4,817	-	-	4,817	-	4,817
Issuance of convertible notes due 2025	-	-	85,262	-	-	85,262	-	85,262
Repurchase of convertible debentures	-	-	(406,640)	-	-	(406,640)	-	(406,640)
Balance at December 31, 2018	$13,212	$1,210	$1,436,011	$(61,258)	$(6,791)	$1,382,384	$2,286	$1,384,670
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

Revenue Recognition

The Company recognizes revenue from contracts with customers in accordance with Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  See Note 2.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $72,885, $67,153, and $66,842, for the years ended December 31, 2018, 2017, and 2016, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2018 and 2017, the Company's short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense was $2,570, $301, and $61 for the years ended December 31, 2018, 2017, and 2016, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2018 was approximately $127,000. Depreciation of capital lease assets is included in total depreciation expense. Depreciation expense was $150,056, $148,883, and $144,521 for the years ended December 31, 2018, 2017, and 2016, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition.  Certain of the Company's tradenames were assigned indefinite useful lives.  Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  The Company's business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes.  See Note 20 for further information on the impairment test performed in 2016.  At December 31, 2018 and 2017, respectively, the Company has no recorded indefinite-lived intangible assets.

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

Available-for-Sale Securities

Short-term investments and other assets reported on the accompanying consolidated balance sheets include time deposits with financial institutions whose original maturity exceeds three months, but less than one year and investments in marketable securities which are classified as available-for-sale. These assets include assets that are held in trust related to the Company's non-qualified pension and deferred compensation plans (see Note 11) and assets that are intended to fund a portion of the Company's other postretirement benefit obligations outside of the U.S.  These assets are reported at fair value, based on quoted market prices as of the end of the reporting period.  Beginning in 2018, unrealized gains and losses are reported, net of their related tax consequences, as Other Income (Expense) on the consolidated statements of operations.  See "Recently Adopted Accounting Guidance" below.  At the time of sale, the assets that are held in trust related to the Company's non-qualified pension and deferred compensation plans, any gains (losses) calculated by the specific identification method are recognized as a reduction (increase) to benefits expense, within selling, general, and administrative expenses.

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments. Additionally, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety, but that include embedded derivative features. The convertible senior debentures due 2040, due 2041, and due 2042 contain embedded derivatives that are recorded at fair value on a recurring basis. At December 31, 2018 and 2017, outstanding derivative instruments were not material.

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

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2018 and 2017 do not include claims against third parties.

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

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2018, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors' and officers' insurance.  The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2018 and $560 accrued for outstanding claims at December 31, 2017.

Certain investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Such amounts are recorded in other noncurrent assets and total $11,046 and $9,438 at December 31, 2018 and 2017, respectively, representing required statutory reserves of the captive insurance entity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

Convertible Debt Instruments

The Company separately accounts for the liability and equity components of convertible debt instruments that may be settled in cash in a manner that reflects the Company's nonconvertible debt borrowing rate. The liability component at issuance is recognized at fair value, based on the fair value of a similar instrument that does not have a conversion feature. A discount is recorded if debt instruments are issued at a coupon rate which is below the rate of a similar instrument that did not have a conversion feature at issuance.  The equity component is based on the excess of the principal amount of the debt instruments over the fair value of the liability component, after adjusting for an allocation of debt issuance costs and the deferred tax impact, and is recorded as capital in excess of par. Debt discounts are amortized as additional non-cash interest expense over the expected life of the debt.

Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842).  The ASU is the result of a project between the FASB and the International Accounting Standards Board to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Upon adoption of the ASU, the Company will recognize lease assets and liabilities for its operating leases which are not currently reported on its consolidated balance sheets.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2019.  The Company will adopt the ASU effective January 1, 2019 and provide comparative disclosures for the years ended December 31, 2017 and 2018 using the existing guidance in ASC Topic 840, Leases.  Based on work performed to date, the Company expects to recognize right of use assets and lease liabilities between $90,000 and $100,000 as of January 1, 2019.  The Company continues to evaluate the effect of the ASU on the sale-leaseback transaction of its former manufacturing facility in Santa Clara, California.  The adoption of the ASU is not expected to have a material impact on the Company's results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2020, with the ability to early adopt for interim and annual periods beginning on or after January 1, 2019.  The Company plans to adopt the ASU effective January 1, 2020.  The Company is currently evaluating the effect of the ASU on its financial assets measured at amortized cost.

Recent Accounting Guidance Adopted

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

Changes in Accounting Policies

Except for the changes described in "Recent Accounting Guidance Adopted" above and in this section below, the Company has consistently applied the accounting policies described in its Note 1 to its audited consolidated financial statements included in its annual report on Form 10-K.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

The retrospective adoption of ASUs 2014-09 and 2017-07 did not impact net earnings (loss) attributed to Vishay stockholders.  See the combined impact of the retrospective adoption for the 2017 fiscal quarters in Note 21 and for the years ended December 31, 2017 and 2016 in the table below:

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

Reclassifications

In addition to the changes due to retrospective adoption of new accounting guidance described above, certain prior year amounts have been reclassified.  Such reclassifications had no effect on reported net earnings (loss) attributable to Vishay stockholders, total assets, stockholders' equity, or the statements of cash flows.

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

The Company's contracts contain two performance obligations: delivery of products and warranty protection.  The Company does not sell separate, enhanced, or extended warranty coverage, but through its customary business practices, the Company has created implied service-type warranties, which are accounted for as separate performance obligations.  Revenue is allocated between these two performance obligations and recognized as the obligations are satisfied.  The allocation of revenue to warranty protection is based on an estimate of expected cost plus margin.  The delivery of products performance obligation is satisfied and product sales revenue is recognized when the customer takes control of the products.  Warranty revenue is deferred and the warranty protection performance obligation is satisfied and revenue is recognized over the warranty period, which is typically less than twenty-four months from sale to end customer.  The warranty deferred revenue liability is recorded within Other Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheets.  The deferred revenue balance associated with the service-type warranty performance obligations and the components that comprise the change in the deferred revenue balance are not significant.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Notes 2 - Revenue Recognition (continued)

Sales returns and allowances accrual activity is shown below:

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$36,680	$34,479	$32,487
Sales allowances	102,026	89,009	86,896
Credits issued	(95,521)	(87,403)	(85,341)
Foreign currency	(522)	595	437
Ending balance	$42,663	$36,680	$34,479

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

See disaggregated revenue information in Note 15.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 - Acquisition and Divestiture Activities

As part of its growth strategy, the Company seeks to expand through targeted acquisitions of other manufacturers of electronic components that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.

Year ended December 31, 2018

On February 8, 2018, the Company acquired substantially all of the assets and liabilities of Ultrasource, Inc. ("UltraSource"), a U.S.-based, privately-held thin film circuit and thin film interconnect manufacturer, for $13,596.  Based on an estimate of their fair values, the Company allocated $6,500 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $4,227 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since February 8, 2018.  The inclusion of this acquisition did not have a material impact on the Company's consolidated results for the year ended December 31, 2018.  The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.

On June 11, 2018, the Company acquired EuroPower Holdings Ltd. ("EuroPower") for $2,939, net of cash acquired.  EuroPower is a distributor of electronic components in the United Kingdom.  The inclusion of this business did not have a material impact on the Company's consolidated results for the year ended December 31, 2018.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $1,068 related to this acquisition. The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.

Prior years

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

Subsequent Events

On January 3, 2019, the Company acquired substantially all of the assets of Bi-Metallix, Inc. ("Bi-Metallix"), a U.S.-based, privately-held provider of electron beam continuous strip welding services for $12,000, subject to customary post-closing adjustments.  The Company was a major customer of Bi-Metallix, and the acquired business will be vertically integrated into the Company's Resistors & Inductors segment.

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

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated statements of operations:

	Years ended December 31,
	2017	2016
MOSFETs Enhanced Competitiveness Program	$3,204	$9,744
Global Cost Reduction Programs	8,069	9,918
Modules Production Transfer	-	(463)
Total	$11,273	$19,199

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2013	$2,328
Cash paid	(267)
Balance at December 31, 2013	$2,061
Expense recorded in 2014	6,025
Cash paid	(856)
Balance at December 31, 2014	$7,230
Expense recorded in 2015	5,367
Cash paid	(426)
Foreign currency translation	1
Balance at December 31, 2015	$12,172
Expense recorded in 2016	9,744
Cash paid	(15,686)
Foreign currency translation	2
Balance at December 31, 2016	$6,232
Expense recorded in 2017	3,204
Cash paid	(7,173)
Balance at December 31, 2017	$2,263
Cash paid	(2,055)
Balance at December 31, 2018	$208

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Restructuring and Related Activities (continued)

Severance benefits are generally paid in a lump sum at cessation of employment. Other exit costs of $958 and $5,763 are included in the expenses incurred in 2017 and 2016, respectively, in the table above.  The entire amount of the liability is considered current and is included in other accrued expenses on the accompanying consolidated balance sheets.

Sale of Vacated Property

On December 20, 2018, the Company entered into a transaction to sell the site of its former manufacturing facility in Santa Clara, California to a third-party buyer.  On December 20, 2018, the Company received sale proceeds of $45,500 and concurrently leased-back the property under a short-term arrangement, to raze the buildings on the property.

Due to the short-term lease-back, obligation to raze the buildings, and other factors, the transaction is not considered a completed sale under U.S. GAAP.  The cash received is included in other accrued expenses on the accompanying consolidated balance sheet, and included in proceeds from sale of property and equipment on the accompanying consolidated statement of cash flows.  The short-term lease-back will expire on the earlier of 15 days after the completion of demolition or June 30, 2019.

The Company continues to evaluate the effect of ASU No. 2016-02 on the transaction.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Restructuring and Related Activities (continued)

Global Cost Reduction Programs

The global cost reduction programs announced in 2015 included a plan to reduce selling, general, and administrative costs company-wide, and targeted streamlining and consolidation of production for certain product lines within its Capacitors and Resistors & Inductors segments.  These programs were substantially completed as of December 31, 2017.

The following table summarizes the activity to date related to this program:

Expense recorded in 2015	$13,753
Cash paid	(986)
Foreign currency translation	(150)
Balance at December 31, 2015	$12,617
Expense recorded in 2016	9,918
Cash paid	(16,237)
Foreign currency translation	(34)
Balance at December 31, 2016	$6,264
Expense recorded in 2017	8,069
Cash paid	(7,168)
Foreign currency translation	500
Balance at December 31, 2017	$7,665
Cash paid	(3,903)
Foreign currency translation	(117)
Balance at December 31, 2018	$3,645

The following table summarizes the expense recognized by segment related to this program:

	Years ended December 31,
	2017	2016
Diodes	$428	$788
Optoelectronic Components	437	936
Resistors & Inductors	4,981	5,173
Capacitors	434	687
Unallocated Selling, General, and Administrative Expenses	1,789	2,334
Total	$8,069	$9,918

Severance benefits are generally paid in a lump sum at cessation of employment.  Other exit costs of $577 are included in the expenses incurred in 2017 in the tables above.  The current portion of the liability is $2,330 and is included in other accrued expenses on the accompanying consolidated balance sheet.  The non-current portion of the liability is included in other liabilities on the accompanying consolidated balance sheet.

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

As permitted by SAB No. 118, the tax expense recorded in the fourth fiscal quarter of 2017 due to the enactment of the TCJA was considered "provisional," based on reasonable estimates.  As further described below, after additional analysis was completed in 2018, the Company identified additional amounts available to be repatriated to the U.S. and additional information regarding the foreign taxes payable and recorded additional provisional tax expense to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdiction.  The Company collected and analyzed detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA, including under regulatory guidance issued in 2018, throughout the measurement period.  As of December 31, 2018, the measurement period has ended and the tax expense is no longer considered provisional.

The amount of net tax expense recorded provisionally by the Company in the fourth fiscal quarter of 2017 and adjustments recorded during the measurement period in 2018 that are directly and indirectly related to the TCJA are summarized as follows:

		Years ended December 31,
	Total	2018	2017
Remeasurement of net deferred tax liabilities	$(76,027)	$(1,211)	$(74,816)
Transition tax on unremitted foreign earnings	222,983	7,425	215,558
Incremental foreign taxes on assumed repatriation	232,282	19,282	213,000
Reversal of deferred taxes due to cancellation of 2015 repatriation plan	(118,887)	-	(118,887)
Total tax expense related to the enactment of the TCJA	$260,351	$25,496	$234,855

As a result of the TCJA, the Company recognized a tax benefit of $76,027 to remeasure its net deferred tax liabilities at the lower, 21% rate.

The TCJA transitioned the U.S. from a worldwide tax system to a territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposed a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, the Company recognized provisional tax expense of $215,558 in 2017, and provisionally expected to pay $180,000, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.  As a result of additional analysis completed during the measurement period, the Company accrued additional tax expense of $7,425 in 2018 and now expects to pay $184,467.  The first installment of $14,757 was paid in 2018.  These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes.

Due to the changes in taxation of dividends received from foreign subsidiaries, and also because of the need to finance the payment of the transition tax, the Company made the determination during the fourth fiscal quarter of 2017 that certain unremitted foreign earnings in Israel, Germany, Austria, and France are no longer permanently reinvested, and  recorded provisional tax expense of $213,000 to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions assuming the repatriation to the United States of these approximately $1,100,000 of available foreign earnings.  As a result of additional analysis completed during the measurement period, the Company adjusted the amount of foreign unremitted earnings available from Israel, Germany, Austria, and France to approximately $1,200,000, identified additional information regarding foreign taxes payable, and accrued additional tax expense of $19,282.

The Company repatriated approximately $724,000 to the United States, and paid withholding and foreign taxes of $156,767 in 2018.  Substantially all of the amounts repatriated were used to reduce the outstanding balance of the credit facility (see Note 6), to repay certain intercompany indebtedness, and to fund the repurchase of convertible senior debentures in the fourth fiscal quarter of 2018 (see Note 6).

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

During the fourth fiscal quarter of 2015, the Company recognized income tax, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300,000 of foreign earnings.  This tax expense was recognized in 2015 following an evaluation of the Company's anticipated domestic cash needs over the next several years and the Company's most efficient use of liquidity, and with consideration of the amount of cash that could be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  The Company repatriated $38,000 and $46,000 pursuant to this program in 2017 and 2016, respectively.  Prior to the enactment of the TCJA, the related deferred tax liability for the 2015 repatriation plan was $118,887.  The Company terminated the 2015 cash repatriation plan and recorded a provisional income tax benefit to reverse this deferred tax liability, which was replaced by the liability for the transition tax and foreign income and withholding taxes described above.

The deferred tax liability related to these unremitted foreign earnings is based on the available sources of cash, applicable tax rates, foreign currency exchange rates, and other factors and circumstances, as of each balance sheet date.  Changes in these underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense.

Certain provisions of the TCJA had a significant impact on the Company's effective tax rate for the year ended December 31, 2018, and are expected to have a significant impact in future periods.  Because the various provisions of the TCJA are interrelated, and because of changes in the Company's operations and changes in the capital structure in response to the TCJA, the impact of any specific provision of the TCJA cannot be isolated.  The Company recognized a significant amount of GILTI income in 2018, but was able to utilize related foreign tax credits to reduce the impact on the effective tax rate.  The Company has elected to account for GILTI tax in the period in which it is incurred and, therefore, does not provide any deferred taxes in the consolidated financial statements at December 31, 2018 or 2017.  The inclusion of significant GILTI income was a contributing factor in allowing the Company to avoid a limitation on the deductibility of its U.S. interest expense in 2018.  The Company was not subject to the BEAT minimum tax in 2018, but BEAT could increase the Company's future tax by disallowing certain otherwise deductible payments from the U.S. to non-U.S. subsidiaries and imposing a minimum tax if greater than the regular tax.

The Company's repurchase of outstanding convertible debentures in 2018 (see Note 6) reduced the Company's 2018 tax rate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Income (loss) from continuing operations before taxes and noncontrolling interests consists of the following components:

	Years ended December 31,
	2018	2017	2016

Domestic	$(39,861)	$(40,171)	$(135,953)
Foreign	456,637	319,535	230,169
	$416,776	$279,364	$94,216

Significant components of income taxes are as follows:

	Years ended December 31,
	2018	2017	2016

Current:
Federal	$18,756	$180,873	$358
State and local	209	108	5
Foreign	263,247	65,566	46,999
	282,212	246,547	47,362
Deferred:
Federal	(58,386)	(101,896)	6,163
State and local	(3,117)	1,538	(3,039)
Foreign	(150,470)	152,735	(5,643)
	(211,973)	52,377	(2,519)
Total income tax expense	$70,239	$298,924	$44,843

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017

Deferred tax assets:
Pension and other retiree obligations	$43,238	$43,536
Inventories	9,795	9,658
Property and equipment	5,888	3,798
Net operating loss carryforwards	128,177	136,599
Tax credit carryforwards	72,708	13,328
Other accruals and reserves	19,645	22,930
Total gross deferred tax assets	279,451	229,849
Less valuation allowance	(200,809)	(149,070)
	78,642	80,779
Deferred tax liabilities:
Earnings not permanently reinvested	(65,537)	(213,000)
Convertible debentures	(32,488)	(135,576)
Other - net	(7,370)	(6,125)
Total gross deferred tax liabilities	(105,395)	(354,701)

Net deferred tax assets (liabilities)	$(26,753)	$(273,922)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses and tax credits). The carrying value of deferred tax assets is based on the Company's assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.  During the year-ended December 31, 2018, the Company generated an excess U.S. foreign tax credit of $57,900.  Because the Company does not anticipate sufficient U.S. foreign source income during the carryforward period, the Company has not recognized the benefit of the carryforward as of December 31, 2018.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2018	2017	2016

Tax at statutory rate	$87,523	$97,777	$32,976
State income taxes, net of U.S. federal tax benefit	(2,298)	1,070	(1,972)
Effect of foreign operations	5,736	(54,807)	(26,551)
Tax on earnings not permanently reinvested	9,304	88,311	(3,553)
Unrecognized tax benefits	2,669	5,887	(8,453)
Repurchase of senior convertible debentures	(52,312)	-	-
TCJA - remeasurement of net deferred tax liabilities	(1,211)	(74,816)	-
TCJA - transition tax on unremitted foreign earnings	7,425	215,558	-
Foreign income taxable in the U.S.	15,055	20,436	18,442
Termination of U.S. pension	-	-	34,853
Other	(1,652)	(492)	(899)
Total income tax expense	$70,239	$298,924	$44,843

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Income tax expense for the years ended December 31, 2018, 2017, and 2016 includes certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $39,428 (tax benefit), $230,618, and $22,596 in 2018, 2017, and 2016, respectively.

For the year ended December 31, 2018, the discrete items include $25,496 related to the enactment of the TCJA, as previously described, a tax benefit of $54,877 resulting from the early extinguishment of convertible senior debentures, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures, and $10,047 (tax benefit) for the periodic remeasurement of the deferred tax liability recorded for the foreign taxes associated with the cash repatriation program described above.

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

At December 31, 2018, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires

Austria	$15,763	No expiration
Belgium	162,787	No expiration
Brazil	11,774	No expiration
Israel	10,707	No expiration
Japan	5,052	2020 - 2026
Netherlands	12,216	2019 - 2026
The Republic of China (Taiwan)	18,833	2024 - 2028

California	53,377	2026 - 2038
Pennsylvania	688,932	2019 - 2038

At December 31, 2018, the Company had the following significant tax credit carryforwards available:

		Expires

U.S. Foreign Tax Credit	$57,852	2028
California Research Credit	14,856	No expiration

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Net income taxes paid were $248,958, $76,900, and $58,788 for the years ended December 31, 2018, 2017, and 2016, respectively.  Net income taxes paid for the year ended December 31, 2018 includes $156,767 for repatriation activity and $14,757 for the TCJA transition tax.

See Note 19 for a discussion of the tax-related uncertainties for the pre-spin-off period of Vishay Precision Group, Inc. ("VPG"), which was spun off on July 6, 2010.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2018	2017	2016

Balance at beginning of year	$17,056	$16,805	$23,527
Addition based on tax positions related to the current year	4,332	3,911	1,553
Addition based on tax positions related to prior years	2,066	1,837	1,047
Currency translation adjustments	(984)	915	(96)
Reduction based on tax positions related to prior years	-	(1,473)	-
Reduction for settlements	(1,229)	(4,077)	(1,210)
Reduction for lapses of statute of limitation	-	(862)	(8,016)
Balance at end of year	$21,241	$17,056	$16,805

All of the unrecognized tax benefits of $21,241 and $17,056, as of December 31, 2018 and 2017, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2018 and 2017, the Company had accrued interest and penalties related to the unrecognized tax benefits of $2,887 and $2,845, respectively. During the years ended December 31, 2018, 2017, and 2016, the Company recognized $1,470, $2,479, and $542, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple states and foreign jurisdictions.  The Company's U.S. federal tax returns are open to examination for all years after 2012.  During the years ended December 31, 2018, 2017,  and 2016, certain tax examinations were concluded and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  The tax returns of significant non-U.S. subsidiaries which are currently under examination include India (2004 through 2014), Italy (2012 through 2016), Germany (2013 through 2016), Israel (2016), and Taiwan (2016).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $818 to $5,713.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2018	December 31, 2017

Credit facility	$-	$150,000
Convertible senior notes, due 2025	495,203	-
Convertible senior debentures, due 2040	539	110,412
Convertible senior debentures, due 2041	12,812	56,641
Convertible senior debentures, due 2042	923	62,518
Deferred financing costs	(14,968)	(9,101)
	494,509	370,470
Less current portion	-	-
	$494,509	$370,470

Credit Facility

The Company maintains a credit facility with a consortium of banks led by JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Facility").  The Credit Facility, as amended and restated, provides an aggregate commitment of $640,000 of revolving loans available until December 10, 2020, and also provides for the ability of Vishay to request up to $50,000 of incremental revolving commitments, subject to the satisfaction of certain conditions.

Borrowings under the Credit Facility bear interest at LIBOR plus an interest margin. The applicable interest margin is based on Vishay's leverage ratio.  Based on Vishay's current leverage ratio, borrowings bear interest at LIBOR plus 1.50%.  Vishay also pays a fee, also based on its leverage ratio, on undrawn amounts.   The undrawn commitment fee, based on Vishay's current leverage ratio, is 0.30% per annum.

The Credit Facility allows an unlimited amount of defined "Restricted Payments," which include cash dividends and share repurchases, provided the Company's pro forma leverage ratio is less than 2.25 to 1.  If the Company's leverage ratio is greater than 2.25 to 1, the Credit Facility allows such payments up to $75,000 per annum (subject to a cap of $225,000 for the term of the facility).

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

At December 31, 2018 and 2017, there was $636,211 and $486,211, respectively, available under the Credit Facility. Letters of credit totaling $3,789 were outstanding at both December 31, 2018 and 2017.

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

The carrying values of the liability and equity components of the convertible notes are reflected in the Company's consolidated balance sheets as follows:

	Principal amount of the notes	Unamortized discount	Carrying value of liability component	Equity component (including temporary equity) - net carrying value

December 31, 2018	$600,000	(104,797)	$495,203	$85,262

Interest is payable on the convertible notes due 2025 semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2018, at a rate of 2.25% per annum; however, the remaining debt discount is being amortized as additional non-cash interest expense using an effective annual interest rate of 5.50% based on the Company's estimated nonconvertible debt borrowing rate.

Interest expense for the year ended December 31, 2018 related to the convertible notes due 2025 is reflected on the consolidated statement of operations as follows:

Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Total interest expense related to the notes

$7,463	7,240	1,059	$15,762

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

The Company used substantially all of the net proceeds of the June 2018 issuance of convertible senior notes due 2025 to repurchase $220,000 and $69,060 principal amounts of convertible senior debentures due 2040 and due 2042, respectively.  The net carrying value of the debentures repurchased were $89,276 and $29,037, respectively.  In accordance with the authoritative accounting guidance for convertible debentures, the aggregate repurchase payment of $584,991 was allocated between the liability ($133,647) and equity (including temporary equity, $451,344) components of the convertible debentures, using the Company's nonconvertible debt borrowing rate at the time of the repurchases.  As a result, the Company recognized a loss on extinguishment of convertible debentures of $17,309, including the write-off of a portion of unamortized debt issuance costs.

The Company used a substantial portion of the cash repatriated to the United States in the third fiscal quarter of 2018 (see Note 5) to repurchase $53,690, $116,922, and $78,772 principal amounts of convertible senior debentures due 2040, due 2041, and due 2042, respectively.  The net carrying value of the debentures repurchased were $22,018, $45,157, and $33,466, respectively.  In accordance with the authoritative accounting guidance for convertible debentures, the aggregate repurchase payment of $376,004 was allocated between the liability ($108,059) and equity (including temporary equity, $267,945) components of the convertible debentures, using the Company's nonconvertible debt borrowing rate at the time of the repurchases.  As a result, the Company recognized a loss on extinguishment of convertible debentures of $9,274, including the write-off of a portion of unamortized debt issuance costs.

The quarterly cash dividend program of the Company results in adjustments to the conversion rate and effective conversion price for each issuance of the Company's convertible senior debentures effective as of the ex-dividend date of each cash dividend.

The following table summarizes some key facts and terms regarding the three series of outstanding convertible senior debentures following the adjustment made to the conversion rate of the debentures on the ex-dividend date of the December 20, 2018 dividend payment:

	Due 2040	Due 2041	Due 2042

Issuance date	November 9, 2010	May 13, 2011	May 31, 2012
Maturity date	November 15, 2040	May 15, 2041	June 1, 2042
Principal amount	$1,310	$33,078	$2,168
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	8.00%	8.375%	7.50%
Conversion rate effective December 5, 2018 (per $1 principal amount)	78.3806	57.1981	92.1569
Effective conversion price effective December 5, 2018 (per share)	$12.76	$17.48	$10.85
130% of the conversion price (per share)	$16.59	$22.72	$14.11
Call date	November 20, 2020	May 20, 2021	June 7, 2022

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

The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the December 31, 2018 evaluation, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the December 31, 2018 evaluation, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods.  The debentures due 2040 and due 2042 will remain convertible until December 31, 2018, at which time the conversion criteria will be reevaluated.  At the direction of its Board of Directors, the Company intends, upon future conversion of any of the convertible senior debentures, to repay the principal amounts of the convertible senior debentures in cash and settle any additional amounts in shares of Vishay common stock. The excess of the amount that the Company would pay to the holders of the debentures due 2040 and due 2042 upon conversion over the carrying value of the liability component of the debentures currently convertible has been reclassified as temporary equity on the consolidated financial statements. The Company intends to finance the principal amount of any converted debentures using borrowings under its credit facility. Accordingly, the debt component of the convertible debentures due 2040 and due 2042 continues to be classified as a non-current liability on the consolidated balance sheets.

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

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company's accompanying consolidated balance sheets as follows:

	Principal amount of the debentures	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component (including temporary equity) - net carrying value

December 31, 2018
Due 2040	$1,310	(772)	1	$539	$528
Due 2041	$33,078	(20,333)	67	$12,812	$13,725
Due 2042	$2,168	(1,247)	2	$923	$839
Total	$36,556	$(22,352)	$70	$14,274	$15,092

December 31, 2017
Due 2040	$275,000	(164,794)	206	$110,412	$110,094
Due 2041	$150,000	(93,573)	214	$56,641	$62,246
Due 2042	$150,000	(87,600)	118	$62,518	$57,874
Total	$575,000	$(345,967)	$538	$229,571	$230,214

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

Interest expense related to the debentures is reflected on the accompanying consolidated statements of operations for the years ended December 31:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures

2018
Due 2040	$3,150	1,340	45	81	$4,616
Due 2041	$3,156	1,285	45	43	$4,529
Due 2042	$2,321	904	36	4	$3,265
Total	$8,627	$3,529	$126	$128	$12,410

2017
Due 2040	$6,188	2,479	88	(187)	$8,568
Due 2041	$3,375	1,270	47	(71)	$4,621
Due 2042	$3,375	1,235	54	(58)	$4,606
Total	$12,938	$4,984	$189	$(316)	$17,795

2016
Due 2040	$6,188	2,292	88	(183)	$8,385
Due 2041	$3,375	1,171	47	(153)	$4,440
Due 2042	$3,375	1,147	54	(126)	$4,450
Total	$12,938	$4,610	$189	$(462)	$17,275

Exchangeable Unsecured Notes, due 2102

In 2016, the Company acquired from holders the remaining $38,642 principal amount of the Company's floating rate exchangeable unsecured notes due 2102 in two separate transactions.  The aggregate purchase price for the privately negotiated transactions was $34,045.  Vishay recognized gains on early extinguishment of debt of $4,597 presented as a separate line item in the accompanying consolidated statement of operations for the year ended December 31, 2016.  There are no exchangeable unsecured notes outstanding.

Other Borrowings Information
Aggregate annual maturities of long-term debt, based on the terms stated in the respective agreements, are as follows:
2019	$-
2020	-
2021	-
2022	-
2023	-
Thereafter	636,556

The annual maturities of long-term debt are based on the amount required to settle the obligation. Accordingly, the discounts associated with the convertible debt instruments are excluded from the calculation of the annual maturities of long-term debt in the table above.

At December 31, 2018, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $7,000, with substantially no amounts borrowed. At December 31, 2017, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $15,000, with substantially no amounts borrowed.

Interest paid was $23,859, $21,216, and $19,316 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

In 2014, the Company's Board of Directors approved the initiation of a quarterly cash dividend program. Cash dividends were paid quarterly in 2018 and 2017 as follows:

Record date	Payment date	Amount (per share)	Record date	Payment date	Amount (per share)
March 14, 2018	March 29, 2018	$0.0675	March 14, 2017	March 29, 2017	$0.0625
June 13, 2018	June 28, 2018	$0.0850	June 15, 2017	June 29, 2017	$0.0625
September 14, 2018	September 27, 2018	$0.0850	September 15, 2017	September 28, 2017	$0.0625
December 6, 2018	December 20, 2018	$0.0850	December 7, 2017	December 21, 2017	$0.0675

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

At December 31, 2018, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding	904,000
Phantom stock units outstanding	170,000
2007 Stock Incentive Program - available to grant	2,894,000
Convertible senior debentures, due 2040*	115,513
Convertible senior debentures, due 2041*	2,128,497
Convertible senior debentures, due 2042*	227,268
Convertible senior notes, due 2025*	24,291,480
Conversion of Class B common stock	12,097,427
42,828,185
___________________
*At December 31, 2018, the convertible senior debentures due 2040, due 2041, and due 2042 are convertible into 102,679, 1,891,999, and 199,796 shares, respectively, of Vishay common stock.  The convertible senior notes due 2025 are convertible into 19,052,160 shares of Vishay common stock.  The Company has reserved adequate shares to ensure it could issue the maximum amount of shares to be delivered upon a make-whole fundamental change as defined in the indentures governing the convertible debt instruments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Other Income (Expense)

The caption "Other" on the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2018	2017	2016

Foreign exchange gain (loss)	$(1,991)	$(4,536)	$292
Interest income	11,940	6,482	4,264
Investment income (expense)†	(1,646)	-	-
Other	(266)	(208)	160
	$8,037	$1,738	$4,716

† Recognized in "Other" subsequent to the prospective adoption of ASU 2016-01.  Previously recorded in accumulated other comprehensive income until realized.  See Note 1.

In 2018, we issued $600 million principal amount of 2.25% senior convertible notes due 2025 to qualified institutional investors.  We used the net proceeds from this offering and cash repatriated to the United States (see Note 5) to repurchase $273,690, $116,922, and $147,832 principal amounts of convertible senior debentures due 2040, due 2041, and 2042, respectively, for $960,995.  We recognized a $26,583 loss on early extinguishment of the repurchased convertible debentures in 2018.

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

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2018	2017**

Sales returns and allowances	$42,663	$36,680
Goods received, not yet invoiced	39,713	39,221
Accrued restructuring	2,538	7,352
Deferred proceeds - property sale (see Note 4)	45,500	-
Other	99,246	70,977
	$229,660	$154,230

**Recast for the retrospective adoption of ASU 2017-07.  See Note 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post-retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total

Balance at January 1, 2016	$(136,422)	$4,597	$498	$(131,327)
Other comprehensive income before reclassifications	(32,398)	(35,863)	941	$(67,320)
Tax effect	9,815	-	(329)	$9,486
Other comprehensive income before reclassifications, net of tax	(22,583)	(35,863)	612	$(57,834)
Amounts reclassified out of AOCI	91,014	-	-	$91,014
Tax effect	3,495	-	-	$3,495
Amounts reclassified out of AOCI, net of tax	94,509	-	-	$94,509
Net comprehensive income (loss)	$71,926	$(35,863)	$612	$36,675
Balance at December 31, 2016	$(64,496)	$(31,266)	$1,110	$(94,652)
Other comprehensive income before reclassifications	(15,671)	124,220	1,881	$110,430
Tax effect	4,373	-	(659)	$3,714
Other comprehensive income before reclassifications, net of tax	(11,298)	124,220	1,222	$114,144
Amounts reclassified out of AOCI	9,147	-	(817)	$8,330
Tax effect	(2,394)	-	286	$(2,108)
Amounts reclassified out of AOCI, net of tax	6,753	-	(531)	$6,222
Net comprehensive income (loss)	$(4,545)	$124,220	$691	$120,366
Balance at December 31, 2017	$(69,041)	$92,954	$1,801	$25,714
Cumulative effect of accounting for adoption of ASU 2016-01	-	-	(1,801)	(1,801)
Other comprehensive income before reclassifications	5,617	(41,454)	-	$(35,837)
Tax effect	(1,032)	-	-	$(1,032)
Other comprehensive income before reclassifications, net of tax	4,585	(41,454)	-	$(36,869)
Amounts reclassified out of AOCI	8,343	-	-	$8,343
Tax effect	(2,178)	-	-	$(2,178)
Amounts reclassified out of AOCI, net of tax	6,165	-	-	$6,165
Net comprehensive income (loss)	$10,750	$(41,454)	$-	$(30,704)
Balance at December 31, 2018	$(58,291)	$51,500	$-	$(6,791)

The Company recognized a cumulative-effect adjustment to retained earnings (accumulated deficit) of $1,801 for the cumulative change in fair value of available-for-sale equity investments previously recognized in other comprehensive income due to the adoption of ASU 2016-01.  See Note 1 for further information.

The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company's rabbi trust used to fund a deferred compensation plan was $817 and $0 for the years ended December 31, 2017 and 2016, respectively.  These reclassifications are recorded as a component of compensation expense within Selling, General, and Administrative expenses on the accompanying consolidated statements of operations.  The pre-tax amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of available-for-sale securities was $0 for the years ended December 31, 2017 and 2016.  These reclassifications are recorded as a component of Other Income on the accompanying consolidated statements of operations.  The tax effect of the reclassifications of unrealized gains (losses) on available-for-sale securities is recorded as a component of Income Tax Expense on the accompanying consolidated statements of operations.

Reclassifications of pension and other post-retirement actuarial items out of AOCI, including the recognition of the settlement charge for the termination of the Vishay Retirement Plan in 2016,  are included in the computation of net periodic benefit cost (see Note 11).  Historically, valuation allowances were recorded against the deferred taxes associated with certain unrecognized pension and other postretirement actuarial items.  Changes in estimates related to these valuation allowances are recorded in the statement of operations and do not affect accumulated other comprehensive income until the underlying pension or other postretirement benefit plan is extinguished.  As a result of the termination and settlement of the Vishay Retirement Plan, the Company recorded $34,853 of additional income tax expense and the related reclassification adjustment in 2016 within accumulated other comprehensive income related to changes in estimates recorded in 2010.

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

The following table summarizes amounts recorded on the accompanying consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2018	2017

Included in "Other assets":
Non-U.S. pension plans	$356	$347
Total included in other assets	$356	$347
Included in "Payroll and related expenses":
U.S. pension plans	$(35)	$(37)
Non-U.S. pension plans	(7,228)	(7,308)
U.S. other postretirement plans	(703)	(705)
Non-U.S. other postretirement plans	(181)	(453)
Total included in payroll and related expenses	$(8,147)	$(8,503)
Accrued pension and other postretirement costs:
U.S. pension plans	$(38,134)	$(39,880)
Non-U.S. pension plans	(194,266)	(213,596)
U.S. other postretirement plans	(6,291)	(6,928)
Non-U.S. other postretirement plans	(7,772)	(7,445)
Other retirement obligations	(14,521)	(13,852)
Total accrued pension and other postretirement costs	$(260,984)	$(281,701)
Accumulated other comprehensive loss:
U.S. pension plans	$5,501	$7,731
Non-U.S. pension plans	76,698	88,398
U.S. other postretirement plans	(1,257)	(1,101)
Non-U.S. other postretirement plans	2,044	1,916
Total accumulated other comprehensive loss*	$82,986	$96,944

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

The Society of Actuaries Retirement Plans Experience Committee issued updated mortality improvement scales in 2018 and 2017, which did not have a material effect on the Company's projected benefit obligations or future net periodic pension cost.

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

A final reconciliation of participant data subject to the settlement annuity contract was completed during 2017.  The final annuity pricing adjustment and related items did not have a material impact on the Company's financial results.

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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the non-qualified pension plan were $22,409 and $24,505 at December 31, 2018 and 2017, respectively.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer.  Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse.  The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to this non-qualified pension plan were $1,199 and $1,789 at December 31, 2018 and 2017, respectively.

Non-U.S. Pension Plans

The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices.  Pension benefits earned are generally based on years of service and compensation during active employment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2018		December 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$39,917	$291,162	$38,914	$266,427
Service cost	-	3,822	-	3,725
Interest cost	1,484	4,793	1,643	4,866
Plan amendments	-	125	-	686
Actuarial (gains) losses	(1,431)	(1,311)	1,149	3,019
Benefits paid	(1,801)	(14,397)	(1,789)	(17,921)
Currency translation	-	(12,236)	-	30,360
Benefit obligation at end of year	$38,169	$271,958	$39,917	$291,162

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$70,605	$-	66,090
Actual return on plan assets	-	1,412	-	1,608
Company contributions	1,801	16,105	1,789	16,120
Benefits paid	(1,801)	(14,397)	(1,789)	(17,921)
Currency translation	-	(2,905)	-	4,708
Fair value of plan assets at end of year	$-	$70,820	$-	$70,605

Funded status at end of year	$(38,169)	$(201,138)	$(39,917)	$(220,557)

The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized on the accompanying consolidated balance sheets consist of the following:

	December 31, 2018		December 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$-	$356	$-	$347
Accrued benefit liability - current	(35)	(7,228)	(37)	(7,308)
Accrued benefit liability - non-current	(38,134)	(194,266)	(39,880)	(213,596)
Accumulated other comprehensive loss	5,501	76,698	7,731	88,398
	$(32,668)	$(124,440)	$(32,186)	$(132,159)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2018		December 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss	$4,717	$76,254	$6,804	$87,896
Unamortized prior service cost	784	444	927	502
	$5,501	$76,698	$7,731	$88,398

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2018		December 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$38,169	$258,244	$39,917	$270,914

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$38,169	$247,066	$39,917	$277,615
Accumulated benefit obligation	38,169	235,167	39,917	262,779
Fair value of plan assets	-	45,818	-	57,727

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2018		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost net of employee contributions	$-	$3,822	$-	$3,725	$-	$3,291
Interest cost	1,484	4,793	1,643	4,866	11,788	5,475
Expected return on plan assets	-	(1,889)	-	(2,072)	(11,302)	(2,117)
Amortization of actuarial losses	656	6,196	587	6,179	6,513	4,733
Amortization of prior service cost (credit)	144	318	144	150	144	261
Curtailment and settlement losses	-	1,111	-	1,360	79,321	841
Net periodic pension cost	$2,284	$14,351	$2,374	$14,208	$86,464	$12,484

Net periodic benefit cost in 2018 and 2017 was significantly impacted by the termination and settlement of the Company's qualified U.S. pension plan in December 2016.  The settlement resulted in the immediate recognition of previously unrecognized actuarial items related to the plan in 2016 that were recorded in accumulated other comprehensive income and were being amortized into net periodic pension cost.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2018, 2017, and 2016.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2019 is $6,300.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.50%	1.96%	3.75%	1.80%
Rate of compensation increase	0.00%	2.17%	0.00%	2.10%

The following weighted average assumptions were used to determine the net periodic pension costs:

	Years ended December 31,
	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.75%	1.80%	4.25%	1.76%
Rate of compensation increase	0.00%	2.10%	0.00%	2.12%
Expected return on plan assets	0.00%	2.95%	0.00%	2.90%

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

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2019	$1,859	$18,612
2020	1,829	15,113
2021	8,364	15,319
2022	3,153	17,300
2023	3,159	16,327
2024-2028	17,122	81,505

The Company's anticipated 2019 contributions for defined benefit pension plans will approximate the expected benefit payments disclosed above.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2018		December 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$7,633	$7,898	$7,647	$6,625
Service cost	137	288	131	273
Interest cost	273	114	311	103
Actuarial (gains) losses	(344)	327	257	312
Benefits paid	(705)	(303)	(713)	(349)
Currency translation	-	(371)	-	934
Benefit obligation at end of year	$6,994	$7,953	$7,633	$7,898

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(6,994)	$(7,953)	$(7,633)	$(7,898)

Amounts recognized on the accompanying consolidated balance sheets consist of the following:

	December 31, 2018		December 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(703)	$(181)	$(705)	$(453)
Accrued benefit liability - non-current	(6,291)	(7,772)	(6,928)	(7,445)
Accumulated other comprehensive income	(1,257)	2,044	(1,101)	1,916
	$(8,251)	$(5,909)	$(8,734)	$(5,982)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Actuarial items consist of the following:

	December 31, 2018		December 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$(1,257)	$2,044	$(953)	$1,916
Unamortized prior service (credit) cost	-	-	(148)	-
	$(1,257)	$2,044	$(1,101)	$1,916

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2018		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$137	$288	$131	$273	$126	$268
Interest cost	273	114	311	103	340	143
Amortization of actuarial (gains) losses	(39)	105	(93)	76	(30)	68
Amortization of prior service credit	(148)	-	(837)	-	(837)	-
Net periodic benefit cost (benefit)	$223	$507	$(488)	$452	$(401)	$479

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2019 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	4.50%	1.60%	3.75%	1.50%
Rate of compensation increase	0.00%	3.18%	0.00%	2.88%

The following weighted average assumptions were used to determine the net periodic benefit costs:

	Years ended December 31,
	2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	3.75%	1.50%	4.25%	1.50%
Rate of compensation increase	0.00%	2.88%	0.00%	2.58%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2019	$703	$181
2020	671	387
2021	661	337
2022	633	776
2023	294	281
2024-2028	2,244	3,183

As the plans are unfunded, the Company's anticipated contributions for 2019 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2018 and 2017, the accompanying consolidated balance sheets include $14,521 and $13,852, respectively, within accrued pension and other postretirement costs related to these plans.

The Company's U.S. employees are eligible to participate in a 401(k) savings plan, which provides for Company matching contributions.  The Company's matching expense for the plans was $6,353, $5,843, and $5,039 for the years ended December 31, 2018, 2017, and 2016, respectively.  No material amounts are included in the accompanying consolidated balance sheets at December 31, 2018 and 2017 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan.  During the years ended December 31, 2018, 2017, and 2016, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods.  The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a "rabbi" trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the deferred compensation plan at December 31, 2018 and 2017 were approximately $18,162 and $18,958, respectively.

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

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2018	2017	2016

Restricted stock units	$4,603	$4,231	$6,263
Phantom stock units	214	163	117
Total	$4,817	$4,394	$6,380

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2018 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$3,060	0.8
Phantom stock units	-	0.0
Total	$3,060

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

At December 31, 2018, the Company has reserved 2,894,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program.  If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2018		2017		2016
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	986	$13.34	1,004	$12.74	1,028	$13.24
Granted	252	18.90	304	15.52	353	11.35
Vested*	(334)	13.67	(322)	13.54	(155)	12.27
Cancelled or forfeited	-	-	-	-	(222)	13.19
End of year	904	$14.77	986	$13.34	1,004	$12.74

Expected to vest	904		986		1,004

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

The number of performance-based RSUs scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2019**	213	-	213
January 1, 2020	167	-	167
January 1, 2021	141	-	141

** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2019 were achieved.

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

The following table summarizes the Company's phantom stock units activity (number of phantom stock units in thousands):

	Years ended December 31,
	2018		2017		2016
	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit	Number of Phantom Stock Units	Grant- date Fair Value per Unit

Outstanding:
Beginning of year	157		145		132
Granted	10	$21.35	10	$16.25	10	$11.71
Dividend equivalents issued	3		2		3
Redeemed for common stock	-		-		-
End of year	170		157		145

Stock Options

During the periods presented, the Company had stock options outstanding under the 2007 Program and previous stockholder-approved stock option programs.

Since December 31, 2013, all outstanding options had vested and were exercisable.  As of December 31, 2016, approximately 77,000 options were outstanding with a weighted average exercise price of $16.29.  As of December 31, 2017, there were no stock options outstanding.

There were no options granted in 2018, 2017, or 2016.

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

Total rental expense under operating leases was $22,658, $29,039, and $27,431 for the years ended December 31, 2018, 2017, and 2016, respectively.

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

2019	$18,911
2020	14,955
2021	10,972
2022	8,790
2023	7,490
Thereafter	23,155

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

The Company has accrued environmental liabilities of $12,190, of which $5,438 is included in other accrued liabilities on the accompanying consolidated balance sheet, and $6,752 is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

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

Since 2004, Siliconix has maintained long-term foundry arrangements for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix transferred certain technology to Tower Semiconductor and committed to purchase a minimum amount of semiconductor wafers.  The Company has minimum purchase commitments pursuant to the current arrangement of $40,697 and $16,792 for 2019 and 2020, respectively.  The minimum purchase commitments are based on a 18-month rolling forecast and, accordingly, the 2020 minimum purchase commitments will likely increase.  The Company has the option to purchase wafers in addition to the minimum commitment and, accordingly, actual purchases may be different than the amounts disclosed above.  The Company's 2018 purchases pursuant to the arrangement exceeded the minimum purchase commitment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Commitments and Contingencies (continued)

Product Quality Claims

The Company is a party to various product quality claims in the normal course of business.  See Note 2 for further information on the Company's warranty obligations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

The Company's largest customer, TTI, Inc., an electronics distributor, represented 10.4% of consolidated net revenues in 2018.  The loss of this customer could have a material effect on the results of operations of the Company.  No other customers represented greater than 10% of consolidated net revenue in 2018 and no customers represented greater than 10% of consolidated net revenues in 2017 or 2016.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company's large number of customers and their dispersion across many countries and industries. As of December 31, 2018, one customer comprised 15.9% of the Company's accounts receivable balance.  This customer comprised 16.1% of the Company's accounts receivable balance as of December 31, 2017.  No other customer comprised greater than 10% of the Company's accounts receivable balance as of December 31, 2018 or December 31, 2017.  The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly.  The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2018, the following financial institutions held over 10% of the Company's combined cash and cash equivalents and short-term investments balance:

MUFG Bank Ltd.	18.5%
JPMorgan*	11.7%
HSBC*	12.5%

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

Geographic Concentration

The Company has operations outside the United States, and approximately 75% of revenues earned during 2018 were derived from sales to customers outside the United States.  Additionally, as of December 31, 2018, $686,284 of the Company's cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Some of the Company's products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability.  This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest.  These conditions could have an adverse impact on the Company's ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company's overall financial condition, operating results, and ability to access its liquidity when needed.

As of December 31, 2018 the Company's cash and cash equivalents and short-term investments were concentrated in the following countries:

Germany	20.6%
Singapore	20.4%
Israel	16.4%
United States	14.9%
The Republic of China (Taiwan)	11.0%
People's Republic of China	9.9%
Other Asia	3.0%
Other Europe	2.4%
Other	1.4%

Certain of the Company's non-U.S. subsidiaries have cash and cash equivalents and short-term investments deposited in U.S. financial institutions.

Vishay has been in operation in Israel for 48 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

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

Vishay's reporting segments generate substantially all of their revenue from product sales to the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  An immaterial portion of revenues are from royalties.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 – Segment and Geographic Data (continued)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2018:
Net revenues	$547,643	$712,936	$289,727	$1,018,286	$466,097	$-	$3,034,689
Gross Profit	145,923	196,702	100,219	337,268	108,412	-	$888,524
Segment Operating Income	106,955	175,752	82,681	303,571	86,929	-	$755,888
Depreciation expense	32,104	38,197	16,612	37,708	17,745	7,690	$150,056
Capital expenditures	49,557	57,756	19,935	80,862	12,200	9,589	$229,899

Total Assets as of December 31, 2018:	$444,356	$804,784	$342,656	$874,835	$487,540	$152,027	$3,106,198

Year ended December 31, 2017:*
Net revenues	$467,476	$619,958	$284,429	$843,529	$383,976	$-	$2,599,368
Gross Profit	109,603	165,176	98,000	251,905	78,425	-	$703,109
Segment Operating Income	74,174	145,645	80,499	222,878	58,544	-	$581,740
Depreciation expense	34,731	37,396	16,871	34,083	17,736	8,066	$148,883
Capital expenditures	33,475	38,681	16,115	67,007	11,135	4,019	$170,432

Total Assets as of December 31, 2017:	$412,598	$792,610	$332,228	$994,639	$568,113	$361,901	$3,462,089

Year ended December 31, 2016:*
Net revenues	$405,949	$552,766	$269,162	$753,524	$335,927	$-	$2,317,328
Gross Profit	58,431	136,580	87,516	224,352	66,943	-	$573,822
Segment Operating Income	22,536	115,873	68,246	193,241	46,414	-	$446,310
Depreciation expense	34,531	35,335	15,549	32,240	17,817	9,049	$144,521
Capital expenditures	22,430	29,860	18,276	47,006	14,410	2,653	$134,635

Total Assets as of December 31, 2016:	$389,482	$714,898	$312,423	$907,995	$495,925	$259,978	$3,080,701
________________
*Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1.

	Years ended December 31,
	2018	2017**	2016**
Reconciliation:
Segment Operating Income	$755,888	$581,740	$446,310
Restructuring and Severance Costs	-	(11,273)	(19,199)
Impairment of Intangible Assets	-	-	(1,559)
Unallocated Selling, General, and Administrative Expenses	(270,768)	(246,462)	(228,494)
Consolidated Operating Income (Loss)	$485,120	$324,005	$197,058
Unallocated Other Income (Expense)	(68,344)	(44,641)	(102,842)
Consolidated Income Before Taxes	$416,776	$279,364	$94,216

**Recast for the retrospective adoption of ASU 2017-07.  See Note 1.

See Note 4 for restructuring and severance costs segment information.

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Years Ended December 31,
	2018	2017	2016
Distributors	$1,742,262	$1,484,276	$1,280,060
OEMs	1,085,292	931,291	861,322
EMS companies	207,135	183,801	175,946
Total Revenue	$3,034,689	$2,599,368	$2,317,328

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 – Segment and Geographic Data (continued)

Net revenues were attributable to customers in the following regions:

	Years Ended December 31,
	2018	2017	2016

Asia	$1,193,827	$1,091,107	$948,195
Europe	1,081,073	902,357	810,543
Americas	759,789	605,904	558,590
Total Revenue	$3,034,689	$2,599,368	$2,317,328

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Years Ended December 31,
	2018	2017	2016

Industrial	$1,139,880	$934,631	$796,031
Automotive	861,436	727,220	640,767
Telecommunications	200,379	190,682	193,456
Computing	228,831	198,850	172,481
Consumer Products	168,884	145,243	150,741
Power Supplies	144,433	160,038	132,555
Military and Aerospace	162,921	132,898	128,523
Medical	127,925	109,806	102,774
Total Revenue	$3,034,689	$2,599,368	$2,317,328

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2018	2017**	2016**

United States	$743,647	$590,839	$541,106
Germany	982,082	837,258	743,500
Other Europe	123,846	99,636	83,532
Israel	13,299	11,075	10,046
Asia	1,171,815	1,060,560	939,144
	$3,034,689	$2,599,368	$2,317,328

**Recast for the retrospective adoption of ASU 2017-07.  See Note 1.

The following table summarizes property and equipment based on physical location:

	December 31,
	2018	2017

United States	$117,138	$99,993
Germany	169,941	154,874
Other Europe	121,964	130,523
Israel	103,675	102,890
People's Republic of China	217,681	192,521
Republic of China (Taiwan)	145,644	122,080
Other Asia	88,864	99,493
Other	4,094	3,384
	$969,001	$905,758

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2018	2017	2016

Numerator:
Numerator for basic earnings (loss) per share:
Net earnings (loss) attributable to Vishay stockholders	$345,758	$(20,344)	$48,792

Interest savings assuming conversion of dilutive convertible and exchangeable notes, net of tax	-	-	38

Numerator for diluted earnings (loss) per share:
Net earnings (loss) attributed to Vishay stockholders - diluted	$345,758	$(20,344)	$48,830

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	144,202	145,478	147,009
Outstanding phantom stock units	168	155	143
Adjusted weighted average shares - basic	144,370	145,633	147,152

Effect of dilutive securities:
Convertible and exchangeable debt instruments	9,707	-	3,219
Restricted stock units	545	-	323
Other	-	-	3
Dilutive potential common shares	10,252	-	3,545

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	154,622	145,633	150,697

Basic earnings (loss) per share attributable to Vishay stockholders	$2.39	$(0.14)	$0.33

Diluted earnings (loss) per share attributable to Vishay stockholders	$2.24	$(0.14)	$0.32

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2018	2017	2016

Convertible and exchangeable notes:
Convertible Senior Debentures, due 2040	-	21,184	10,312
Convertible Senior Debentures, due 2041	-	8,432	8,249
Convertible Senior Debentures, due 2042	-	13,586	-
Convertible Senior Notes, due 2025	10,468	-	-
Weighted average employee stock options	-	26	91
Weighted average other	266	981	512

In periods in which they are dilutive, if the potential common shares related to the exchangeable notes are included in the computation, the related interest savings, net of tax, assuming conversion/exchange is added to the net earnings used to compute earnings per share.

The Company's convertible debt instruments are only convertible for specified periods upon the occurrence of certain events.  The convertible debentures due 2042 became convertible subsequent to the December 31, 2016 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the December 31, 2018 evaluation.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and have remained convertible for each subsequent quarterly evaluation through the December 31, 2018 evaluation.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company assumes the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible senior debentures, due 2040, due 2041, and due 2042, in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the debentures are included in the diluted earnings per share computation using the "treasury stock method" (similar to options and warrants) rather than the "if converted method" otherwise required for convertible debt. Under the "treasury stock method," Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.76, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $17.48, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, if the average market price is less than $10.85, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2042, and if the average market price is less than $31.49, no shares are included in the diluted earnings per share computation for the convertible senior notes due 2025.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consist of the following:

	Years ended December 31,
	2018	2017	2016

Accounts receivable	$(62,433)	$(51,152)	$(4,120)
Inventories	(80,182)	(55,062)	13,760
Prepaid expenses and other current assets	(11,670)	(3,668)	(12,180)
Accounts payable	(2,277)	42,291	17,839
Other current liabilities	54,745	21,184	(19,505)
Net change in operating assets and liabilities	$(101,817)	$(46,407)	$(4,206)

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2018
Assets:
Assets held in rabbi trusts	$41,770	$26,278	$15,492	$-
Available for sale securities	$4,309	4,309	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,344	9,344	-	-
Fixed income securities	$13,572	13,572	-	-
Cash	$47,904	47,904	-	-
	$116,899	$101,407	$15,492	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(1)	-	-	(1)
Embedded derivative - convertible debentures due 2041	$(67)	-	-	(67)
Embedded derivative - convertible debentures due 2042	$(2)	-	-	(2)
	$(70)	$-	$-	$(70)

December 31, 2017
Assets:
Assets held in rabbi trusts	$45,252	$28,589	$16,663	$-
Available for sale securities	$4,621	4,621	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$8,793	8,793	-	-
Fixed income securities	$12,793	12,793	-	-
Cash	$49,019	49,019	-	-
	$120,478	$103,815	$16,663	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(206)	-	-	(206)
Embedded derivative - convertible debentures due 2041	$(214)	-	-	(214)
Embedded derivative - convertible debentures due 2042	$(118)	-	-	(118)
	$(538)	$-	$-	$(538)

As described in Note 6, the Company allocated the aggregate repurchase payment of convertible senior debentures between the associated liability and equity components of the repurchased convertible senior debentures based on a nonrecurring fair value measurement of the convertible senior debentures immediately prior to the repurchases.  The nonrecurring fair value measurements are considered Level 3 measurements.  See Note 6 for further information on the measurements and inputs.

In accordance with ASC Subtopic 350-20, and as described in Note 20, the Company performed nonrecurring fair value measurements of its indefinite-lived Siliconix tradenames as of the last day of its third fiscal quarter of 2016.  As a result of the fair value measurements, the Siliconix tradenames with a carrying value of $20,359 were written down to their fair value of $18,800, resulting in an impairment charge of $1,559, recorded in the accompanying consolidated statements of operations for the year ended December 31, 2016.

The Company's nonrecurring fair value measurement of its Siliconix tradenames is considered Level 3 measurements.  See Note 20 for further information on the measurements and inputs.

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

The Company holds investments in debt securities that are intended to fund a portion of its pension and other postretirement benefit obligations outside of the U.S.  The investments are valued based on quoted market prices on the last business day of the year.  The fair value measurement of the investments is considered a Level 1 measurement within the fair value hierarchy.

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

The Company has entered into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency. The notional amount of the forward contracts was $100,000 as of December 31, 2017.  There were no such contracts outstanding as of December 31, 2018.  The forward contracts were short-term in nature and were renewed at the Company's discretion until the intercompany loans were repaid.  We did not designate the forward contracts as hedges for accounting purposes, and as such the changes in the fair value of the contracts were recognized in the accompanying consolidated statements of operations as a component of other income (expense).  The Company estimated the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy. The value of the forward contracts were immaterial as of December 31, 2017.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liability and capitalized deferred financing costs, at December 31, 2018 and 2017 is approximately $577,200 and $1,071,200, respectively, compared to its carrying value, excluding the derivative liability and capitalized deferred financing costs, of $509,407 and $379,033, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At December 31, 2018 and 2017, the Company's short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity. At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary. No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented. There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities' maturity dates.  Interest on the securities is recognized as interest income when earned.

At December 31, 2018 and 2017, the Company's cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the accompanying consolidated balance sheets.

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

Note 20 – Goodwill and Other Intangible Assets

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

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the conclusion that an indefinite-lived asset is not impaired, or the determination of any impairment charge if it was determined that the asset values were indeed impaired.

The Company performs its annual goodwill and indefinite-lived impairment tests as of the first day of the fiscal fourth quarter. The interim impairment test performed as the last day of the third fiscal quarter of 2016, was effectively the annual impairment test for 2016.  No impairment was identified as a result of the Company's annual impairment tests for 2018 and 2017.  The Company has no remaining indefinite-lived intangible assets.

The recorded impairment charges are noncash in nature and do not affect Vishay's liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 20 – Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2018 and 2017 were as follows:

	Optoelectronic Components	Resistors & Inductors	Total

Balance at January 1, 2017	$96,849	$44,558	$141,407
Exchange rate effects	-	1,335	1,335
Balance at December 31, 2017	$96,849	45,893	142,742
UltraSource acquisition	-	4,227	4,227
EuroPower acquisition	-	1,068	1,068
Exchange rate effects	-	(557)	(557)
Balance at December 31, 2018	$96,849	$50,631	$147,480

Other intangible assets are as follows:

	December 31, 2018	December 31, 2017

Intangible assets subject to amortization:
Patents and acquired technology	$32,854	$71,596
Capitalized software	53,218	54,325
Customer relationships	59,119	63,655
Tradenames	23,041	55,272
Non-competition agreements	-	606
	168,232	245,454
Accumulated amortization:
Patents and acquired technology	(26,469)	(63,868)
Capitalized software	(49,288)	(50,246)
Customer relationships	(19,958)	(26,622)
Tradenames	(6,829)	(34,378)
Non-competition agreements	-	(586)
	(102,544)	(175,700)
Net Intangible Assets Subject to Amortization	$65,688	$69,754

Amortization expense (excluding capitalized software) was $11,807, $14,263, and $14,842, for the years ended December 31, 2018, 2017, and 2016, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2018 for each of the next five years is as follows:

2019	$8,424
2020	7,433
2021	6,543
2022	5,891
2023	5,668

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 21 – Summary of Quarterly Financial Information (Unaudited)

	2018				2017*
	First	Second	Third	Fourth	First	Second	Third	Fourth

Statement of Operations data:
Net revenues	$716,795	$761,030	$780,972	$775,892	$604,801	$643,164	$677,941	$673,462
Gross profit	205,300	227,238	236,296	219,690	161,749	173,837	190,147	177,376
Operating income (loss)	104,062	123,293	138,098	119,667	67,578	85,005	95,416	76,006
Net earnings (loss)	62,545	103,262	78,071	102,659	36,949	56,409	64,583	(177,501)
Net earnings (loss) attributable to noncontrolling interests	179	165	195	240	230	219	179	156
Net earnings (loss) attributable to Vishay stockholders	62,366	103,097	77,876	102,419	36,719	56,190	64,404	(177,657)

Per Share data:
Basic earnings (loss) per share attributable to Vishay stockholders (a)	$0.43	$0.71	$0.54	$0.71	$0.25	$0.38	$0.44	$(1.23)

Diluted earnings (loss) per share attributable to Vishay stockholders (a)	$0.39	$0.65	$0.51	$0.69	$0.24	$0.36	$0.41	$(1.23)

Certain Items Recorded during the Quarters:
Operating income (loss):
Restructuring and severance costs	$-	$-	$-	$-	$1,469	$481	$3,244	$6,079

Other income (expense):
Loss on disposal of equity affiliate	$-	$-	$-	$-	$(7,060)	$-	$-	$948
Loss on early extinguishment of debt	-	(17,309)	-	(9,274)	-	-	-	-

Income tax expense:
Enactment of TCJA	$-	$12,000	$13,496	$-	$-	$-	$-	$234,855
Change in deferred taxes due to early extinguishment of debt	-	(33,963)	-	(20,914)	-	-	-	-
Tax effects of cash repatriation program	1,316	(9,006)	680	(3,037)	(968)	(1,240)	(892)	(2,702)
Tax effects of changes in uncertain tax positions	-	-	-	-	-	-	(804)	2,369

Quarter end date (b)	March 31	June 30	September 29	December 31	April 1	July 1	September 30	December 31

* Recast for the retrospective adoption of ASUs 2014-09 and 2017-07.  See Note 1.
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

Note 21 – Summary of Quarterly Financial Information (Unaudited) (continued)

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