Form 10-Q
period 2019-06-29
VISHAY INTERTECHNOLOGY INC
filed 2019-07-30
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 29, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-07416

VISHAY INTERTECHNOLOGY INC
(Exact name of registrant as specified in its charter)

Delaware	38-1686453
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

63 Lancaster Avenue Malvern, Pennsylvania 19355-2143	610-644-1300
(Address of Principal Executive Offices)	(Registrant’s Area Code and Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common stock, par value $0.10 per share	VSH	New York Stock Exchange LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)
☒Yes  ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of July 26, 2019, the registrant had 132,348,357 shares of its common stock and 12,097,409 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
June 29, 2019

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	June 29, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$790,906	$686,032
Short-term investments	163	78,286
Accounts receivable, net	365,728	397,020
Inventories:
Finished goods	132,794	138,112
Work in process	191,552	190,982
Raw materials	139,150	150,566
Total inventories	463,496	479,660

Prepaid expenses and other current assets	125,104	142,888
Total current assets	1,745,397	1,783,886

Property and equipment, at cost:
Land	74,701	87,622
Buildings and improvements	579,304	619,445
Machinery and equipment	2,559,473	2,510,001
Construction in progress	115,288	125,109
Allowance for depreciation	(2,380,546)	(2,373,176)
Property and equipment, net	948,220	969,001

Right of use assets	96,136	-

Goodwill	150,735	147,480

Other intangible assets, net	64,883	65,688

Other assets	150,759	140,143
Total assets	$3,156,130	$3,106,198

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	June 29, 2019	December 31, 2018
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$40	$18
Trade accounts payable	160,222	218,322
Payroll and related expenses	129,095	141,670
Lease liabilities	15,323	-
Other accrued expenses	162,937	229,660
Income taxes	43,979	54,436
Total current liabilities	511,596	644,106

Long-term debt less current portion	519,863	494,509
U.S. transition tax payable	140,196	154,953
Deferred income taxes	64,878	85,471
Long-term lease liabilities	86,086	-
Other liabilities	84,628	79,489
Accrued pension and other postretirement costs	256,805	260,984
Total liabilities	1,664,052	1,719,512

Redeemable convertible debentures	-	2,016

Equity:
Vishay stockholders' equity
Common stock	13,235	13,212
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,426,164	1,436,011
Retained earnings (accumulated deficit)	55,659	(61,258)
Accumulated other comprehensive income (loss)	(6,316)	(6,791)
Total Vishay stockholders' equity	1,489,952	1,382,384
Noncontrolling interests	2,126	2,286
Total equity	1,492,078	1,384,670
Total liabilities, temporary equity, and equity	$3,156,130	$3,106,198

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	June 29, 2019	June 30, 2018

Net revenues	$685,240	$761,030
Costs of products sold	510,639	533,792
Gross profit	174,601	227,238

Selling, general, and administrative expenses	95,112	103,945
Operating income	79,489	123,293

Other income (expense):
Interest expense	(8,204)	(8,372)
Other components of net periodic pension cost	(3,367)	(3,450)
Other	2,970	3,397
Loss on early extinguishment of debt	-	(17,309)
Total other income (expense)	(8,601)	(25,734)

Income before taxes	70,888	97,559

Income tax expense (benefit)	26,153	(5,703)

Net earnings	44,735	103,262

Less: net earnings attributable to noncontrolling interests	258	165

Net earnings attributable to Vishay stockholders	$44,477	$103,097

Basic earnings per share attributable to Vishay stockholders	$0.31	$0.71

Diluted earnings per share attributable to Vishay stockholders	$0.31	$0.65

Weighted average shares outstanding - basic	144,621	144,382

Weighted average shares outstanding - diluted	145,023	157,657

Cash dividends per share	$0.0950	$0.0850

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	June 29, 2019	June 30, 2018

Net earnings	$44,735	$103,262

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,623	1,575

Foreign currency translation adjustment	7,384	(61,537)

Other comprehensive income (loss)	9,007	(59,962)

Comprehensive income	53,742	43,300

Less: comprehensive income attributable to noncontrolling interests	258	165

Comprehensive income attributable to Vishay stockholders	$53,484	$43,135

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 29, 2019	June 30, 2018

Net revenues	$1,430,399	$1,477,825
Costs of products sold	1,044,639	1,045,287
Gross profit	385,760	432,538

Selling, general, and administrative expenses	198,536	205,183
Operating income	187,224	227,355

Other income (expense):
Interest expense	(16,596)	(16,049)
Other components of net periodic pension cost	(6,763)	(6,969)
Other	8,278	2,550
Loss on early extinguishment of debt	(1,307)	(17,309)
Total other income (expense)	(16,388)	(37,777)

Income before taxes	170,836	189,578

Income tax expense	50,460	23,771

Net earnings	120,376	165,807

Less: net earnings attributable to noncontrolling interests	440	344

Net earnings attributable to Vishay stockholders	$119,936	$165,463

Basic earnings per share attributable to Vishay stockholders	$0.83	$1.15

Diluted earnings per share attributable to Vishay stockholders	$0.83	$1.04

Weighted average shares outstanding - basic	144,589	144,355

Weighted average shares outstanding - diluted	145,158	158,580

Cash dividends per share	$0.1800	$0.1525

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	June 29, 2019	June 30, 2018

Net earnings	$120,376	$165,807

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	3,080	3,182

Foreign currency translation adjustment	(2,605)	(34,513)

Other comprehensive income (loss)	475	(31,331)

Comprehensive income	120,851	134,476

Less: comprehensive income attributable to noncontrolling interests	440	344

Comprehensive income attributable to Vishay stockholders	$120,411	$134,132

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 29, 2019	June 30, 2018

Operating activities
Net earnings	$120,376	$165,807
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	81,346	81,174
(Gain) loss on disposal of property and equipment	(162)	(2,242)
Accretion of interest on convertible debt instruments	6,985	2,964
Inventory write-offs for obsolescence	12,643	11,799
Deferred income taxes	(5,601)	(25,669)
Loss on extinguishment of debt	1,307	17,309
Other	4,283	4,148
Change in U.S. transition tax liability	(14,757)	(14,400)
Change in repatriation tax liability	(20,479)	(92,093)
Net change in operating assets and liabilities, net of effects of businesses acquired	(50,122)	(110,627)
Net cash provided by operating activities	135,819	38,170

Investing activities
Capital expenditures	(70,148)	(76,646)
Proceeds from sale of property and equipment	464	8,378
Purchase of businesses, net of cash received	(11,862)	(14,880)
Purchase of short-term investments	(1,970)	(50,193)
Maturity of short-term investments	79,694	447,359
Other investing activities	2,893	(935)
Net cash provided by (used in) investing activities	(929)	313,083

Financing activities
Proceeds from long-term borrowings	-	600,000
Issuance costs	(5,394)	(15,621)
Repurchase of convertible debentures	(22,695)	(584,991)
Net proceeds (payments) on revolving credit lines	28,000	(54,000)
Net changes in short-term borrowings	22	119
Dividends paid to common stockholders	(23,822)	(20,148)
Dividends paid to Class B common stockholders	(2,178)	(1,845)
Distributions to noncontrolling interests	(600)	(525)
Cash withholding taxes paid when shares withheld for vested equity awards	(2,708)	(2,297)
Net cash used in financing activities	(29,375)	(79,308)
Effect of exchange rate changes on cash and cash equivalents	(641)	(12,921)

Net increase in cash and cash equivalents	104,874	259,024

Cash and cash equivalents at beginning of period	686,032	748,032
Cash and cash equivalents at end of period	$790,906	$1,007,056

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$13,188	$1,213	$1,752,506	$(362,254)	$25,714	$1,430,367	$2,032	$1,432,399
Cumulative effect of accounting change for adoption of ASU 2016-01	-	-	-	1,801	(1,801)	-	-	-
Net earnings	-	-	-	62,366	-	62,366	179	62,545
Other comprehensive income	-	-	-	-	28,631	28,631	-	28,631
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-
Conversion of Class B shares (31,800 shares)	3	(3)	-	-	-	-	-	-
Temporary equity reclassification	-	-	1,080	-	-	1,080	-	1,080
Issuance of stock and related tax withholdings for vested restricted stock units (211,328 shares)	21	-	(2,318)	-	-	(2,297)	-	(2,297)
Dividends declared (0.0675 per share)	-	-	11	(9,746)	-	(9,735)	-	(9,735)
Stock compensation expense	-	-	2,483	-	-	2,483	-	2,483
Balance at March 31, 2018	$13,212	$1,210	$1,753,762	$(307,833)	$52,544	$1,512,895	$2,211	$1,515,106
Net earnings	-	-	-	103,097	-	103,097	165	103,262
Other comprehensive income	-	-	-	-	(59,962)	(59,962)	-	(59,962)
Distributions to noncontrolling interests	-	-	-	-	-	-	(525)	(525)
Temporary equity reclassification	-	-	699	-	-	699	-	699
Dividends declared (0.0850 per share)	-	-	14	(12,272)	-	(12,258)	-	(12,258)
Stock compensation expense	-	-	778	-	-	778	-	778
Issuance of convertible notes due 2025	-	-	85,262	-	-	85,262	-	85,262
Repurchase of convertible debentures due 2040 and due 2042	-	-	(246,573)	-	-	(246,573)	-	(246,573)
Balance at June 30, 2018	$13,212	$1,210	$1,593,942	$(217,008)	$(7,418)	$1,383,938	$1,851	$1,385,789

Balance at December 31, 2018	$13,212	$1,210	$1,436,011	$(61,258)	$(6,791)	$1,382,384	$2,286	$1,384,670
Cumulative effect of accounting change for adoption of ASU 2016-02	-	-	-	23,013	-	23,013	-	23,013
Net earnings	-	-	-	75,459	-	75,459	182	75,641
Other comprehensive income	-	-	-	-	(8,532)	(8,532)	-	(8,532)
Conversion of Class B shares (18 shares)	-	-	-	-	-	-	-	-
Temporary equity reclassification	-	-	3	-	-	3	-	3
Issuance of stock and related tax withholdings for vested restricted stock units (220,718 shares)	22	-	(2,681)	-	-	(2,659)	-	(2,659)
Dividends declared (0.0850 per share)	-	-	15	(12,292)	-	(12,277)	-	(12,277)
Stock compensation expense	-	-	3,536	-	-	3,536	-	3,536
Repurchase of convertible senior debentures	-	-	(11,783)	-	-	(11,783)	-	(11,783)
Balance at March 30, 2019	$13,234	$1,210	$1,425,101	$24,922	$(15,323)	$1,449,144	$2,468	$1,451,612
Net earnings	-	-	-	44,477	-	44,477	258	44,735
Other comprehensive income	-	-	-	-	9,007	9,007	-	9,007
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Temporary equity reclassification	-	-	206	-	-	206	-	206
Issuance of stock and related tax withholdings for vested restricted stock units (9,906 shares)	1	-	(50)	-	-	(49)	-	(49)
Dividends declared (0.0950 per share)	-	-	17	(13,740)	-	(13,723)	-	(13,723)
Stock compensation expense	-	-	890	-	-	890	-	890
Balance at June 29, 2019	$13,235	$1,210	$1,426,164	$55,659	$(6,316)	$1,489,952	$2,126	$1,492,078

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The results of operations for the fiscal quarter and six fiscal months ended June 29, 2019 are not necessarily indicative of the results to be expected for the full year.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beginning balance	$37,577	$32,706	$42,663	$36,680
Sales allowances	28,903	25,365	57,114	49,553
Credits issued	(22,270)	(19,348)	(55,332)	(47,798)
Foreign currency	172	(691)	(63)	(403)
Ending balance	$44,382	$38,032	$44,382	$38,032

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

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheet for the Company's operating leases as of June 29, 2019 and the net right of use assets and lease liabilities recognized upon the adoption of ASC Topic 842 on January 1, 2019 are presented below:

	June 29, 2019	January 1, 2019
Right of use assets
Operating Leases
Buildings and improvements	$90,989	$86,058
Machinery and equipment	5,147	5,404
Total	$96,136	$91,462
Current lease liabilities
Operating Leases
Buildings and improvements	$12,676	$10,644
Machinery and equipment	2,647	3,317
Total	$15,323	$13,961
Long-term lease liabilities
Operating Leases
Buildings and improvements	$83,604	$79,000
Machinery and equipment	2,482	2,823
Total	$86,086	$81,823
Total lease liabilities	$101,409	$95,784

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarter ended June 29, 2019	Six fiscal months ended June 29, 2019
Lease expense
Operating lease expense	$5,627	$11,163
Short-term lease expense	819	1,652
Variable lease expense	9	21
Total lease expense	$6,455	$12,836

The Company paid $10,277 for its operating leases in the six fiscal months ended June 29, 2019, which are included in operating cash flows on the consolidated condensed statement of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 9.2 years and the weighted-average discount rate is 6.1% as of June 29, 2019.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

June 29, 2019
2019 (excluding the six fiscal months ended June 29, 2019)	$11,095
2020	19,294
2021	16,198
2022	13,408
2023	12,387
Thereafter	61,246

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

On January 3, 2019, the Company acquired substantially all of the assets of Bi-Metallix, Inc. ("Bi-Metallix"), a U.S.-based, privately-held provider of electron beam continuous strip welding services for $11,862.  The Company was a major customer of Bi-Metallix, and the acquired business is being vertically integrated into the Company's Resistors & Inductors segment.  Based on an estimate of their fair values, the Company allocated $2,900 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $3,324 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since January 3, 2019.  The inclusion of this acquisition did not have a material impact on the Company's consolidated results for the fiscal quarter and six fiscal months ended June 29, 2019.  The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended June 29, 2019 and June 30, 2018 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the second fiscal quarter of 2019, the Company repatriated approximately $73,590 to the United States, and paid withholding and foreign taxes of $20,479.  The Company expects to repatriate an additional approximately $104,000 to the United States in the third fiscal quarter of 2019, net of withholding and foreign taxes of about $15,000.  Substantially all of these amounts will be used to repay certain intercompany indebtedness, to pay the U.S. transition tax, and to fund capital expansion projects.

After completing these phases of cash repatriation, there will be approximately $100,000 of unremitted foreign earnings remaining that the Company has deemed not permanently reinvested and thus has accrued foreign withholding and other taxes.   The Company continues to evaluate the timing of the reparation of these remaining amounts, and may decide to ultimately not repatriate some of these amounts.

As part of the Company’s cash repatriation activity, the Company settled an intercompany loan, which previously had been accounted for at the historical foreign exchange rate (akin to an equity contribution) because the debtor entity did not have the intent or ability to repay such intercompany loan.   Currency translation adjustments were recorded in accumulated other comprehensive income, and were not included in U.S. GAAP pre-tax income.  The Company’s cash repatriation activity resulted in the ability to repay such intercompany loan.  Upon settlement of this intercompany loan, the foreign entity realized a taxable gain.  Income tax expense for the fiscal quarter and six fiscal months ended June 29, 2019 includes tax expense of $7,554 related to this tax-basis foreign exchange gain.

The Company’s repurchase of a portion of the outstanding convertible debentures in the first fiscal quarter of 2019 (see Note 6) slightly reduced the Company’s expected 2019 tax rate.  The Company recognized a tax benefit on the pre-tax loss on early extinguishment of debt.  The Company also recognized a tax benefit of $1,312, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

Income tax expense for the fiscal quarter and six fiscal months ended June 29, 2019, includes tax benefit of $48 and $633, respectively, for the periodic remeasurement of the deferred tax liability recorded for the foreign taxes associated with the Company's cash repatriation program.

During the six fiscal months ended June 29, 2019, the liabilities for unrecognized tax benefits increased by $4,784 on a net basis, principally due to increases for tax positions taken in the current and prior periods and interest, offset by expiration of a statute and payments.

Income tax expense for the fiscal quarter and six fiscal months ended June 30, 2018 includes additional tax expense of $12,000 recognized as a result of additional analysis of the impact of the Tax Cuts and Jobs Act completed in the second fiscal quarter of 2018.

The Company recognized a tax benefit on the pre-tax loss on early extinguishment of debt in the second fiscal quarter of 2018.  The Company also recognized a tax benefit of $33,963, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

Income tax expense for the fiscal quarter and six fiscal months ended June 30, 2018 also included tax benefits of $9,006 and $7,690, respectively for the periodic remeasurement of the deferred tax liability recorded for the Company's cash repatriation program.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	June 29, 2019	December 31, 2018

Credit facility	$28,000	$-
Convertible senior notes, due 2025	502,071	495,203
Convertible senior debentures, due 2040	146	539
Convertible senior debentures, due 2041	8,132	12,812
Convertible senior debentures, due 2042	-	923
Deferred financing costs	(18,486)	(14,968)
	519,863	494,509
Less current portion	-	-
	$519,863	$494,509

Credit Facility

On June 5, 2019, the Company entered into a new credit agreement with a consortium of banks led by JPMorgan Chase Bank, N.A., as administrative agent, and the lenders (the "New Credit Facility"), which provides an aggregate commitment of $750,000 of revolving loans available until June 5, 2024.  The New Credit Facility replaces Vishay’s previous credit agreement that provided for an aggregate commitment of $640,000, and that was scheduled to mature on December 10, 2020.  The New Credit Facility also provides for the ability of Vishay to request up to $300,000 of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt.

Borrowings under the New Credit Facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on Vishay's leverage ratio.  Based on Vishay's current leverage ratio, borrowings bear interest at LIBOR plus 1.50%, the same as pursuant to the previous credit agreement.  Vishay also pays a commitment fee, also based on its leverage ratio, on undrawn amounts.  The undrawn commitment fee, based on Vishay's current leverage ratio, is 0.25% per annum, an improvement of 5 basis points over the previous credit agreement.

The New Credit Facility allows an unlimited amount of defined “Investments,” which include certain intercompany transactions and acquisitions, provided the Company's pro forma leverage ratio is equal to or less than 2.75 to 1.00.  If the Company's pro forma leverage ratio is greater than 2.75 to 1.00, such Investments are subject to certain limitations.

The New Credit Facility also allows an unlimited amount of defined "Restricted Payments," which include cash dividends and share repurchases, provided the Company's pro forma leverage ratio is equal to or less than 2.50 to 1.00.  If the Company's pro forma leverage ratio is greater than 2.50 to 1.00, the New Credit Facility allows such payments up to $100,000 per annum (subject to a cap of $300,000 for the term of the facility, with up to $25,000 of any unused amount of the $100,000 per annum base available for use in the next succeeding calendar year).

Similar to the previous credit agreement, the borrowings under the New Credit Facility are secured by a lien on substantially all assets, including  accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed solely for use in, or arising solely under the laws of, any country other than the United States, assets located solely outside of the United States and deposit and securities accounts), of Vishay and certain significant subsidiaries located in the United States, and pledges of stock in certain significant domestic and foreign subsidiaries; and are guaranteed by certain significant subsidiaries.

The New Credit Facility continues to limit or restrict the Company and its subsidiaries, from, among other things, incurring indebtedness, incurring liens on its respective assets, making investments and acquisitions (assuming the Company’s pro forma leverage ratio is greater than 2.75 to 1.00), making asset sales, and paying cash dividends and making other restricted payments (assuming the Company's pro forma leverage ratio is greater than 2.50 to 1.00), and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.

Similar to the previous credit agreement, the New Credit Facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or default under other material debt, material misrepresentation or breach of warranty, violation of certain covenants, a change of control, the commencement of  bankruptcy proceedings, the insolvency of Vishay or certain of its significant subsidiaries, and the rendering of a judgment in excess of $50,000 against Vishay or its subsidiaries.  Upon the occurrence of an event of default under the New Credit Facility, Vishay's obligations under the credit facility may be accelerated and the lending commitments under the credit facility may be terminated.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Convertible Debt Instruments

The following table summarizes some key facts and terms regarding the outstanding convertible debt instruments as of June 29, 2019:

	Convertible Senior Notes Due 2025	Convertible Senior Debentures Due 2040	Convertible Senior Debentures Due 2041
Issuance date	June 12, 2018	November 9, 2010	May 13, 2011
Maturity date	June 15, 2025	November 15, 2040	May 15, 2041
Principal amount as of June 29, 2019	$600,000	$350	$20,790
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%	8.00%	8.375%
Conversion rate effective June 12, 2019 (per $1 principal amount)	31.7738	79.1822	57.7830
Effective conversion price effective June 12, 2019 (per share)	$31.47	$12.63	$17.31
130% of the conversion price (per share)	$40.91	$16.42	$22.50
Call date	n/a	November 20, 2020	May 20, 2021

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

The convertible senior debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and remained convertible for each subsequent quarterly evaluation through the June 29, 2019 evaluation, due to the sale price of Vishay's common stock exceeding 130% of the conversion price for the applicable periods.  The convertible senior debentures due 2040 are not currently convertible.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The carrying values of the liability and equity components of the convertible debt instruments are reflected in the Company’s consolidated condensed balance sheets as follows:

	Principal amount of the debt instruments	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component (including temporary equity) -net carrying value
June 29, 2019
Convertible senior notes due 2025	$600,000	(97,929)	-	$502,071	$85,262
Convertible senior debentures due 2040 and due 2041	$21,140	(12,882)	20	$8,278	$8,767
Total	$621,140	$(110,811)	$20	$510,349	$94,029

December 31, 2018
Convertible senior notes due 2025	$600,000	(104,797)	-	$495,203	$85,262
Convertible senior debentures due 2040, due 2041, and due 2042	$36,556	(22,352)	70	$14,274	$15,092
Total	$636,556	$(127,149)	$70	$509,477	$100,354

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

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debt instruments
June 29, 2019
Convertible senior notes due 2025	$3,375	3,442	454	-	$7,271
Convertible senior debentures	$119	53	2	(4)	$170
Total	$3,494	$3,495	$456	$(4)	$7,441

June 30, 2018
Convertible senior notes due 2025	$713	556	151	-	$1,420
Convertible senior debentures	$2,692	1,099	39	(156)	$3,674
Total	$3,405	$1,655	$190	$(156)	$5,094

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the six fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debt instruments
June 29, 2019
Convertible senior notes due 2025	$6,750	6,868	908	-	$14,526
Convertible senior debentures due 2040 and due 2041	$267	117	4	(22)	$366
Total	$7,017	$6,985	$912	$(22)	$14,892

June 30, 2018
Convertible senior notes due 2025	$713	556	151	-	$1,420
Convertible senior debentures due 2040 and due 2041	$5,927	2,408	86	5	$8,426
Total	$6,640	$2,964	$237	$5	$9,846

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2019	$(58,291)	$51,500	$(6,791)
Other comprehensive income before reclassifications	-	(2,605)	$(2,605)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(2,605)	$(2,605)
Amounts reclassified out of AOCI	4,107	-	$4,107
Tax effect	(1,027)	-	$(1,027)
Amounts reclassified out of AOCI, net of tax	3,080	-	$3,080
Net other comprehensive income	$3,080	$(2,605)	$475
Balance at June 29, 2019	$(55,211)	$48,895	$(6,316)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2019 and 2018 for the Company’s defined benefit pension plans:

	Fiscal quarter ended June 29, 2019		Fiscal quarter ended June 30, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$845	$-	$927
Interest cost	424	1,281	371	1,211
Expected return on plan assets	-	(489)	-	(479)
Amortization of prior service cost	36	50	36	54
Amortization of losses	118	1,344	159	1,566
Curtailment and settlement losses	-	500	-	455
Net periodic benefit cost	$578	$3,531	$566	$3,734

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 29, 2019 and June 30, 2018 for the Company’s defined benefit pension plans:

	Six fiscal months ended June 29, 2019		Six fiscal months ended June 30, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,697	$-	$1,875
Interest cost	848	2,572	742	2,453
Expected return on plan assets	-	(979)	-	(967)
Amortization of prior service cost	72	101	72	109
Amortization of losses	236	2,703	318	3,170
Curtailment and settlement losses	-	1,005	-	917
Net periodic benefit cost	$1,156	$7,099	$1,132	$7,557

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2019 and 2018 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended June 29, 2019		Fiscal quarter ended June 30, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$35	$72	$34	$73
Interest cost	78	30	68	28
Amortization of prior service (credit)	-	-	(37)	-
Amortization of losses (gains)	(32)	27	(9)	27
Net periodic benefit cost	$81	$129	$56	$128

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 29, 2019 and June 30, 2018 for the Company’s other postretirement benefit plans:

	Six fiscal months ended June 29, 2019		Six fiscal months ended June 30, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$70	$144	$68	$148
Interest cost	155	60	136	58
Amortization of prior service (credit)	-	-	(74)	-
Amortization of losses (gains)	(64)	54	(19)	54
Net periodic benefit cost	$161	$258	$111	$260

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Restricted stock units	$890	$778	$4,249	3,047
Phantom stock units	-	-	177	214
Total	$890	$778	$4,426	3,261

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at June 29, 2019 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$4,779	0.9
Phantom stock units	-	0.0
Total	$4,779

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

Restricted Stock Units

RSU activity under the 2007 Program as of June 29, 2019 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2019	904	$14.77
Granted	314	19.85
Vested*	(361)	11.70
Cancelled or forfeited	(15)	17.71
Outstanding at June 29, 2019	842	$17.93

Expected to vest at June 29, 2019	842

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

Phantom stock unit activity under the phantom stock plan as of June 29, 2019 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2019	170
Granted	10	$17.72
Dividend equivalents issued	2
Outstanding at June 29, 2019	182

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended June 29, 2019:
Net revenues	$128,842	$142,042	$60,675	$242,383	$111,298	$685,240

Gross profit	$31,933	$28,857	$16,231	$71,415	$26,165	$174,601

Segment operating income	$22,541	$24,010	$12,022	$63,443	$21,161	$143,177

Fiscal quarter ended June 30, 2018:
Net revenues	$136,559	$182,466	$75,709	$253,947	$112,349	$761,030

Gross profit	$38,427	$52,408	$26,404	$84,969	$25,030	$227,238

Segment operating income	$28,517	$47,100	$22,165	$76,248	$19,710	$193,740

Six fiscal months ended June 29, 2019:
Net revenues	$266,183	$309,882	$121,237	$502,854	$230,243	$1,430,399

Gross Profit	$67,992	$72,349	$32,248	$157,284	$55,887	$385,760

Segment Operating Income	$49,219	$62,138	$23,732	$140,430	$45,727	$321,246

Six fiscal months ended June 30, 2018:
Net revenues	$264,065	$349,483	$147,667	$497,993	$218,617	$1,477,825

Gross Profit	$70,449	$95,608	$53,637	$163,499	$49,345	$432,538

Segment Operating Income	$51,075	$85,031	$44,959	$146,250	$38,603	$365,918

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Reconciliation:
Segment Operating Income	$143,177	$193,740	$321,246	$365,918
Unallocated Selling, General, and Administrative Expenses	(63,688)	(70,447)	(134,022)	(138,563)
Consolidated Operating Income	$79,489	$123,293	$187,224	$227,355
Unallocated Other Income (Expense)	(8,601)	(25,734)	(16,388)	(37,777)
Consolidated Income Before Taxes	$70,888	$97,559	$170,836	$189,578

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Distributors	$368,420	$446,016	$779,980	$850,076
OEMs	269,026	262,779	551,662	526,829
EMS companies	47,794	52,235	98,757	100,920
Total Revenue	$685,240	$761,030	$1,430,399	$1,477,825

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Asia	$246,193	$302,868	$505,919	$588,346
Europe	254,742	272,601	533,641	539,983
Americas	184,305	185,561	390,839	349,496
Total Revenue	$685,240	$761,030	$1,430,399	$1,477,825

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Industrial	$250,783	$295,617	$532,373	$575,829
Automotive	200,580	209,858	415,366	418,252
Telecommunications	44,562	46,467	97,842	92,391
Computing	48,244	53,657	95,752	101,088
Consumer Products	30,486	40,939	64,535	78,198
Power Supplies	29,474	41,326	59,601	75,569
Military and Aerospace	47,848	40,260	95,409	75,474
Medical	33,263	32,906	69,521	61,024
Total revenue	$685,240	$761,030	1,430,399	1,477,825

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Numerator:
Net earnings attributable to Vishay stockholders	$44,477	$103,097	$119,936	$165,463

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,441	144,215	144,409	144,188
Outstanding phantom stock units	180	167	180	167
Adjusted weighted average shares	144,621	144,382	144,589	144,355

Effect of dilutive securities:
Convertible and exchangeable debt instruments	24	12,810	131	13,710
Restricted stock units	378	465	438	515
Dilutive potential common shares	402	13,275	569	14,225

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	145,023	157,657	145,158	158,580

Basic earnings per share attributable to Vishay stockholders	$0.31	$0.71	$0.83	$1.15

Diluted earnings per share attributable to Vishay stockholders	$0.31	$0.65	$0.83	$1.04

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Convertible debt instruments:
Convertible Senior Notes, due 2025	19,055	3,769	19,053	1,885
Weighted average other	315	307	315	307

The Company’s convertible debt instruments are only convertible for specified periods upon the occurrence of certain events.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and remained convertible for each subsequent quarterly evaluation prior to the June 29, 2019 evaluation.  The Company's convertible debt instruments are not currently convertible.  In periods that the convertible debt instruments are not convertible, the certain conditions which could trigger conversion of the debt instruments have been deemed to be non-substantive, and accordingly, the Company assumes the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of any of the convertible debt instruments in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the convertible instruments are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt.  Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.63, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $17.31, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $31.47, no shares are included in the diluted earnings per share computation for the convertible senior notes due 2025.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
June 29, 2019
Assets:
Assets held in rabbi trusts	$49,615	$32,786	$16,829	$-
Available for sale securities	$4,431	4,431	-	-
	$54,046	$37,217	$16,829	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$-	$-	$-	$-
Embedded derivative - convertible debentures due 2041	$(20)	-	-	(20)
	$(20)	$-	$-	$(20)
December 31, 2018
Assets:
Assets held in rabbi trusts	$41,770	$26,278	15,492	$-
Available for sale securities	$4,309	4,309	-	-
	$46,079	$30,587	$15,492	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(1)	$-	$-	$(1)
Embedded derivative - convertible debentures due 2041	$(67)	-	-	(67)
Embedded derivative - convertible debentures due 2042	$(2)	-	-	(2)
	$(70)	$-	$-	$(70)

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

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at June 29, 2019 and December 31, 2018 is approximately $610,600 and $577,200, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $538,329 and $509,407, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At June 29, 2019 and December 31, 2018, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At June 29, 2019 and December 31, 2018, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company’s financial instruments also include accounts receivable, short-term notes payable, and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Restructuring and Related Activities

Subsequent Events

On July 29, 2019, the Company announced global cost reduction and management rejuvenation programs as part of its continuous efforts to improve efficiency and operating performance.

The programs are primarily designed to reduce manufacturing fixed costs and selling, general, and administrative costs company-wide, and provide management rejuvenation.  The Company expects to incur charges of approximately $25,000, primarily related to cash severance costs, to implement these programs.  The Company expects these cost reductions to be fully achieved by December 2020.

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

In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  We have paid dividends each quarter since the first fiscal quarter of 2014, and further increased the quarterly cash dividend by 12% to $0.095 per share in the second fiscal quarter of 2019.

During 2018 we reacted quickly to the opportunities created by the enactment of the U.S. Tax Cuts and Jobs Act (“TCJA”) in December 2017.  During 2018 we repatriated approximately $724.0 million of cash to the U.S., net of taxes, and further simplified our balance sheet by refinancing some of our debt.  In June 2018, we used the net proceeds from issuing $600 million principal amount of new convertible senior notes to repurchase some of our outstanding convertible senior debentures, which had become less tax-efficient because of the TCJA.  During the fourth quarter of 2018, we utilized repatriated cash to repurchase additional convertible senior debentures in open market and privately-negotiated transactions with holders.  As a result of these transactions, we reduced the principal amount of outstanding convertible senior debentures due 2040, 2041, and 2042 from $575 million to $36.6 million.  We continued to repurchase convertible senior debentures in open market and privately-negotiated transactions with holders, further reducing the principal amount of outstanding convertible senior debentures to $21.1 million in 2019.

We continued to re-shape our capital structure in 2019.  We replaced our existing credit agreement that was due to expire in December 2020 with a new agreement that will expire June 5, 2024.  The new credit facility increases the aggregate commitment of revolving loans from $640 million to $750 million; provides us with the ability to request up to $300 million of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt; reduces the undrawn commitment fee while maintaining the same borrowing rates; and provides greater operating flexibility, including with respect to intercompany funding and other transactions, to enable us to continue to streamline our complex subsidiary structure.

During the second fiscal quarter of 2019, we repatriated approximately $73.6 million to the United States, and paid withholding and foreign taxes of approximately $20.5 million.  We expect to repatriate an additional approximately $104 million to the United States in the third fiscal quarter of 2019, net of withholding and foreign taxes of about $15 million.  Substantially all of these amounts will be used to repay certain intercompany indebtedness, to pay the US transition tax, and to fund capital expansion projects.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  We believe that supply, in general, caught up with market demand in the first fiscal quarter of 2019.  The second fiscal quarter of 2019 was significantly impacted by a substantial decrease in orders, particularly from distribution customers, as they reduced their inventory.  This decrease has negatively impacted almost all key financial metrics, including net revenues.

Net revenues for the fiscal quarter ended June 29, 2019 were $685.2 million, compared to $745.2 million and $761.0 million for the fiscal quarters ended March 30, 2019 and June 30, 2018, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended June 29, 2019 were $44.5 million, or $0.31 per diluted share, compared to $75.5 million, or $0.52 per diluted share for the fiscal quarter ended March 30, 2019, and $103.1 million, or $0.65 per diluted share for the fiscal quarter ended June 30, 2018.

Net revenues for the six fiscal months ended June 29, 2019 were $1,430.4 million, compared to $1,477.8 million for the six fiscal months ended June 30, 2018.  The net earnings attributable to Vishay stockholders for the six fiscal months ended June 29, 2019 were $119.9 million, or $0.83 per diluted share, compared to $165.5 million, or $1.04 per diluted share for the six fiscal months ended June 30, 2018.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018

GAAP net earnings attributable to Vishay stockholders	$44,477	$75,459	$103,097	$119,936	$165,463

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	-	1,307	17,309	1,307	17,309

Reconciling items affecting tax expense:
Effects of tax-basis foreign exchange gain	$7,554	$-	$-	$7,554	$-
Enactment of TCJA	-	-	12,000	-	12,000
Effects of cash repatriation program	((48))	((585))	((9,006))	((633))	((7,690))
Change in deferred taxes due to early extinguishment of debt	-	((1,312))	((33,963))	((1,312))	((33,963))
Tax effects of pre-tax items above	-	((290))	((3,784))	((290))	((3,784))

Adjusted net earnings	$51,983	$74,579	$85,653	$126,562	$149,335

Adjusted weighted average diluted shares outstanding	145,023	145,289	157,657	145,158	158,580

Adjusted earnings per diluted share	$0.36	$0.51	$0.54	$0.87	$0.94

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended				Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018		June 29, 2019	June 30, 2018
Net cash provided by (used in) continuing operating activities	$56,301	$79,518	$	((8,689))	$135,819		$38,170
Proceeds from sale of property and equipment	69	395		8,194	464		8,378
Less: Capital expenditures	((33,781))	((36,367))		((48,373))	((70,148))		((76,646))
Free cash	$22,589	$43,546	$	((48,868))	$66,135	$	((30,098))

Our results for the fiscal quarters ended June 29, 2019, March 30, 2019, and June 30, 2018 and six fiscal months ending June 29, 2019 and June 30, 2018 represent the effects of the normalization of demand that we began to experience in the fourth fiscal quarter of 2018 and has accelerated through the first six fiscal months of 2019 as supply, in general, caught up with demand, and distributors significantly reduced their orders as they decrease their inventory. Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses. Our pre-tax results were consistent with expectations based on our business model.

Our free cash results were significantly impacted by the payment of cash taxes related to the cash repatriated to the U.S. in the second fiscal quarters of 2019 and 2018 of $20.5 million and $92.1 million in the second fiscal quarters of 2019 and 2018, respectively, and the installment payments of the U.S. transition tax of $14.8 million and $14.4 million in the second fiscal quarters of 2019 and 2018, respectively.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2018 through the second fiscal quarter of 2019 (dollars in thousands):

	2nd Quarter 2018		3rd Quarter 2018		4th Quarter 2018		1st Quarter 2019		2nd Quarter 2019

Net revenues	$761,030		$780,972		$775,892		$745,159		$685,240

Gross profit margin	29.9%	%	30.3%	%	28.3%	%	28.3%	%	25.5%	%

Operating margin	16.2%	%	17.7%	%	15.4%	%	14.5%	%	11.6%	%

End-of-period backlog	$1,595,200		$1,559,700		$1,497,100		$1,331,800		$1,126,700

Book-to-bill ratio	1.17		0.95		0.94		0.79		0.69

Inventory turnover	4.6		4.4		4.5		4.3		4.3

Change in ASP vs. prior quarter	0.7%	%	0.6%	%	0.7%	%	((0.4)%	)%	((0.9)%	)%

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues decreased versus the prior fiscal quarter and the second fiscal quarter of 2018.  Distributors, particularly of semiconductor products in Asia, began to normalize their backlogs in the third fiscal quarter of 2018 and we experienced a further normalization of demand through the second fiscal quarter of 2019.  Inventory in the supply chain remains at a very high level, which continues to negatively impact orders.  Average selling prices, particularly of commodity products, have begun to decrease consistent with the decrease in demand.

Gross profit margin decreased versus the prior fiscal quarter and the second fiscal quarter of 2018.  The decreases are primarily volume-driven, and include temporary manufacturing inefficiencies as we adapt manufacturing capacities.  U.S. tariffs on goods imported from China also impacted the gross profit margin versus the second fiscal quarter of 2018.

The book-to-bill ratio in the second fiscal quarter of 2019 decreased to 0.69 versus 0.79 in the first fiscal quarter of 2019.  The book-to-bill ratios in the second fiscal quarter of 2019 for distributors and original equipment manufacturers ("OEM") were 0.55 and 0.86, respectively, versus ratios of 0.54 and 1.10, respectively, during the first fiscal quarter of 2019.

For the third fiscal quarter of 2019, we anticipate revenues between $600 million and $640 million and gross margins of 24% to 25% at the exchange rates of the second fiscal quarter of 2019.  We anticipate that inventory reductions, particularly by distributors, will have some negative impact on our revenues in the short-term.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2018 through the second fiscal quarter of 2019 (dollars in thousands):

	2nd Quarter 2018		3rd Quarter 2018		4th Quarter 2018		1st Quarter 2019		2nd Quarter 2019
MOSFETs
Net revenues	$136,559		$144,260		$139,318		$137,341		$128,842

Book-to-bill ratio	0.96		0.88		1.08		0.84		0.54

Gross profit margin	28.1%	%	27.0%	%	26.2%	%	26.3%	%	24.8%	%

Segment operating margin	20.9%	%	20.5%	%	18.9%	%	19.4%	%	17.5%	%

Diodes
Net revenues	$182,466		$186,492		$176,961		$167,840		$142,042

Book-to-bill ratio	1.08		0.86		0.83		0.63		0.52

Gross profit margin	28.7%	%	29.3%	%	26.2%	%	25.9%	%	20.3%	%

Segment operating margin	25.8%	%	26.6%	%	23.3%	%	22.7%	%	16.9%	%

Optoelectronic Components
Net revenues	$75,709		$76,443		$65,617		$60,562		$60,675

Book-to-bill ratio	1.20		0.88		0.75		0.83		0.70

Gross profit margin	34.9%	%	36.2%	%	28.8%	%	26.4%	%	26.8%	%

Segment operating margin	29.3%	%	30.3%	%	22.2%	%	19.3%	%	19.8%	%

Resistors & Inductors
Net revenues	$253,947		$257,330		$262,963		$260,471		$242,383

Book-to-bill ratio	1.16		1.02		0.94		0.92		0.88

Gross profit margin	33.5%	%	34.3%	%	32.5%	%	33.0%	%	29.5%	%

Segment operating margin	30.0%	%	31.1%	%	29.4%	%	29.6%	%	26.2%	%

Capacitors
Net revenues	$112,349		$116,447		$131,033		$118,945		$111,298

Book-to-bill ratio	1.59		1.03		1.02		0.67		0.68

Gross profit margin	22.3%	%	23.0%	%	24.7%	%	25.0%	%	23.5%	%

Segment operating margin	17.5%	%	18.6%	%	20.4%	%	20.7%	%	19.0%	%

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

On January 3, 2019, we acquired substantially all of the assets and liabilities of Bi-Metallix, Inc. ("Bi-Metallix"), a U.S.-based, privately-held provider of electron beam continuous strip welding services for $11.9 million.  We were a major customer of Bi-Metallix, and the acquired business will be vertically integrated into our Resistors & Inductors segment.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since January 3, 2019.  Bi-Metallix did not have a material impact on the Company's consolidated results for the fiscal quarter and six fiscal months ended June 29, 2019.

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

On July 29, 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.

The programs are primarily designed to reduce manufacturing fixed costs and selling, general, and administrative ("SG&A") costs company-wide, and provide management rejuvenation.  The programs in total are expected to lower costs by approximately $15 million annually when fully implemented, of which approximately 50% is expected to be realized as reduced manufacturing fixed costs and 50% is expected to be realized as reduced SG&A expenses.  We expect to incur costs (primarily cash severance expenses) of approximately $25 million related to the programs.  The implementation of these programs will not impact planned research and development activities.

We will first solicit volunteers to accept a voluntary separation / early retirement offer.  The voluntary separation benefits vary by country and job classification, but generally offer a cash loyalty bonus.  Additional involuntary terminations will likely be necessary to achieve the cost reduction targets. We expect these cost reductions to be fully achieved by December 2020.

No manufacturing facility closures are currently expected pursuant to these programs. Except for these programs, we do not anticipate any other material restructuring activities during the remainder of 2019 or 2020.  However, a continued sluggish business environment for the electronics industry or a significant economic downturn may require us to implement additional restructuring initiatives.

In uncertain times, we focus on managing our production capacities in accordance with customer requirements, and maintain discipline in terms of our fixed costs and capital expenditures. Even as we seek to manage our costs, we remain cognizant of the future requirements of our demanding markets. We continue to pursue our growth plans through investing in capacities for strategic product lines, and through increasing our resources for R&D, technical marketing, and field application engineering; supplemented by opportunistic acquisitions of specialty businesses.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was stronger during the second fiscal quarter and first six fiscal months of 2019 compared to the prior fiscal quarter and prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior fiscal quarter and prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold for the second fiscal quarter and first six fiscal months of 2019 have been favorably impacted compared to the prior fiscal quarter and prior year periods by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of products sold	74.5%%	71.7%%	70.1%%	73.0%%	70.7%%
Gross profit	25.5%%	28.3%%	29.9%%	27.0%%	29.3%%
Selling, general & administrative expenses	13.9%%	13.9%%	13.7%%	13.9%%	13.9%%
Operating income	11.6%%	14.5%%	16.2%%	13.1%%	15.4%%
Income before taxes and noncontrolling interest	10.3%%	13.4%%	12.8%%	11.9%%	12.8%%
Net earnings attributable to Vishay stockholders	6.5%%	10.1%%	13.5%%	8.4%%	11.2%%
________
Effective tax rate	36.9%%	24.3%%	-5.8%%	29.5%%	12.5%%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$685,240	$745,159	$761,030	$1,430,399	$1,477,825

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019				Six fiscal months ended June 29, 2019
	Change in net revenues		% change		Change in net revenues		% change
March 30, 2019	$	((59,919))	-8.0%	%
June 30, 2018	$	((75,790))	-10.0%	%	$	((47,426))	-3.2%	%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-7.0%%	-7.7%%	-1.3%%
Change in average selling prices	-0.9%%	-0.6%%	0.1%%
Foreign currency effects	-0.3%%	-1.9%%	-2.3%%
Acquisitions	0.0%%	0.1%%	0.3%%
Other	0.2%%	0.1%%	0.0%%
Net change	-8.0%%	-10.0%%	-3.2%%

We experienced a substantial, broad-based increase in demand for our products beginning in the first fiscal quarter of 2017 that continued through the third fiscal quarter of 2018.  Demand started to decrease in the fourth fiscal quarter of 2018 and the decrease has accelerated through the second fiscal quarter of 2019 as distributors have significantly reduced orders as they decrease their inventory.  The decrease in demand resulted in decreased net revenues compared to the prior fiscal quarter and prior year periods.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended June 29, 2019 were 25.5%%, versus 28.3% and 29.9%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the six fiscal months ended June 29, 2019 were 27.0%, versus 29.3% for the comparable prior year period.  The decreases are primarily due to the decreases in sales volume and the impacts of U.S. tariffs on goods imported from China.  We were able to offset the negative impacts of inflation and average selling price decline by cost reductions and innovation.  Contributive margin was negatively impacted by the adaptation of manufacturing capacities in the second fiscal quarter of 2019.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended						Six fiscal months ended
	June 29, 2019		March 30, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Net revenues	$128,842		$137,341		$136,559		$266,183		$264,065
Gross profit margin	24.8%	%	26.3%	%	28.1%	%	25.5%	%	26.7%	%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019				Six fiscal months ended June 29, 2019
	Change in net revenues		% change		Change in net revenues	% change
March 30, 2019	$	((8,499))	-6.2%	%
June 30, 2018	$	((7,717))	-5.7%	%	$2,118	0.8%	%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to Date
Change attributable to:
Change in volume	-5.3%%	-2.0%%	3.5%%
Decrease in average selling prices	-0.8%%	-2.8%%	-1.6%%
Foreign currency effects	-0.2%%	-1.0%%	-1.2%%
Other	0.1%%	0.1%%	0.1%%
Net change	-6.2%%	-5.7%%	0.8%%

Net revenues of the MOSFETs segment decreased significantly versus the prior fiscal quarter and prior year quarter, but increased slightly versus the prior year-to-date period.  The slight increase versus the prior year-to-date period is due to the significant increase in the first fiscal quarter versus the prior year.  The increase in net revenues versus the prior year periods from European and American end customers were offset by the significant decrease from distributors in the Americas. Significant increases in our biggest market, Asian distributors, versus the prior fiscal quarter were offset by decreases in the Americas and Europe regions and Asian end customers.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower volume and increased costs associated with lower volume.  The decrease versus the prior year periods is primarily due to the declining average selling prices and the impact of U.S. tariffs on goods imported from China.

The reduced demand from some end markets has had a limited impact on pricing.  We experienced a slight decrease in average selling prices versus the prior fiscal quarter and prior year periods.

We continue to invest to expand manufacturing capacity for strategic product lines at our internal fab and at third-party foundries.

Diodes

Net revenues and gross profit margin of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended						Six fiscal months ended
	June 29, 2019		March 30, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Net revenues	$142,042		$167,840		$182,466		$309,882		$349,483
Gross profit margin	20.3%	%	25.9%	%	28.7%	%	23.3%	%	27.4%	%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019				Six fiscal months ended June 29, 2019
	Change in net revenues		% change		Change in net revenues		% change
March 30, 2019	$	((25,798))	-15.4%	%
June 30, 2018	$	((40,424))	-22.2%	%	$	((39,601))	-11.3%	%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-13.6%%	-20.8%%	-10.7%%
Change in average selling prices	-2.4%%	-0.8%%	1.1%%
Foreign currency effects	-0.2%%	-1.2%%	-1.6%%
Other	0.8%%	0.6%%	-0.1%%
Net change	-15.4%%	-22.2%%	-11.3%%

Net revenues of our Diodes segment declined significantly versus the prior fiscal quarter and prior year periods.  Net revenues decreased significantly in all regions and sales channels, except Asia end customers that decreased moderately, versus the prior fiscal quarter.  Net revenues decreased significantly in all regions and sales channels versus the prior year periods.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decrease versus the prior fiscal quarter is primarily due to the decreased volume, lower average selling prices, and a reduction in inventory.  The decrease versus the prior year periods is primarily due to the significant decrease in volume and the impact of U.S. tariffs on goods imported from China.

Average selling prices decreased versus the prior fiscal quarter and prior year quarter, but increased versus the prior year-to-date period.  The decrease versus the prior fiscal quarter and prior year quarter is primarily due to increased pricing pressure resulting from decreased demand.  The slight increase versus the prior year-to-date period is primarily due to a more favorable customer mix and the impact of U.S. tariffs passed through to customers.

Optoelectronic Components

Net revenues and gross profit margin of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended						Six fiscal months ended
	June 29, 2019		March 30, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Net revenues	$60,675		$60,562		$75,709		$121,237		$147,667
Gross profit margin	26.8%	%	26.4%	%	34.9%	%	26.6%	%	36.3%	%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019				Six fiscal months ended June 29, 2019
	Change in net revenues		% change		Change in net revenues		% change
March 30, 2019		$113	0.2%	%
June 30, 2018	$	((15,034))	-19.9%	%	$	((26,430))	-17.9%	%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	0.6%%	-16.8%%	-14.3%%
Decrease in average selling prices	-0.1%%	-2.5%%	-2.4%%
Foreign currency effects	-0.5%%	-1.8%%	-2.2%%
Other	0.2%%	1.2%%	1.0%%
Net change	0.2%%	-19.9%%	-17.9%%

Net revenues of our Optoelectronic Components segment increased slightly versus the prior fiscal quarter, but decreased significantly versus the prior year periods.  Increased revenue versus the prior fiscal quarter from Asian and European distributors and American end customers was offset by decreased revenue from American distributors and Asian and European end customers.   The decrease versus the prior year periods is due to all regions and sales channels, particularly Asian and American distributors.  Lower average selling prices and negative foreign currency impacts also contributed to the decreases.

The gross profit margin increased slightly versus the prior fiscal quarter, but decreased versus the prior year periods.  The decreases versus the prior year periods are primarily due to decreased volume, lower average selling prices, and a less profitable product mix.

The pricing pressure for our established Optoelectronic Components products increases as demand decreases.  The significant decrease in demand versus the prior year periods results in decreased average selling prices.

Resistors & Inductors

Net revenues and gross profit margin of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended						Six fiscal months ended
	June 29, 2019		March 30, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Net revenues	$242,383		$260,471		$253,947		$502,854		$497,993
Gross profit margin	29.5%	%	33.0%	%	33.5%	%	31.3%	%	32.8%	%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019				Six fiscal months ended June 29, 2019
	Change in net revenues		% change		Change in net revenues	% change
March 30, 2019	$	((18,088))	-6.9%	%
June 30, 2018	$	((11,564))	-4.6%	%	$4,861	1.0%	%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-4.8%%	-2.0%%	2.0%%
Change in average selling prices	-0.4%%	0.0%%	0.1%%
Foreign currency effects	-0.4%%	-2.3%%	-2.8%%
Acquisitions	0.0%%	0.3%%	0.9%%
Other	-1.3%%	-0.6%%	0.8%%
Net change	-6.9%%	-4.6%%	1.0%%

Net revenues of the Resistors & Inductors segment decreased significantly versus the prior fiscal quarter, moderately versus the prior year quarter, but increased slightly versus the prior year-to-date period.  The increase versus the prior year-to-date period is due to the significant increase in net revenues in the first fiscal quarter of 2019 versus the prior year.  Net revenues decreased for all regions versus the prior fiscal quarter and prior year quarter, except for the Americas region, which increased versus the prior year quarter.  The decrease in net revenues versus the prior fiscal quarter is primarily due to distribution customers and the industrial and automotive end markets.  The decrease in net revenues versus the prior year quarter is primarily due to distribution customers.

The gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower volume, inefficiencies caused by lower volume, and a less profitable product mix.  The decrease versus the prior year periods is primarily due to lower volume, inefficiencies caused by lower volume, increased labor costs, and a reduction in inventory.

Due to the strong business environment throughout 2018, average selling prices increased through the first nine fiscal months of 2018 before starting to decrease consistent with our historical experience in the fourth fiscal quarter of 2018.  This resulted in average selling prices that were slightly lower versus the prior fiscal quarter and unchanged or slightly higher versus the prior year periods.

Capital spending projects continue for strategic product lines.

Capacitors

Net revenues and gross profit margin of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended						Six fiscal months ended
	June 29, 2019		March 30, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Net revenues	$111,298		$118,945		$112,349		$230,243		$218,617
Gross profit margin	23.5%	%	25.0%	%	22.3%	%	24.3%	%	22.6%	%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019				Six fiscal months ended June 29, 2019
	Change in net revenues		% change		Change in net revenues	% change
March 30, 2019	$	((7,647))	-6.4%	%
June 30, 2018	$	((1,051))	-0.9%	%	$11,626	5.3%	%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-5.4%%	0.6%%	7.0%%
Change in average selling prices	-0.4%%	1.9%%	2.1%%
Foreign currency effects	-0.4%%	-3.0%%	-3.5%%
Other	-0.2%%	-0.4%%	-0.3%%
Net change	-6.4%%	-0.9%%	5.3%%

Net revenues of the Capacitors segment decreased significantly versus the prior fiscal quarter, decreased slightly versus the prior year quarter, but increased significantly versus the prior year-to-date period.  The decrease in net revenues versus the prior fiscal quarter is primarily due to decreases in the Americas and Europe regions, distribution customers, and the industrial and automotive end markets.  The decrease versus the prior year quarter is primarily due to decreases in the Asia and Europe regions and the automotive end market.  The increase versus the prior year-to-date period is primarily due to increases in the Americas and Europe regions and distribution customers.

The gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower sales volume and increased metal and labor costs, partially offset by fixed cost reductions.  The increase versus the prior year periods is primarily due to increased sales volume, higher average selling prices, and more profitable product mix.

Average selling prices decreased slightly versus the prior fiscal quarter, but increased slightly versus the prior year periods, consistent with fluctuations in demand.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended						Six fiscal months ended
	June 29, 2019		March 30, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Total SG&A expenses	$95,112		$103,424		$103,945		$198,536		$205,183
as a percentage of revenues	13.9%	%	13.9%	%	13.7%	%	13.9%	%	13.9%	%

The overall decrease in SG&A expenses is primarily attributable to reductions to incentive compensation and favorable foreign currency exchange impacts.

Certain items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Amortization of intangible assets	$2,115	$2,139	$3,224	$4,254	$6,425
Net loss (gain) on sales of assets	11	((173))	((2,066))	((162))	((2,242))

Certain intangible assets became fully amortized in the third fiscal quarter of 2018.

On July 29, 2019, we announced a restructuring program targeting SG&A expenses.  See "Cost Management" above.

Other Income (Expense)

Interest expense for the fiscal quarter ended June 29, 2019 decreased $0.2 million versus both fiscal quarters ended March 30, 2019 and June 30, 2018.  Interest expense for the six fiscal months ended June 29, 2019 increased by $0.5 million versus the six fiscal months ended June 30, 2018.  The decrease versus the prior fiscal quarter is primarily due to reduced interest expense on the convertible senior debentures as a result of the convertible senior debentures repurchased in the first fiscal quarter of 2019.  The decrease versus the prior year quarter is primarily due to reduced interest expense on the revolving credit facility and the convertible senior debentures as a result of using cash repatriated in 2018 to reduce the outstanding balance of the revolving credit facility and to repurchase convertible senior debentures.  The increase versus the prior year-to-date period is primarily attributable to the issuance of convertible senior notes due 2025 in the second fiscal quarter of 2018, partially offset by the effects of convertible senior debenture repurchases and the reduced outstanding balance on the revolving credit facility .

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	June 29, 2019		June 30, 2018	Change
Foreign exchange gain (loss)	$	((481))	$1,182	$	((1,663))
Interest income		2,147	2,762		((615))
Investment income (expense)		1,399	((550))		1,949
Other		((95))	3		((98))
		$2,970	$3,397	$	((427))

	Fiscal quarters ended
	June 29, 2019		March 30, 2019		Change
Foreign exchange gain (loss)	$	((481))	$	((470))	$	((11))
Interest income		2,147		2,199		((52))
Investment income (expense)		1,399		3,590		((2,191))
Other		((95))		((11))		((84))
		$2,970		$5,308	$	((2,338))

	Six fiscal months ended
	June 29, 2019		June 30, 2018		Change
Foreign exchange gain (loss)	$	((951))	$	((743))	$	((208))
Interest income		4,346		4,798		((452))
Investment income (expense)		4,989		((1,454))		6,443
Other		((106))		((51))		((55))
		$8,278		$2,550		$5,728

Income Taxes

For the fiscal quarter ended June 29, 2019, our effective tax rate was 36.9%%, as compared to 24.3%% and ((5.8)%)% for the fiscal quarters ended March 30, 2019 and June 30, 2018, respectively.  For the six fiscal months ended June 29, 2019, our effective tax rate was 29.5%%, as compared to 12.5%% for the six fiscal months ended June 30, 2018.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each period presented.

We recorded tax benefits of $0.6 million during the six fiscal months ended June 29, 2019, due to the remeasurement of the deferred tax liability related to our cash repatriation program.  These types of remeasurement adjustments will continue until the amounts are repatriated.  During the second fiscal quarter of 2019, we repatriated approximately $73.6 million to the United States, and paid withholding and foreign taxes of approximately $20.5 million.  We expect to repatriate an additional approximately $104 million to the United States in the third fiscal quarter of 2019, net of withholding and foreign taxes of about $15 million.

As part of our cash repatriation activity, we settled an intercompany loan, which previously had been accounted for at the historical foreign exchange rate (akin to an equity contribution) because the debtor entity did not have the intent or ability to repay such intercompany loan.   Currency translation adjustments were recorded in accumulated other comprehensive income, and were not included in U.S. GAAP pre-tax income.  Our cash repatriation activity resulted in the ability to repay such intercompany loan.  Upon settlement of this intercompany loan, the foreign entity realized a taxable gain.  Income tax expense for the fiscal quarter and six fiscal months ended June 29, 2019 includes tax expense of $7.6 million related to this tax-basis foreign exchange gain.

The effective tax rates for the fiscal quarter ended March 30, 2019 and six fiscal months ended June 29, 2019 were impacted by the effect of the repurchase of convertible senior debentures in the first fiscal quarter of 2019.  We recognized a tax benefit of $1.3 million in the fiscal quarter ended March 30, 2019, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

During the six fiscal months ended June 29, 2019, the liabilities for unrecognized tax benefits increased by $4.8 million on a net basis, principally due to increases for tax positions taken in the current period and interest, offset by expiration of a statute and payments.

Income tax expense for the fiscal quarter and six fiscal months ended June 30, 2018 includes additional tax expense of $12.0 million recognized as a result of additional analysis of the impact of the Tax Cuts and Jobs Act completed in the second fiscal quarter of 2018.

The Company recognized a tax benefit on the pre-tax loss on early extinguishment of debt in the second fiscal quarter of 2018.  The Company also recognized a tax benefit of $34.0 million, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

We also recorded additional tax benefits of $9.0 million and $7.7 million during the second fiscal quarter and six fiscal months ended June 30, 2018, respectively, due to the remeasurement of the deferred tax liability related to our cash repatriation program.  We repatriated $274 million to the U.S. pursuant to this program in the second fiscal quarter of 2018.  As a result of this repatriation, we paid cash taxes of $92.1 million in the second fiscal quarter of 2018.

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

During 2018, we repatriated approximately $724 million to the United States, and paid cash taxes of $156.8 million related to the repatriations.  We repatriated approximately $73.6 million to the United States, and paid cash taxes of $20.5 million related to the repatriations in 2019.  The payment of these cash taxes was recorded as an operating cash flow and any future cash taxes associated with the TCJA transition tax and related foreign taxes on repatriated cash will generally be recorded as operating cash flows.  The payment of these cash taxes significantly impacted cash flows from operations and free cash for the year ended December 31, 2018 and six fiscal months ended June 29, 2019.  We expect our business to continue to be a reliable generator of free cash, partially offset by such tax payments.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

On June 5, 2019, we entered into a new credit facility, which provides an aggregate commitment of $750 million of revolving loans available until June 5, 2024.  The new credit facility replaces our previous credit agreement that provided for an aggregate commitment of $640 million, and that was scheduled to mature on December 10, 2020.  The new credit facility also provides us the ability to request up to $300 million of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt.  At June 29, 2019, $28 million is outstanding under our credit facility.

The credit facility allows an unlimited amount of defined “Investments,” which include certain intercompany transactions and acquisitions, provided our pro forma leverage ratio is equal to or less than 2.75 to 1.00.  If our pro forma leverage ratio is greater than 2.75 to 1.00, such Investments are subject to certain limitations.

The credit facility also allows an unlimited amount of defined "Restricted Payments," which include cash dividends and share repurchases, provided our pro forma leverage ratio is equal to or less than 2.50 to 1.00.  If our pro forma leverage ratio is greater than 2.50 to 1.00, the credit facility allows such payments up to $100 million per annum (subject to a cap of $300 million for the term of the facility, with up to $25 million of any unused amount of the $100 million per annum base available for use in the next succeeding calendar year).

Borrowings under the credit facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on our leverage ratio.  Based on our current leverage ratio, borrowings bear interest at LIBOR plus 1.50%, the same as pursuant to the previous credit agreement.  The interest rate on any borrowings increases to LIBOR plus 1.75% if our leverage ratio is between 1.50 to 1 and 2.50 to 1 and further increases to 2.00% if our leverage ratio equals or exceeds 2.50 to 1.

We also pay a commitment fee, also based on its leverage ratio, on undrawn amounts.   The undrawn commitment fee, based on Vishay's current leverage ratio, is 0.25% per annum, an improvement of 5 basis points over the previous credit agreement.  Such undrawn commitment fee increases to 0.30% per annum if our leverage ratio is between 1.50 to 1 and 2.50 to 1 and further increases to 0.35% per annum if our leverage ratio equals or exceeds 2.50 to 1.

The borrowings under the credit facility are secured by a lien on substantially all assets, including  accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed solely for use in, or arising solely under the laws of, any country other than the United States, assets located solely outside of the United States and deposit and securities accounts), of Vishay and certain significant subsidiaries located in the United States, and pledges of stock in certain significant domestic and foreign subsidiaries; and are guaranteed by certain significant subsidiaries.

The credit facility also limits or restricts us from, among other things, incurring indebtedness, incurring liens on its respective assets, making investments and acquisitions (assuming our pro forma leverage ratio is greater than 2.75 to 1.00), making asset sales, and paying cash dividends and making other restricted payments (assuming our pro forma leverage ratio is greater than 2.50 to 1.00), and requires us to comply with other covenants, including the maintenance of specific financial ratios.

The financial maintenance covenants include (a) an interest coverage ratio of not less than 2.00 to 1; and (b) a leverage ratio of not more than 3.25 to 1 (and a pro forma ratio of 3.00 to 1 on the date of incurrence of additional debt). The computation of these ratios is prescribed in Article VI of the Credit Agreement between Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed June 5, 2019.

We were in compliance with all financial covenants under the credit facility at June 29, 2019.  Our interest coverage ratio and leverage ratio were 20.51 to 1 and  1.06 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

We had no amounts outstanding on our revolving credit facility at December 31, 2018. We borrowed $30 million and repaid $2 million on the new credit facility during the six fiscal months ended June 29, 2019.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $4.7 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $28 million during the six fiscal months ended June 29, 2019.

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

During the second fiscal quarter of 2019, we repatriated approximately $73.6 million to the United States, and paid withholding and foreign taxes of approximately $20.5 million.  We expect to repatriate an additional approximately $104 million to the United States in the third fiscal quarter of 2019, net of withholding and foreign taxes of about $15 million.  Substantially all of these amounts will be used to repay certain intercompany indebtedness, to pay the US transition tax, and to fund capital expansion projects.

After completing these phases of cash repatriation, there will be approximately $100 million of unremitted foreign earnings that we have deemed not permanently reinvested and thus has accrued foreign withholding and other taxes.   We continue to evaluate the timing of the reparation of these remaining amounts, and may decide to ultimately not repatriate some of these amounts.

We also continue to evaluate the TCJA's provisions and may further adjust our financial and capital structure and business practices accordingly.

As of June 29, 2019, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect to fund any future repurchases of convertible debentures, as well as other obligations required to be paid by the U.S. parent company, Vishay Intertechnology, Inc., including cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments by borrowing under our revolving credit facility.  Our U.S. subsidiaries also have operating cash needs.

Management expects to use the credit facility from time-to-time to meet certain short-term financing needs.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans.  Additional acquisition activity, share repurchases, convertible debt repurchases, or conversion of our convertible debentures may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before the maturity of our new revolving credit facility in June 2024.

Prior to three months before the maturity date, our convertible senior debentures are convertible by the holders under certain circumstances.  The convertible debentures due 2040 became convertible subsequent to the September 30, 2017 evaluation of the conversion criteria, and remained convertible for each subsequent quarterly evaluation prior to the June 29, 2019 evaluation, due to the sale price of our common stock exceeding 130% of the conversion price for the applicable periods.  The convertible senior debentures due 2040 and  due 2041 and the convertible senior notes due 2025 are not currently convertible.  At the direction of our Board of Directors, we intend, upon conversion, to repay the principal amount of the any convertible debt instruments in cash and settle any additional amounts in shares of our common stock.  We intend to finance the principal amount of any converted debentures using borrowings under our credit facility.  No conversions have occurred to date.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 0.8% due to the low interest rate environment in Europe.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The amount of short-term investments at June 29, 2019 is lower than normal due to the recently completed and planned cash repatriation activity.

The following table summarizes the components of net cash and short-term investments (debt) at June 29, 2019 and December 31, 2018 (in thousands):

	June 29, 2019	December 31, 2018

Credit facility	$28,000	$-
Convertible senior notes, due 2025*	502,071	495,203
Convertible senior debentures, due 2040*	146	539
Convertible senior debentures, due 2041*	8,132	12,812
Convertible senior debentures, due 2042*	-	923
Deferred financing costs	((18,486))	((14,968))
Total debt	519,863	494,509

Cash and cash equivalents	790,906	686,032
Short-term investments	163	78,286

Net cash and short-term investments (debt)	$271,206	$269,809

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

Our financial condition as of June 29, 2019 continued to be strong, with a current ratio (current assets to current liabilities) of 3.4 to 1, as compared to 2.8 to 1 as of December 31, 2018.  The increase is primarily due to the decrease in accounts payable and other accrued expenses.  Our ratio of total debt to Vishay stockholders' equity was 0.35 to 1 at June 29, 2019, as compared to 0.36 to 1 at December 31, 2018.  The slight decrease in the ratio is primarily due to increased retained earnings.

Cash flows provided by operating activities were $135.8 million for the six fiscal months ended June 29, 2019, as compared to cash flows provided by operations of $38.2 million for the six fiscal months ended June 30, 2018.

Cash paid for property and equipment for the six fiscal months ended June 29, 2019 was $70.1 million, as compared to $76.6 million for the six fiscal months ended June 30, 2018. We expect capital spending of approximately $150 million in 2019, which reflects lower short-term market requirements.

Cash paid for dividends to our common and Class B common stockholders totalled $26.0 million and $22.0 million for the six fiscal months ended June 29, 2019 and June 30, 2018, respectively.  On May 7, 2018, our Board of Directors increased the quarterly dividend to $0.085 per share, representing a 26% increase over the previous quarterly dividend.  On May 8, 2019, our Board of Directors increased the quarterly dividend to $0.095 per share, representing a 12% increase over the previous quarterly dividend.  We expect dividend payments in 2019 to total approximately $53.4 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 15, 2019, includes a table of contractual commitments.  There were no material changes to these commitments during the six fiscal months ended June 29, 2019.

Dividends

In 2014, our Board of Directors approved the initiation of a quarterly cash dividend program.  Quarterly cash dividends have been paid in each quarter since the first fiscal quarter of 2014.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended March 30, 2019	$12,277	March
Three fiscal months ended June 29, 2019	13,723	June

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 15, 2019 and Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, filed with the SEC on May 9, 2019 describe certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

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

10.1
Credit Agreement, dated as of June 5, 2019 among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed June 5, 2019.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 29, 2019, furnished in XBRL (eXtensible Business Reporting Language)).
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

Date:  July 30, 2019