Form 10-Q/A
period 2019-06-29
VISHAY INTERTECHNOLOGY INC
filed 2019-07-31
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

EXPLANATORY NOTE

This amendment is being filed to furnish Exhibit 101, Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 29, 2019, furnished in iXBRL (Inline eXtensible Business Reporting Language)), which had been inadvertently omitted from the original filing.  For the convenience of the reader, this report on Form 10-Q/A refiles in its entirety our Form 10-Q.  Additionally, this filing includes updated CEO and CFO certifications filed as Exhibits 31.1, 31.2, 32.1, and 32.2.  No other changes have been made to the original filing.

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

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$13,188	$1,213	$1,752,506	$(362,254)	$25,714	$1,430,367	$2,032	$1,432,399
Cumulative effect of accounting change for adoption of ASU 2016-01	-	-	-	1,801	(1,801)	-	-	-
Net earnings	-	-	-	62,366	-	62,366	179	62,545
Other comprehensive income	-	-	-	-	28,631	28,631	-	28,631
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-
Conversion of Class B shares (31,800 shares)	3	(3)	-	-	-	-	-	-
Temporary equity reclassification	-	-	1,080	-	-	1,080	-	1,080
Issuance of stock and related tax withholdings for vested restricted stock units (211,328 shares)	21	-	(2,318)	-	-	(2,297)	-	(2,297)
Dividends declared ($0.0675 per share)	-	-	11	(9,746)	-	(9,735)	-	(9,735)
Stock compensation expense	-	-	2,483	-	-	2,483	-	2,483
Balance at March 31, 2018	$13,212	$1,210	$1,753,762	$(307,833)	$52,544	$1,512,895	$2,211	$1,515,106
Net earnings	-	-	-	103,097	-	103,097	165	103,262
Other comprehensive income	-	-	-	-	(59,962)	(59,962)	-	(59,962)
Distributions to noncontrolling interests	-	-	-	-	-	-	(525)	(525)
Temporary equity reclassification	-	-	699	-	-	699	-	699
Dividends declared ($0.0850 per share)	-	-	14	(12,272)	-	(12,258)	-	(12,258)
Stock compensation expense	-	-	778	-	-	778	-	778
Issuance of convertible notes due 2025	-	-	85,262	-	-	85,262	-	85,262
Repurchase of convertible debentures due 2040 and due 2042	-	-	(246,573)	-	-	(246,573)	-	(246,573)
Balance at June 30, 2018	$13,212	$1,210	$1,593,942	$(217,008)	$(7,418)	$1,383,938	$1,851	$1,385,789

Balance at December 31, 2018	$13,212	$1,210	$1,436,011	$(61,258)	$(6,791)	$1,382,384	$2,286	$1,384,670
Cumulative effect of accounting change for adoption of ASU 2016-02	-	-	-	23,013	-	23,013	-	23,013
Net earnings	-	-	-	75,459	-	75,459	182	75,641
Other comprehensive income	-	-	-	-	(8,532)	(8,532)	-	(8,532)
Conversion of Class B shares (18 shares)	-	-	-	-	-	-	-	-
Temporary equity reclassification	-	-	3	-	-	3	-	3
Issuance of stock and related tax withholdings for vested restricted stock units (220,718 shares)	22	-	(2,681)	-	-	(2,659)	-	(2,659)
Dividends declared ($0.0850 per share)	-	-	15	(12,292)	-	(12,277)	-	(12,277)
Stock compensation expense	-	-	3,536	-	-	3,536	-	3,536
Repurchase of convertible senior debentures	-	-	(11,783)	-	-	(11,783)	-	(11,783)
Balance at March 30, 2019	$13,234	$1,210	$1,425,101	$24,922	$(15,323)	$1,449,144	$2,468	$1,451,612
Net earnings	-	-	-	44,477	-	44,477	258	44,735
Other comprehensive income	-	-	-	-	9,007	9,007	-	9,007
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Temporary equity reclassification	-	-	206	-	-	206	-	206
Issuance of stock and related tax withholdings for vested restricted stock units (9,906 shares)	1	-	(50)	-	-	(49)	-	(49)
Dividends declared ($0.0950 per share)	-	-	17	(13,740)	-	(13,723)	-	(13,723)
Stock compensation expense	-	-	890	-	-	890	-	890
Balance at June 29, 2019	$13,235	$1,210	$1,426,164	$55,659	$(6,316)	$1,489,952	$2,126	$1,492,078

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018

GAAP net earnings attributable to Vishay stockholders	$44,477	$75,459	$103,097	$119,936	$165,463

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	-	1,307	17,309	1,307	17,309

Reconciling items affecting tax expense:
Effects of tax-basis foreign exchange gain	$7,554	$-	$-	$7,554	$-
Enactment of TCJA	-	-	12,000	-	12,000
Effects of cash repatriation program	(48)	(585)	(9,006)	(633)	(7,690)
Change in deferred taxes due to early extinguishment of debt	-	(1,312)	(33,963)	(1,312)	(33,963)
Tax effects of pre-tax items above	-	(290)	(3,784)	(290)	(3,784)

Adjusted net earnings	$51,983	$74,579	$85,653	$126,562	$149,335

Adjusted weighted average diluted shares outstanding	145,023	145,289	157,657	145,158	158,580

Adjusted earnings per diluted share	$0.36	$0.51	$0.54	$0.87	$0.94

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net cash provided by (used in) continuing operating activities	$56,301	$79,518	$(8,689)	$135,819	$38,170
Proceeds from sale of property and equipment	69	395	8,194	464	8,378
Less: Capital expenditures	(33,781)	(36,367)	(48,373)	(70,148)	(76,646)
Free cash	$22,589	$43,546	$(48,868)	$66,135	$(30,098)

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

	2nd Quarter 2018	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019	2nd Quarter 2019

Net revenues	$761,030	$780,972	$775,892	$745,159	$685,240

Gross profit margin	29.9%	30.3%	28.3%	28.3%	25.5%

Operating margin	16.2%	17.7%	15.4%	14.5%	11.6%

End-of-period backlog	$1,595,200	$1,559,700	$1,497,100	$1,331,800	$1,126,700

Book-to-bill ratio	1.17	0.95	0.94	0.79	0.69

Inventory turnover	4.6	4.4	4.5	4.3	4.3

Change in ASP vs. prior quarter	0.7%	0.6%	0.7%	(0.4)%	(0.9)%

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

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2018 through the second fiscal quarter of 2019 (dollars in thousands):

	2nd Quarter 2018	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019	2nd Quarter 2019
MOSFETs
Net revenues	$136,559	$144,260	$139,318	$137,341	$128,842

Book-to-bill ratio	0.96	0.88	1.08	0.84	0.54

Gross profit margin	28.1%	27.0%	26.2%	26.3%	24.8%

Segment operating margin	20.9%	20.5%	18.9%	19.4%	17.5%

Diodes
Net revenues	$182,466	$186,492	$176,961	$167,840	$142,042

Book-to-bill ratio	1.08	0.86	0.83	0.63	0.52

Gross profit margin	28.7%	29.3%	26.2%	25.9%	20.3%

Segment operating margin	25.8%	26.6%	23.3%	22.7%	16.9%

Optoelectronic Components
Net revenues	$75,709	$76,443	$65,617	$60,562	$60,675

Book-to-bill ratio	1.20	0.88	0.75	0.83	0.70

Gross profit margin	34.9%	36.2%	28.8%	26.4%	26.8%

Segment operating margin	29.3%	30.3%	22.2%	19.3%	19.8%

Resistors & Inductors
Net revenues	$253,947	$257,330	$262,963	$260,471	$242,383

Book-to-bill ratio	1.16	1.02	0.94	0.92	0.88

Gross profit margin	33.5%	34.3%	32.5%	33.0%	29.5%

Segment operating margin	30.0%	31.1%	29.4%	29.6%	26.2%

Capacitors
Net revenues	$112,349	$116,447	$131,033	$118,945	$111,298

Book-to-bill ratio	1.59	1.03	1.02	0.67	0.68

Gross profit margin	22.3%	23.0%	24.7%	25.0%	23.5%

Segment operating margin	17.5%	18.6%	20.4%	20.7%	19.0%

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

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of products sold	74.5%	71.7%	70.1%	73.0%	70.7%
Gross profit	25.5%	28.3%	29.9%	27.0%	29.3%
Selling, general & administrative expenses	13.9%	13.9%	13.7%	13.9%	13.9%
Operating income	11.6%	14.5%	16.2%	13.1%	15.4%
Income before taxes and noncontrolling interest	10.3%	13.4%	12.8%	11.9%	12.8%
Net earnings attributable to Vishay stockholders	6.5%	10.1%	13.5%	8.4%	11.2%
________
Effective tax rate	36.9%	24.3%	-5.8%	29.5%	12.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$685,240	$745,159	$761,030	$1,430,399	$1,477,825

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019		Six fiscal months ended June 29, 2019
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2019	$(59,919)	-8.0%
June 30, 2018	$(75,790)	-10.0%	$(47,426)	-3.2%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-7.0%	-7.7%	-1.3%
Change in average selling prices	-0.9%	-0.6%	0.1%
Foreign currency effects	-0.3%	-1.9%	-2.3%
Acquisitions	0.0%	0.1%	0.3%
Other	0.2%	0.1%	0.0%
Net change	-8.0%	-10.0%	-3.2%

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

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended June 29, 2019 were 25.5%, versus 28.3% and 29.9%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the six fiscal months ended June 29, 2019 were 27.0%, versus 29.3% for the comparable prior year period.  The decreases are primarily due to the decreases in sales volume and the impacts of U.S. tariffs on goods imported from China.  We were able to offset the negative impacts of inflation and average selling price decline by cost reductions and innovation.  Contributive margin was negatively impacted by the adaptation of manufacturing capacities in the second fiscal quarter of 2019.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$128,842	$137,341	$136,559	$266,183	$264,065
Gross profit margin	24.8%	26.3%	28.1%	25.5%	26.7%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019		Six fiscal months ended June 29, 2019
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2019	$(8,499)	-6.2%
June 30, 2018	$(7,717)	-5.7%	$2,118	0.8%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to Date
Change attributable to:
Change in volume	-5.3%	-2.0%	3.5%
Decrease in average selling prices	-0.8%	-2.8%	-1.6%
Foreign currency effects	-0.2%	-1.0%	-1.2%
Other	0.1%	0.1%	0.1%
Net change	-6.2%	-5.7%	0.8%

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

We continue to invest to expand manufacturing capacity for strategic product lines at our internal fab and at third-party foundries.

Diodes

Net revenues and gross profit margin of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$142,042	$167,840	$182,466	$309,882	$349,483
Gross profit margin	20.3%	25.9%	28.7%	23.3%	27.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019		Six fiscal months ended June 29, 2019
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2019	$(25,798)	-15.4%
June 30, 2018	$(40,424)	-22.2%	$(39,601)	-11.3%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-13.6%	-20.8%	-10.7%
Change in average selling prices	-2.4%	-0.8%	1.1%
Foreign currency effects	-0.2%	-1.2%	-1.6%
Other	0.8%	0.6%	-0.1%
Net change	-15.4%	-22.2%	-11.3%

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

Optoelectronic Components

Net revenues and gross profit margin of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$60,675	$60,562	$75,709	$121,237	$147,667
Gross profit margin	26.8%	26.4%	34.9%	26.6%	36.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019		Six fiscal months ended June 29, 2019
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2019	$113	0.2%
June 30, 2018	$(15,034)	-19.9%	$(26,430)	-17.9%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	0.6%	-16.8%	-14.3%
Decrease in average selling prices	-0.1%	-2.5%	-2.4%
Foreign currency effects	-0.5%	-1.8%	-2.2%
Other	0.2%	1.2%	1.0%
Net change	0.2%	-19.9%	-17.9%

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

Resistors & Inductors

Net revenues and gross profit margin of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$242,383	$260,471	$253,947	$502,854	$497,993
Gross profit margin	29.5%	33.0%	33.5%	31.3%	32.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019		Six fiscal months ended June 29, 2019
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2019	$(18,088)	-6.9%
June 30, 2018	$(11,564)	-4.6%	$4,861	1.0%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-4.8%	-2.0%	2.0%
Change in average selling prices	-0.4%	0.0%	0.1%
Foreign currency effects	-0.4%	-2.3%	-2.8%
Acquisitions	0.0%	0.3%	0.9%
Other	-1.3%	-0.6%	0.8%
Net change	-6.9%	-4.6%	1.0%

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

Capital spending projects continue for strategic product lines.

Capacitors

Net revenues and gross profit margin of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$111,298	$118,945	$112,349	$230,243	$218,617
Gross profit margin	23.5%	25.0%	22.3%	24.3%	22.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2019		Six fiscal months ended June 29, 2019
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2019	$(7,647)	-6.4%
June 30, 2018	$(1,051)	-0.9%	$11,626	5.3%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-5.4%	0.6%	7.0%
Change in average selling prices	-0.4%	1.9%	2.1%
Foreign currency effects	-0.4%	-3.0%	-3.5%
Other	-0.2%	-0.4%	-0.3%
Net change	-6.4%	-0.9%	5.3%

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

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total SG&A expenses	$95,112	$103,424	$103,945	$198,536	$205,183
as a percentage of revenues	13.9%	13.9%	13.7%	13.9%	13.9%

The overall decrease in SG&A expenses is primarily attributable to reductions to incentive compensation and favorable foreign currency exchange impacts.

Certain items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2019	March 30, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Amortization of intangible assets	$2,115	$2,139	$3,224	$4,254	$6,425
Net loss (gain) on sales of assets	11	(173)	(2,066)	(162)	(2,242)

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

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	June 29, 2019	June 30, 2018	Change
Foreign exchange gain (loss)	$(481)	$1,182	$(1,663)
Interest income	2,147	2,762	(615)
Investment income (expense)	1,399	(550)	1,949
Other	(95)	3	(98)
	$2,970	$3,397	$(427)

	Fiscal quarters ended
	June 29, 2019	March 30, 2019	Change
Foreign exchange gain (loss)	$(481)	$(470)	$(11)
Interest income	2,147	2,199	(52)
Investment income (expense)	1,399	3,590	(2,191)
Other	(95)	(11)	(84)
	$2,970	$5,308	$(2,338)

	Six fiscal months ended
	June 29, 2019	June 30, 2018	Change
Foreign exchange gain (loss)	$(951)	$(743)	$(208)
Interest income	4,346	4,798	(452)
Investment income (expense)	4,989	(1,454)	6,443
Other	(106)	(51)	(55)
	$8,278	$2,550	$5,728

Income Taxes

For the fiscal quarter ended June 29, 2019, our effective tax rate was 36.9%, as compared to 24.3% and (5.8)% for the fiscal quarters ended March 30, 2019 and June 30, 2018, respectively.  For the six fiscal months ended June 29, 2019, our effective tax rate was 29.5%, as compared to 12.5% for the six fiscal months ended June 30, 2018.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each period presented.

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

The amount of short-term investments at June 29, 2019 is lower than normal due to the recently completed and planned cash repatriation activity.

The following table summarizes the components of net cash and short-term investments (debt) at June 29, 2019 and December 31, 2018 (in thousands):

	June 29, 2019	December 31, 2018

Credit facility	$28,000	$-
Convertible senior notes, due 2025*	502,071	495,203
Convertible senior debentures, due 2040*	146	539
Convertible senior debentures, due 2041*	8,132	12,812
Convertible senior debentures, due 2042*	-	923
Deferred financing costs	(18,486)	(14,968)
Total debt	519,863	494,509

Cash and cash equivalents	790,906	686,032
Short-term investments	163	78,286

Net cash and short-term investments (debt)	$271,206	$269,809

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 29, 2019, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
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

Date:  July 31, 2019