Form 10-Q
period 2019-09-28
VISHAY INTERTECHNOLOGY INC
filed 2019-10-30
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 28, 2019

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
☐ Yes  ☒ No

As of October 25, 2019, the registrant had 132,348,357 shares of its common stock and 12,097,409 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
September 28, 2019

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	September 28, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$731,483	$686,032
Short-term investments	56,043	78,286
Accounts receivable, net	335,189	397,020
Inventories:
Finished goods	129,485	138,112
Work in process	189,757	190,982
Raw materials	125,411	150,566
Total inventories	444,653	479,660

Prepaid expenses and other current assets	123,712	142,888
Total current assets	1,691,080	1,783,886

Property and equipment, at cost:
Land	74,053	87,622
Buildings and improvements	570,727	619,445
Machinery and equipment	2,551,127	2,510,001
Construction in progress	113,639	125,109
Allowance for depreciation	(2,381,868)	(2,373,176)
Property and equipment, net	927,678	969,001

Right of use assets	93,103	-

Goodwill	150,309	147,480

Other intangible assets, net	62,265	65,688

Other assets	147,751	140,143
Total assets	$3,072,186	$3,106,198

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	September 28, 2019	December 31, 2018
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$7	$18
Trade accounts payable	141,472	218,322
Payroll and related expenses	131,751	141,670
Lease liabilities	16,932	-
Other accrued expenses	164,995	229,660
Income taxes	25,945	54,436
Total current liabilities	481,102	644,106

Long-term debt less current portion	496,262	494,509
U.S. transition tax payable	140,196	154,953
Deferred income taxes	47,246	85,471
Long-term lease liabilities	80,998	-
Other liabilities	90,174	79,489
Accrued pension and other postretirement costs	248,357	260,984
Total liabilities	1,584,335	1,719,512

Redeemable convertible debentures	-	2,016

Equity:
Vishay stockholders' equity
Common stock	13,235	13,212
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,427,049	1,436,011
Retained earnings (accumulated deficit)	71,956	(61,258)
Accumulated other comprehensive income (loss)	(27,952)	(6,791)
Total Vishay stockholders' equity	1,485,498	1,382,384
Noncontrolling interests	2,353	2,286
Total equity	1,487,851	1,384,670
Total liabilities, temporary equity, and equity	$3,072,186	$3,106,198

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	September 28, 2019	September 29, 2018

Net revenues	$628,329	$780,972
Costs of products sold	478,250	544,676
Gross profit	150,079	236,296

Selling, general, and administrative expenses	91,796	98,198
Restructuring and severance costs	7,255	-
Operating income	51,028	138,098

Other income (expense):
Interest expense	(8,564)	(10,813)
Other components of net periodic pension cost	(3,348)	(3,367)
Other	5,066	2,890
Total other income (expense)	(6,846)	(11,290)

Income before taxes	44,182	126,808

Income tax expense	13,917	48,737

Net earnings	30,265	78,071

Less: net earnings attributable to noncontrolling interests	227	195

Net earnings attributable to Vishay stockholders	$30,038	$77,876

Basic earnings per share attributable to Vishay stockholders	$0.21	$0.54

Diluted earnings per share attributable to Vishay stockholders	$0.21	$0.51

Weighted average shares outstanding - basic	144,628	144,383

Weighted average shares outstanding - diluted	145,027	152,946

Cash dividends per share	$0.0950	$0.0850

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	September 28, 2019	September 29, 2018

Net earnings	$30,265	$78,071

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,368	1,670

Foreign currency translation adjustment	(23,004)	4,277

Other comprehensive income (loss)	(21,636)	5,947

Comprehensive income	8,629	84,018

Less: comprehensive income attributable to noncontrolling interests	227	195

Comprehensive income attributable to Vishay stockholders	$8,402	$83,823

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 28, 2019	September 29, 2018

Net revenues	$2,058,728	$2,258,797
Costs of products sold	1,522,889	1,589,963
Gross profit	535,839	668,834

Selling, general, and administrative expenses	290,332	303,381
Restructuring and severance costs	7,255	-
Operating income	238,252	365,453

Other income (expense):
Interest expense	(25,160)	(26,862)
Other components of net periodic pension cost	(10,111)	(10,336)
Other	13,344	5,440
Loss on early extinguishment of debt	(1,307)	(17,309)
Total other income (expense)	(23,234)	(49,067)

Income before taxes	215,018	316,386

Income tax expense	64,377	72,508

Net earnings	150,641	243,878

Less: net earnings attributable to noncontrolling interests	667	539

Net earnings attributable to Vishay stockholders	$149,974	$243,339

Basic earnings per share attributable to Vishay stockholders	$1.04	$1.69

Diluted earnings per share attributable to Vishay stockholders	$1.03	$1.55

Weighted average shares outstanding - basic	144,602	144,364

Weighted average shares outstanding - diluted	145,114	156,702

Cash dividends per share	$0.2750	$0.2375

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	September 28, 2019	September 29, 2018

Net earnings	$150,641	$243,878

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	4,448	4,852

Foreign currency translation adjustment	(25,609)	(30,236)

Other comprehensive income (loss)	(21,161)	(25,384)

Comprehensive income	129,480	218,494

Less: comprehensive income attributable to noncontrolling interests	667	539

Comprehensive income attributable to Vishay stockholders	$128,813	$217,955

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 28, 2019	September 29, 2018

Operating activities
Net earnings	$150,641	$243,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	122,302	121,888
(Gain) loss on disposal of property and equipment	(168)	(2,216)
Accretion of interest on convertible debt instruments	10,558	6,966
Inventory write-offs for obsolescence	19,214	17,059
Deferred income taxes	(4,481)	(12,348)
Loss on extinguishment of debt	1,307	17,309
Other	9,029	13,021
Change in U.S. transition tax liability	(14,757)	(14,400)
Change in repatriation tax liability	(38,814)	(156,767)
Net change in operating assets and liabilities, net of effects of businesses acquired	(42,810)	(125,499)
Net cash provided by operating activities	212,021	108,891

Investing activities
Capital expenditures	(100,267)	(126,391)
Proceeds from sale of property and equipment	486	8,455
Purchase of businesses, net of cash received	(11,862)	(14,880)
Purchase of short-term investments	(59,440)	(172,732)
Maturity of short-term investments	79,765	577,524
Other investing activities	4,021	(1,608)
Net cash provided by (used in) investing activities	(87,297)	270,368

Financing activities
Proceeds from long-term borrowings	-	600,000
Issuance costs	(5,394)	(15,621)
Repurchase of convertible debentures	(22,695)	(584,991)
Net proceeds (payments) on revolving credit lines	-	(150,000)
Net changes in short-term borrowings	(12)	-
Dividends paid to common stockholders	(36,396)	(31,378)
Dividends paid to Class B common stockholders	(3,327)	(2,873)
Distributions to noncontrolling interests	(600)	(525)
Cash withholding taxes paid when shares withheld for vested equity awards	(2,708)	(2,297)
Net cash used in financing activities	(71,132)	(187,685)
Effect of exchange rate changes on cash and cash equivalents	(8,141)	(11,501)

Net increase in cash and cash equivalents	45,451	180,073

Cash and cash equivalents at beginning of period	686,032	748,032
Cash and cash equivalents at end of period	$731,483	$928,105

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$13,188	$1,213	$1,752,506	$(362,254)	$25,714	$1,430,367	$2,032	$1,432,399
Cumulative effect of accounting change for adoption of ASU 2016-01	-	-	-	1,801	(1,801)	-	-	-
Net earnings	-	-	-	165,463	-	165,463	344	165,807
Other comprehensive income	-	-	-	-	(31,331)	(31,331)	-	(31,331)
Distributions to noncontrolling interests	-	-	-	-	-	-	(525)	(525)
Conversion of Class B shares (31,800 shares)	3	(3)	-	-	-	-	-	-
Temporary equity reclassification	-	-	1,779	-	-	1,779	-	1,779
Issuance of stock and related tax withholdings for vested restricted stock units (211,328 shares)	21	-	(2,318)	-	-	(2,297)	-	(2,297)
Dividends declared ($0.1525 per share)	-	-	25	(22,018)	-	(21,993)	-	(21,993)
Stock compensation expense	-	-	3,261	-	-	3,261	-	3,261
Issuance of convertible notes due 2025	-	-	85,262	-	-	85,262	-	85,262
Repurchase of convertible debentures due 2040 and due 2042	-	-	(246,573)	-	-	(246,573)	-	(246,573)
Balance at June 30, 2018	$13,212	$1,210	$1,593,942	$(217,008)	$(7,418)	$1,383,938	$1,851	$1,385,789
Net earnings	-	-	-	77,876	-	77,876	195	78,071
Other comprehensive income	-	-	-	-	5,947	5,947	-	5,947
Temporary equity reclassification	-	-	358	-	-	358	-	358
Dividends declared ($0.0850 per share)	-	-	14	(12,272)	-	(12,258)	-	(12,258)
Stock compensation expense	-	-	778	-	-	778	-	778
Balance at September 29, 2018	$13,212	$1,210	$1,595,092	$(151,404)	$(1,471)	$1,456,639	$2,046	$1,458,685

Balance at December 31, 2018	$13,212	$1,210	$1,436,011	$(61,258)	$(6,791)	$1,382,384	$2,286	$1,384,670
Cumulative effect of accounting change for adoption of ASU 2016-02	-	-	-	23,013	-	23,013	-	23,013
Net earnings	-	-	-	119,936	-	119,936	440	120,376
Other comprehensive income	-	-	-	-	475	475	-	475
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Conversion of Class B shares (18 shares)	-	-	-	-	-	-	-	-
Temporary equity reclassification	-	-	209	-	-	209	-	209
Issuance of stock and related tax withholdings for vested restricted stock units (230,624 shares)	23	-	(2,731)	-	-	(2,708)	-	(2,708)
Dividends declared ($0.1800 per share)	-	-	32	(26,032)	-	(26,000)	-	(26,000)
Stock compensation expense	-	-	4,426	-	-	4,426	-	4,426
Repurchase of convertible senior debentures	-	-	(11,783)	-	-	(11,783)	-	(11,783)
Balance at June 29, 2019	$13,235	$1,210	$1,426,164	$55,659	$(6,316)	$1,489,952	$2,126	$1,492,078
Net earnings	-	-	-	30,038	-	30,038	227	30,265
Other comprehensive income	-	-	-	-	(21,636)	(21,636)	-	(21,636)
Dividends declared ($0.0950 per share)	-	-	18	(13,741)	-	(13,723)	-	(13,723)
Stock compensation expense	-	-	867	-	-	867	-	867
Balance at September 28, 2019	$13,235	$1,210	$1,427,049	$71,956	$(27,952)	$1,485,498	$2,353	$1,487,851

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The results of operations for the fiscal quarter and nine fiscal months ended September 28, 2019 are not necessarily indicative of the results to be expected for the full year.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 2 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Beginning balance	$44,382	$38,032	$42,663	$36,680
Sales allowances	26,403	27,986	83,517	77,539
Credits issued	(34,937)	(29,293)	(90,269)	(77,091)
Foreign currency	(449)	103	(512)	(300)
Ending balance	$35,399	$36,828	$35,399	$36,828

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

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheet for the Company's operating leases as of September 28, 2019 and the net right of use assets and lease liabilities recognized upon the adoption of ASC Topic 842 on January 1, 2019 are presented below:

	September 28, 2019	January 1, 2019
Right of use assets
Operating Leases
Buildings and improvements	$88,060	$86,058
Machinery and equipment	5,043	5,404
Total	$93,103	$91,462
Current lease liabilities
Operating Leases
Buildings and improvements	$14,398	$10,644
Machinery and equipment	2,534	3,317
Total	$16,932	$13,961
Long-term lease liabilities
Operating Leases
Buildings and improvements	$78,519	$79,000
Machinery and equipment	2,479	2,823
Total	$80,998	$81,823
Total lease liabilities	$97,930	$95,784

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarter ended September 28, 2019	Nine fiscal months ended September 28, 2019
Lease expense
Operating lease expense	$5,557	$16,720
Short-term lease expense	361	2,013
Variable lease expense	9	30
Total lease expense	$5,927	$18,763

The Company paid $16,023 for its operating leases in the nine fiscal months ended September 28, 2019, which are included in operating cash flows on the consolidated condensed statement of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 9.0 years and the weighted-average discount rate is 6.1% as of September 28, 2019.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

September 28, 2019
2019 (excluding the nine fiscal months ended September 28, 2019)	$5,504
2020	19,629
2021	16,949
2022	13,633
2023	12,463
Thereafter	61,261

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

On January 3, 2019, the Company acquired substantially all of the assets of Bi-Metallix, Inc. ("Bi-Metallix"), a U.S.-based, privately-held provider of electron beam continuous strip welding services for $11,862.  The Company was a major customer of Bi-Metallix, and the acquired business is being vertically integrated into the Company's Resistors & Inductors segment.  Based on an estimate of their fair values, the Company allocated $2,900 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $3,324 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since January 3, 2019.  The inclusion of this acquisition did not have a material impact on the Company's consolidated results for the fiscal quarter and nine fiscal months ended September 28, 2019.  The goodwill related to this acquisition is included in the Resistors & Inductors reporting unit for goodwill impairment testing.

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

Note 5 – Restructuring and Related Activities

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

The Company incurred $7,255 of restructuring expenses, primarily severance costs, during the fiscal quarter and nine fiscal months ended September 28, 2019.  Cash paid for these programs was immaterial during the fiscal quarter and nine fiscal months ended September 28, 2019.  Severance benefits are generally paid in a lump sum at cessation of employment.  The current portion of the liability is $3,635 and is included in other accrued expenses in the accompanying consolidated condensed balance sheet.  The non-current portion of the liability is $3,597 and is included in other liabilities in the accompanying consolidated condensed balance sheet.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended September 28, 2019 and September 29, 2018 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

The Company repatriated $115,152 and $188,742 to the United States, and paid withholding and foreign taxes of $18,335 and $38,814 in the fiscal quarter and nine fiscal months ended September 28, 2019, respectively.  Substantially all of these amounts are being used to repay certain intercompany indebtedness, to pay the U.S. transition tax, and to fund capital expansion projects.

After completing these phases of cash repatriation, there is approximately $100,000 of unremitted foreign earnings remaining that the Company has deemed not permanently reinvested and thus has accrued foreign withholding and other taxes.   The Company continues to evaluate the timing of the reparation of these remaining amounts, and may decide to ultimately not repatriate some of these amounts.

As part of the Company’s cash repatriation activity, the Company settled an intercompany loan in the second fiscal quarter of 2019, which previously had been accounted for at the historical foreign exchange rate (akin to an equity contribution) because the debtor entity did not have the intent or ability to repay such intercompany loan.   Currency translation adjustments were recorded in accumulated other comprehensive income, and were not included in U.S. GAAP pre-tax income.  The Company’s cash repatriation activity resulted in the ability to repay such intercompany loan.  Upon settlement of this intercompany loan, the foreign entity realized a taxable gain.  Income tax expense for the nine fiscal months ended September 28, 2019 includes tax expense of $7,554 related to this tax-basis foreign exchange gain.

The Company’s repurchase of a portion of the outstanding convertible debentures in the first fiscal quarter of 2019 (see Note 7) slightly reduced the Company’s expected 2019 tax rate.  The Company recognized a tax benefit on the pre-tax loss on early extinguishment of debt.  The Company also recognized a tax benefit of $1,312, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

Income tax expense for the fiscal quarter and nine fiscal months ended September 28, 2019, includes tax expense of $2,604 and $1,971, respectively, for the periodic remeasurement of the deferred tax liability recorded for the foreign taxes associated with the Company's cash repatriation program.

During the nine fiscal months ended September 28, 2019, the liabilities for unrecognized tax benefits increased by $5,522 on a net basis, principally due to increases for tax positions taken in the current and prior periods and interest, offset by expiration of statutes and payments.

Income tax expense for the fiscal quarter and nine fiscal months ended September 29, 2018 includes additional tax expense of $13,496 and $25,496, respectively, recognized as a result of additional analysis of the impact of the Tax Cuts and Jobs Act completed throughout the first nine fiscal months of 2018.

The Company recognized a tax benefit on the pre-tax loss on early extinguishment of debt in the second fiscal quarter of 2018.  The Company also recognized a tax benefit of $33,963, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

Income tax expense for the fiscal quarter and nine fiscal months ended September 29, 2018 also included tax expense of $680 and tax benefits of $7,010, respectively, for the periodic remeasurement of the deferred tax liability recorded for the Company's cash repatriation program.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	September 28, 2019	December 31, 2018

Credit facility	$-	$-
Convertible senior notes, due 2025	505,591	495,203
Convertible senior debentures, due 2040	146	539
Convertible senior debentures, due 2041	8,175	12,812
Convertible senior debentures, due 2042	-	923
Deferred financing costs	(17,650)	(14,968)
	496,262	494,509
Less current portion	-	-
	$496,262	$494,509

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Convertible Debt Instruments

The following table summarizes some key facts and terms regarding the outstanding convertible debt instruments as of September 28, 2019:

	Convertible Senior Notes Due 2025	Convertible Senior Debentures Due 2040	Convertible Senior Debentures Due 2041
Issuance date	June 12, 2018	November 9, 2010	May 13, 2011
Maturity date	June 15, 2025	November 15, 2040	May 15, 2041
Principal amount as of September 28, 2019	$600,000	$350	$20,790
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%	8.00%	8.375%
Conversion rate effective September 11, 2019 (per $1 principal amount)	31.7924	79.6235	58.1051
Effective conversion price effective September 11, 2019 (per share)	$31.45	$12.56	$17.21
130% of the conversion price (per share)	$40.89	$16.33	$22.37
Call date	n/a	November 20, 2020	May 20, 2021

The terms of the convertible senior debentures due 2040 and due 2041 are generally congruent.  The terms of the fully retired convertible senior debentures due 2042 were also generally congruent to the convertible senior debentures due 2040 and due 2041.

Prior to three months before the maturity date, the holders may convert their convertible senior debentures due 2040 and due 2041 only under the following circumstances: (1) during any fiscal quarter after the first full quarter subsequent to issuance, if the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay's common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.  The convertible senior debentures due 2040 and due 2041 are not currently convertible.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The carrying values of the liability and equity components of the convertible debt instruments are reflected in the Company’s consolidated condensed balance sheets as follows:

	Principal amount of the debt instruments	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component (including temporary equity) -net carrying value
September 28, 2019
Convertible senior notes due 2025	$600,000	(94,409)	-	$505,591	$85,262
Convertible senior debentures due 2040 and due 2041	$21,140	(12,829)	10	$8,321	$8,767
Total	$621,140	$(107,238)	$10	$513,912	$94,029

December 31, 2018
Convertible senior notes due 2025	$600,000	(104,797)	-	$495,203	$85,262
Convertible senior debentures due 2040, due 2041, and due 2042	$36,556	(22,352)	70	$14,274	$15,092
Total	$636,556	$(127,149)	$70	$509,477	$100,354

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

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debt instruments
September 28, 2019
Convertible senior notes due 2025	$3,375	3,520	454	-	$7,349
Convertible senior debentures	$118	53	2	(10)	$163
Total	$3,493	$3,573	$456	$(10)	$7,512

September 29, 2018
Convertible senior notes due 2025	$3,375	3,334	454	-	$7,163
Convertible senior debentures	$1,609	668	23	110	$2,410
Total	$4,984	$4,002	$477	$110	$9,573

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the nine fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debt instruments
September 28, 2019
Convertible senior notes due 2025	$10,125	10,388	1,362	-	$21,875
Convertible senior debentures	$385	170	6	(32)	$529
Total	$10,510	$10,558	$1,368	$(32)	$22,404

September 29, 2018
Convertible senior notes due 2025	$4,088	3,890	605	-	$8,583
Convertible senior debentures	$7,536	3,076	109	115	$10,836
Total	$11,624	$6,966	$714	$115	$19,419

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2019	$(58,291)	$51,500	$(6,791)
Other comprehensive income before reclassifications	-	(25,609)	$(25,609)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(25,609)	$(25,609)
Amounts reclassified out of AOCI	6,136	-	$6,136
Tax effect	(1,688)	-	$(1,688)
Amounts reclassified out of AOCI, net of tax	4,448	-	$4,448
Net other comprehensive income	$4,448	$(25,609)	$(21,161)
Balance at September 28, 2019	$(53,843)	$25,891	$(27,952)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  See Note 9 for further information.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2019 and 2018 for the Company’s defined benefit pension plans:

	Fiscal quarter ended September 28, 2019		Fiscal quarter ended September 29, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$841	$-	$900
Interest cost	424	1,271	371	1,175
Expected return on plan assets	-	(483)	-	(463)
Amortization of prior service cost	36	49	36	52
Amortization of losses	118	1,332	159	1,520
Curtailment and settlement losses	-	499	-	441
Net periodic benefit cost	$578	$3,509	$566	$3,625

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 28, 2019 and September 29, 2018 for the Company’s defined benefit pension plans:

	Nine fiscal months ended September 28, 2019		Nine fiscal months ended September 29, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,538	$-	$2,775
Interest cost	1,272	3,843	1,113	3,628
Expected return on plan assets	-	(1,462)	-	(1,430)
Amortization of prior service cost	108	150	108	161
Amortization of losses	354	4,035	477	4,690
Curtailment and settlement losses	-	1,504	-	1,358
Net periodic benefit cost	$1,734	$10,608	$1,698	$11,182

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2019 and 2018 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended September 28, 2019		Fiscal quarter ended September 29, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$36	$71	$35	$71
Interest cost	77	30	69	28
Amortization of prior service (credit)	-	-	(37)	-
Amortization of losses (gains)	(32)	27	(10)	26
Net periodic benefit cost	$81	$128	$57	$125

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 28, 2019 and September 29, 2018 for the Company’s other postretirement benefit plans:

	Nine fiscal months ended September 28, 2019		Nine fiscal months ended September 29, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$106	$215	$103	$219
Interest cost	232	90	205	86
Amortization of prior service (credit)	-	-	(111)	-
Amortization of losses (gains)	(96)	81	(29)	80
Net periodic benefit cost	$242	$386	$168	$385

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Restricted stock units	$867	$778	$5,116	3,825
Phantom stock units	-	-	177	214
Total	$867	$778	$5,293	4,039

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at September 28, 2019 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$3,912	0.9
Phantom stock units	-	0.0
Total	$3,912

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

Restricted Stock Units

RSU activity under the 2007 Program as of September 28, 2019 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2019	904	$14.77
Granted	314	19.85
Vested*	(361)	11.70
Cancelled or forfeited	(15)	17.71
Outstanding at September 28, 2019	842	$17.93

Expected to vest at September 28, 2019	842

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

Phantom stock unit activity under the phantom stock plan as of September 28, 2019 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2019	170
Granted	10	$17.72
Dividend equivalents issued	3
Outstanding at September 28, 2019	183

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors & Inductors	Capacitors	Total
Fiscal quarter ended September 28, 2019:
Net revenues	$126,747	$123,879	$50,702	$228,577	$98,424	$628,329

Gross profit	$30,491	$21,138	$10,883	$65,894	$21,673	$150,079

Segment operating income	$21,018	$16,420	$6,923	$57,697	$16,675	$118,733

Fiscal quarter ended September 29, 2018:
Net revenues	$144,260	$186,492	$76,443	$257,330	$116,447	$780,972

Gross profit	$38,991	$54,690	$27,653	$88,213	$26,749	$236,296

Segment operating income	$29,502	$49,561	$23,144	$80,042	$21,655	$203,904

Nine fiscal months ended September 28, 2019:
Net revenues	$392,930	$433,761	$171,939	$731,431	$328,667	$2,058,728

Gross Profit	$98,483	$93,487	$43,131	$223,178	$77,560	$535,839

Segment Operating Income	$70,237	$78,558	$30,655	$198,127	$62,402	$439,979

Nine fiscal months ended September 29, 2018:
Net revenues	$408,325	$535,975	$224,110	$755,323	$335,064	$2,258,797

Gross Profit	$109,440	$150,298	$81,290	$251,712	$76,094	$668,834

Segment Operating Income	$80,577	$134,592	$68,103	$226,292	$60,258	$569,822

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Reconciliation:
Segment Operating Income	$118,733	$203,904	$439,979	$569,822
Restructuring and severance costs	(7,255)	-	(7,255)	-
Unallocated Selling, General, and Administrative Expenses	(60,450)	(65,806)	(194,472)	(204,369)
Consolidated Operating Income	$51,028	$138,098	$238,252	$365,453
Unallocated Other Income (Expense)	(6,846)	(11,290)	(23,234)	(49,067)
Consolidated Income Before Taxes	$44,182	$126,808	$215,018	$316,386

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Distributors	$317,385	$452,051	$1,097,365	$1,302,127
OEMs	263,983	276,299	815,645	803,128
EMS companies	46,961	52,622	145,718	153,542
Total Revenue	$628,329	$780,972	$2,058,728	$2,258,797

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Asia	$231,999	$315,701	$737,918	$904,047
Europe	231,677	269,518	765,318	809,501
Americas	164,653	195,753	555,492	545,249
Total Revenue	$628,329	$780,972	$2,058,728	$2,258,797

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Industrial	$205,670	$283,134	$738,043	$858,963
Automotive	212,222	224,041	627,588	642,293
Telecommunications	34,409	51,935	132,251	144,326
Computing	47,923	62,774	143,675	163,862
Consumer Products	23,401	48,583	87,936	126,781
Power Supplies	31,103	34,899	90,704	110,468
Military and Aerospace	41,872	41,881	137,281	117,355
Medical	31,729	33,725	101,250	94,749
Total revenue	$628,329	$780,972	2,058,728	2,258,797

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Numerator:
Net earnings attributable to Vishay stockholders	$30,038	$77,876	$149,974	$243,339

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,446	144,215	144,421	144,197
Outstanding phantom stock units	182	168	181	167
Adjusted weighted average shares	144,628	144,383	144,602	144,364

Effect of dilutive securities:
Convertible and exchangeable debt instruments	6	8,062	89	11,827
Restricted stock units	393	501	423	511
Dilutive potential common shares	399	8,563	512	12,338

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	145,027	152,946	145,114	156,702

Basic earnings per share attributable to Vishay stockholders	$0.21	$0.54	$1.04	$1.69

Diluted earnings per share attributable to Vishay stockholders	$0.21	$0.51	$1.03	$1.55

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Convertible debt instruments:
Convertible Senior Notes, due 2025	19,066	19,052	19,058	7,607
Convertible Senior Debentures, due 2041	1,204	-	401	-
Weighted average other	315	307	315	307

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

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of any of the convertible debt instruments in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the convertible instruments are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt.  Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.56, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $17.21, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $31.45, no shares are included in the diluted earnings per share computation for the convertible senior notes due 2025.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
September 28, 2019
Assets:
Assets held in rabbi trusts	$51,065	$34,217	$16,848	$-
Available for sale securities	$4,328	4,328	-	-
	$55,393	$38,545	$16,848	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$-	$-	$-	$-
Embedded derivative - convertible debentures due 2041	$(10)	-	-	(10)
	$(10)	$-	$-	$(10)
December 31, 2018
Assets:
Assets held in rabbi trusts	$41,770	$26,278	15,492	$-
Available for sale securities	$4,309	4,309	-	-
	$46,079	$30,587	$15,492	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(1)	$-	$-	$(1)
Embedded derivative - convertible debentures due 2041	$(67)	-	-	(67)
Embedded derivative - convertible debentures due 2042	$(2)	-	-	(2)
	$(70)	$-	$-	$(70)

As described in Note 7, the Company allocated the aggregate repurchase payment of convertible senior debentures between the associated liability and equity components of the repurchased convertible senior debentures based on a nonrecurring fair value measurement of the convertible senior debentures due 2040, due 2041, and due 2042 immediately prior to the repurchase.  The nonrecurring fair value measurement is considered a Level 3 measurement.  See Note 7 for further information on the measurement and input.

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

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at September 28, 2019 and December 31, 2018 is approximately $592,300 and $577,200, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $513,902 and $509,407, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At September 28, 2019 and December 31, 2018, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At September 28, 2019 and December 31, 2018, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We repatriated approximately $73.6 million and $115.2 million to the United States, and paid withholding and foreign taxes of approximately $20.5 million and $18.3 million during the second and third fiscal quarters of 2019, respectively.  Substantially all of these amounts are being used to repay certain intercompany indebtedness, to repay the outstanding balance on the revolving credit facility, to pay the U.S. transition tax, and to fund capital expansion projects.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  For several years, we implemented aggressive cost reduction programs.  We continue to monitor the current economic environment and its potential effects on our customers and the end markets that we serve.  Additionally, we continue to closely monitor our costs, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  In the third fiscal quarter of 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  We believe that supply, in general, caught up with market demand in the first fiscal quarter of 2019.  The second and third fiscal quarters of 2019 were significantly impacted by a substantial decrease in orders, particularly from distribution customers, as they reduced their inventory.  This decrease has negatively impacted almost all key financial metrics, including net revenues.

Net revenues for the fiscal quarter ended September 28, 2019 were $628.3 million, compared to $685.2 million and $781.0 million for the fiscal quarters ended June 29, 2019 and September 29, 2018, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended September 28, 2019 were $30.0 million, or $0.21 per diluted share, compared to $44.5 million, or $0.31 per diluted share for the fiscal quarter ended June 29, 2019, and $77.9 million, or $0.51 per diluted share for the fiscal quarter ended September 29, 2018.

Net revenues for the nine fiscal months ended September 28, 2019 were $2,058.7 million, compared to $2,258.8 million for the nine fiscal months ended September 29, 2018.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended September 28, 2019 were $150.0 million, or $1.03 per diluted share, compared to $243.3 million, or $1.55 per diluted share for the nine fiscal months ended September 29, 2018.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2019	June 29, 2019	September 29, 2018	September 28, 2019	September 29, 2018

GAAP net earnings attributable to Vishay stockholders	$30,038	$44,477	$77,876	$149,974	$243,339

Reconciling items affecting operating margin:
Restructuring and severance costs	7,255	-	-	7,255	-

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	-	-	-	1,307	17,309

Reconciling items affecting tax expense:
Effects of tax-basis foreign exchange gain	$-	$7,554	$-	$7,554	$-
Enactment of TCJA	-	-	13,496	-	25,496
Effects of cash repatriation program	2,604	(48)	680	1,971	(7,010)
Change in deferred taxes due to early extinguishment of debt	-	-	-	(1,312)	(33,963)
Tax effects of pre-tax items above	(1,644)	-	-	(1,934)	(3,784)

Adjusted net earnings	$38,253	$51,983	$92,052	$164,815	$241,387

Adjusted weighted average diluted shares outstanding	145,027	145,023	152,946	145,114	156,702

Adjusted earnings per diluted share	$0.26	$0.36	$0.60	$1.14	$1.54

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2019	June 29, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net cash provided by continuing operating activities	$76,202	$56,301	$70,721	$212,021	$108,891
Proceeds from sale of property and equipment	22	69	77	486	8,455
Less: Capital expenditures	(30,119)	(33,781)	(49,745)	(100,267)	(126,391)
Free cash	$46,105	$22,589	$21,053	$112,240	$(9,045)

Our results for the fiscal quarters ended September 28, 2019, June 29, 2019, and September 29, 2018 and nine fiscal months ending September 28, 2019 and September 29, 2018 represent the effects of the normalization of demand that we began to experience in the fourth fiscal quarter of 2018 and has accelerated through the first nine fiscal months of 2019 as supply, in general, caught up with demand, and distributors significantly reduced their orders as they decrease their inventory. Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses. Our pre-tax results were consistent with expectations based on our business model.

Our free cash results were significantly impacted by the payment of cash taxes related to the cash repatriated to the U.S. in the second and third fiscal quarters of 2019 of $20.5 million and $18.3 million, respectively, and $92.1 million and $64.7 million in the second and third fiscal quarters of 2018, respectively, and the installment payments of the U.S. transition tax of $14.8 million and $14.4 million in the second fiscal quarters of 2019 and 2018, respectively.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2018 through the third fiscal quarter of 2019 (dollars in thousands):

	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019	2nd Quarter 2019	3rd Quarter 2019

Net revenues	$780,972	$775,892	$745,159	$685,240	$628,329

Gross profit margin	30.3%	28.3%	28.3%	25.5%	23.9%

Operating margin	17.7%	15.4%	14.5%	11.6%	8.1%

End-of-period backlog	$1,559,700	$1,497,100	$1,331,800	$1,126,700	$935,400

Book-to-bill ratio	0.95	0.94	0.79	0.69	0.72

Inventory turnover	4.4	4.5	4.3	4.3	4.1

Change in ASP vs. prior quarter	0.6%	0.7%	(0.4)%	(0.9)%	(1.1)%

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues decreased versus the prior fiscal quarter and the third fiscal quarter of 2018.  In periods where customers, particularly distributors, have high levels of inventory, backlog is less indicative of future revenues.  Distributors, particularly of semiconductor products in Asia, began to normalize their backlogs in the third fiscal quarter of 2018 and we experienced a further normalization of demand through the third fiscal quarter of 2019.  Inventory in the supply chain remains at a high level, which continues to negatively impact orders.  Average selling prices, particularly of commodity semiconductor products, have begun to decrease consistent with the decrease in demand.

Gross profit margin decreased versus the prior fiscal quarter and the third fiscal quarter of 2018.  The decreases are primarily volume-driven, and include temporary manufacturing inefficiencies as we adapt manufacturing capacities.  U.S. tariffs on goods imported from China also impacted the gross profit margin versus the third fiscal quarter of 2018.

The book-to-bill ratio in the third fiscal quarter of 2019 increased to 0.72 versus 0.69 in the second fiscal quarter of 2019.  The book-to-bill ratios in the third fiscal quarter of 2019 for distributors and original equipment manufacturers ("OEM") were 0.55 and 0.90, respectively, versus ratios of 0.55 and 0.86, respectively, during the second fiscal quarter of 2019.

For the fourth fiscal quarter of 2019, we anticipate revenues between $580 million and $620 million and gross margins of 23% to 24% at the exchange rates of the third fiscal quarter of 2019.  We anticipate that inventory reductions, particularly by distributors, will continue to have some negative impact on our revenues in the short-term.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2018 through the third fiscal quarter of 2019 (dollars in thousands):

	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019	2nd Quarter 2019	3rd Quarter 2019
MOSFETs
Net revenues	$144,260	$139,318	$137,341	$128,842	$126,747

Book-to-bill ratio	0.88	1.08	0.84	0.54	0.54

Gross profit margin	27.0%	26.2%	26.3%	24.8%	24.1%

Segment operating margin	20.5%	18.9%	19.4%	17.5%	16.6%

Diodes
Net revenues	$186,492	$176,961	$167,840	$142,042	$123,879

Book-to-bill ratio	0.86	0.83	0.63	0.52	0.57

Gross profit margin	29.3%	26.2%	25.9%	20.3%	17.1%

Segment operating margin	26.6%	23.3%	22.7%	16.9%	13.3%

Optoelectronic Components
Net revenues	$76,443	$65,617	$60,562	$60,675	$50,702

Book-to-bill ratio	0.88	0.75	0.83	0.70	0.86

Gross profit margin	36.2%	28.8%	26.4%	26.8%	21.5%

Segment operating margin	30.3%	22.2%	19.3%	19.8%	13.7%

Resistors & Inductors
Net revenues	$257,330	$262,963	$260,471	$242,383	$228,577

Book-to-bill ratio	1.02	0.94	0.92	0.88	0.86

Gross profit margin	34.3%	32.5%	33.0%	29.5%	28.8%

Segment operating margin	31.1%	29.4%	29.6%	26.2%	25.2%

Capacitors
Net revenues	$116,447	$131,033	$118,945	$111,298	$98,424

Book-to-bill ratio	1.03	1.02	0.67	0.68	0.76

Gross profit margin	23.0%	24.7%	25.0%	23.5%	22.0%

Segment operating margin	18.6%	20.4%	20.7%	19.0%	16.9%

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

On January 3, 2019, we acquired substantially all of the assets and liabilities of Bi-Metallix, Inc. ("Bi-Metallix"), a U.S.-based, privately-held provider of electron beam continuous strip welding services for $11.9 million.  We were a major customer of Bi-Metallix, and the acquired business will be vertically integrated into our Resistors & Inductors segment.  The results and operations of this acquisition have been included in the Resistors & Inductors segment since January 3, 2019.  Bi-Metallix did not have a material impact on the Company's consolidated results for the fiscal quarter and nine fiscal months ended September 28, 2019.

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

In the third fiscal quarter of 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.  We incurred restructuring expense of $7.3 million related to this program during the nine fiscal months ended September 28, 2019.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was stronger during the third fiscal quarter and first nine fiscal months of 2019 compared to the prior fiscal quarter and prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior fiscal quarter and prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold for the third fiscal quarter and first nine fiscal months of 2019 have been favorably impacted compared to the prior fiscal quarter and prior year periods by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2019	June 29, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cost of products sold	76.1%	74.5%	69.7%	74.0%	70.4%
Gross profit	23.9%	25.5%	30.3%	26.0%	29.6%
Selling, general & administrative expenses	14.6%	13.9%	12.6%	14.1%	13.4%
Operating income	8.1%	11.6%	17.7%	11.6%	16.2%
Income before taxes and noncontrolling interest	7.0%	10.3%	16.2%	10.4%	14.0%
Net earnings attributable to Vishay stockholders	4.8%	6.5%	10.0%	7.3%	10.8%
________
Effective tax rate	31.5%	36.9%	38.4%	29.9%	22.9%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2019	June 29, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$628,329	$685,240	$780,972	$2,058,728	$2,258,797

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2019		Nine fiscal months ended September 28, 2019
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2019	$(56,911)	-8.3%
September 29, 2018	$(152,643)	-19.5%	$(200,069)	-8.9%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-7.1%	-17.4%	-6.8%
Decrease in average selling prices	-1.1%	-1.9%	-0.5%
Foreign currency effects	-0.2%	-1.1%	-1.9%
Acquisitions	0.0%	0.0%	0.2%
Other	0.1%	0.9%	0.1%
Net change	-8.3%	-19.5%	-8.9%

We experienced a substantial, broad-based increase in demand for our products beginning in the first fiscal quarter of 2017 that continued through the third fiscal quarter of 2018.  Demand started to decrease in the fourth fiscal quarter of 2018 and the decrease has accelerated through the third fiscal quarter of 2019 as distributors have significantly reduced orders as they decrease their inventory.  The decrease in demand resulted in decreased net revenues compared to the prior fiscal quarter and prior year periods.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended September 28, 2019 were 23.9%, versus 25.5% and 30.3%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the nine fiscal months ended September 28, 2019 were 26.0%, versus 29.6% for the comparable prior year period.  The decreases are primarily due to the decreases in sales volume and the impacts of U.S. tariffs on goods imported from China.  We were able to offset the negative impacts of inflation and average selling price decline by cost reductions and innovation.  Contributive margin was also negatively impacted by costs to adapt direct labor and near-term foundry capacities in the second and third fiscal quarters of 2019.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2019	June 29, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$126,747	$128,842	$144,260	$392,930	$408,325
Gross profit margin	24.1%	24.8%	27.0%	25.1%	26.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2019		Nine fiscal months ended September 28, 2019
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2019	$(2,095)	-1.6%
September 29, 2018	$(17,513)	-12.1%	$(15,395)	-3.8%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to Date
Change attributable to:
Decrease in volume	-0.1%	-8.4%	-0.7%
Decrease in average selling prices	-1.5%	-3.9%	-2.4%
Foreign currency effects	-0.2%	-0.6%	-1.0%
Other	0.2%	0.8%	0.3%
Net change	-1.6%	-12.1%	-3.8%

Net revenues of the MOSFETs segment decreased slightly versus the prior fiscal quarter, significantly versus the prior year quarter, and moderately versus the prior year-to-date period.  The decrease versus the prior year-to-date period was partially offset by the significant increase in the first fiscal quarter versus the prior year.  The increase in net revenues versus the prior fiscal quarter and the prior year periods from European and American end customers were offset by the significant decrease from distributor customers in all regions.  The decreases in our biggest market, Asian distributors, were partially offset by significant increases in our integrated circuits products.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower average selling prices.  The decrease versus the prior year quarter is primarily due to lower volume and lower average selling prices.  The decrease versus the prior year-to-date period is primarily due to lower average selling prices, the impact of U.S. tariffs on goods imported from China, and costs associated with near-term foundry capacity adaptations, which were partially offset by positive foreign currency impacts and an increase in inventory.

The ongoing reduced demand from some end markets continues to increase the pressure on pricing.  We experienced a slight decrease in average selling prices versus the prior fiscal quarter and prior year-to-date period and a moderate decrease versus the prior year quarter.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines at our internal fab and at third-party foundries.

Diodes

Net revenues and gross profit margin of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2019	June 29, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$123,879	$142,042	$186,492	$433,761	$535,975
Gross profit margin	17.1%	20.3%	29.3%	21.6%	28.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2019		Nine fiscal months ended September 28, 2019
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2019	$(18,163)	-12.8%
September 29, 2018	$(62,613)	-33.6%	$(102,214)	-19.1%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-10.5%	-31.2%	-17.7%
Decrease in average selling prices	-2.6%	-3.9%	-0.4%
Foreign currency effects	-0.2%	-0.7%	-1.3%
Other	0.5%	2.2%	0.3%
Net change	-12.8%	-33.6%	-19.1%

Net revenues of our Diodes segment declined significantly versus the prior fiscal quarter and prior year periods.  Net revenues decreased significantly in all regions and sales channels versus the prior fiscal quarter and prior year periods.  The decrease was most significant with our distribution customers in Asia.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decreases versus the prior fiscal quarter and the prior year quarter are primarily due to the significant decrease in volume and lower average selling prices.  The decrease versus the prior year-to-date period is primarily due to the significant decrease in volume and the impact of U.S. tariffs on goods imported from China.  Our cost reduction efforts offset the impact from cost inflation and the costs associated with the adaptation of direct labor to the lower sales volume.

The ongoing low level of demand increased the pressure on selling prices.  We experienced a slight decrease in average selling prices versus the prior fiscal quarter and prior year-to-date period and a moderate decrease versus the prior year quarter.

Optoelectronic Components

Net revenues and gross profit margin of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2019	June 29, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$50,702	$60,675	$76,443	$171,939	$224,110
Gross profit margin	21.5%	26.8%	36.2%	25.1%	36.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2019		Nine fiscal months ended September 28, 2019
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2019	$(9,973)	-16.4%
September 29, 2018	$(25,741)	-33.7%	$(52,171)	-23.3%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-13.5%	-29.5%	-19.4%
Decrease in average selling prices	-2.7%	-6.0%	-3.5%
Foreign currency effects	-0.3%	-1.0%	-1.9%
Other	0.1%	2.8%	1.5%
Net change	-16.4%	-33.7%	-23.3%

Net revenues of our Optoelectronic Components segment decreased significantly versus the prior fiscal quarter and prior year periods.  The decreases were in all regions and sales channels, particularly distributor customers.

The gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decreases are primarily due to decreased volume, lower average selling prices, cost inflation, and higher inventory obsolescence.

The pricing pressure for our established Optoelectronic Components products has increased as demand remains low.

The Optoelectronic Components segment has been particularly affected by high inventories at distribution and the resulting lower order rate, an unfavorable product mix, and a general weakness in one of its main product lines.  We expect the business to return to historical levels of profitability after this normalization phase.

Resistors & Inductors

Net revenues and gross profit margin of the Resistors & Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2019	June 29, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$228,577	$242,383	$257,330	$731,431	$755,323
Gross profit margin	28.8%	29.5%	34.3%	30.5%	33.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2019		Nine fiscal months ended September 28, 2019
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2019	$(13,806)	-5.7%
September 29, 2018	$(28,753)	-11.2%	$(23,892)	-3.2%

Changes in Resistors & Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-5.7%	-8.7%	-1.5%
Decrease in average selling prices	-0.3%	-0.5%	-0.1%
Foreign currency effects	-0.3%	-1.4%	-2.3%
Acquisitions	0.0%	0.0%	0.5%
Other	0.6%	-0.6%	0.2%
Net change	-5.7%	-11.2%	-3.2%

Net revenues of the Resistors & Inductors segment decreased significantly versus the prior fiscal quarter and the prior year quarter, and moderately versus the prior year-to-date period.  The decrease versus the prior year-to-date period was partially offset by the significant increase in net revenues in the first fiscal quarter of 2019 versus the prior year.  Net revenues decreased for all regions versus the prior fiscal quarter and prior year quarter, except for the Asia region, which increased versus the prior fiscal quarter.  The decrease in net revenues versus the prior fiscal quarter is primarily due to distribution customers and the  military and aerospace end market.  The decrease in net revenues versus the prior year quarter is primarily due to distribution customers and the industrial end market.

The gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower volume and a reduction in inventory, which was partially offset by our cost reduction efforts.  The decrease versus the prior year periods is primarily due to lower volume, inefficiencies caused by lower volume, increased labor costs, negative foreign currency impacts and a reduction in inventory.

Due to the strong business environment throughout 2018, average selling prices increased through the first nine fiscal months of 2018 before starting to decrease consistent with our historical experience in the fourth fiscal quarter of 2018.  This resulted in average selling prices that were slightly lower versus the prior fiscal quarter and the prior year periods.

Capacitors

Net revenues and gross profit margin of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2019	June 29, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$98,424	$111,298	$116,447	$328,667	$335,064
Gross profit margin	22.0%	23.5%	23.0%	23.6%	22.7%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2019		Nine fiscal months ended September 28, 2019
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2019	$(12,874)	-11.6%
September 29, 2018	$(18,023)	-15.5%	$(6,397)	-1.9%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-12.0%	-16.1%	-1.1%
Increase in average selling prices	0.6%	2.8%	2.3%
Foreign currency effects	-0.4%	-1.6%	-2.8%
Other	0.2%	-0.6%	-0.3%
Net change	-11.6%	-15.5%	-1.9%

Net revenues of the Capacitors segment decreased significantly versus the prior fiscal quarter and the prior year quarter and decreased slightly versus the prior year-to-date period.  Net revenues decreased versus the prior fiscal quarter and prior year periods in all regions, except for Americas, which increased versus the prior year-to-date period.  The decrease in net revenues versus the prior fiscal quarter and prior year periods is primarily due to distribution customers.

The gross profit margin decreased versus the prior fiscal quarter and prior year quarter, but increased versus the prior year-to-date period.  The decrease versus the prior fiscal quarter and prior year fiscal quarter is primarily due to lower sales volume and increased metal and labor costs, partially offset by higher average selling prices and our cost reduction efforts.  The increase versus the prior year-to-date period is primarily due to higher average selling prices and more profitable product mix.

Average selling prices increased slightly versus the prior fiscal quarter and the prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2019	June 29, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total SG&A expenses	$91,796	$95,112	$98,198	$290,332	$303,381
as a percentage of revenues	14.6%	13.9%	12.6%	14.1%	13.4%

The overall decrease in SG&A expenses is primarily attributable to reductions to incentive compensation and favorable foreign currency exchange impacts.

Certain items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2019	June 29, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Amortization of intangible assets	$2,112	$2,115	$3,240	$6,366	$9,665
Net loss (gain) on sales of assets	(6)	11	26	(168)	(2,216)

Certain intangible assets became fully amortized in the third fiscal quarter of 2018.

In the third fiscal quarter of 2019, we announced a restructuring program targeting SG&A expenses.  See "Cost Management" above.

Other Income (Expense)

Interest expense for the fiscal quarter ended September 28, 2019 increased $0.4 million versus the fiscal quarter ended June 29, 2019, but decreased $2.2 million versus September 29, 2018.  Interest expense for the nine fiscal months ended September 28, 2019 decreased by $1.7 million versus the nine fiscal months ended September 29, 2018.  The increase versus the prior fiscal quarter is primarily due to higher average amounts outstanding on the revolving credit facility.  However, as a result of using cash repatriated in the third fiscal quarter of 2019 the outstanding balance of the revolving credit facility was reduced to zero by September 28, 2019.  The decrease versus the prior year quarter is primarily due to reduced interest expense on the convertible senior debentures as a result of using cash repatriated in 2018 to repurchase convertible senior debentures.  The decrease versus the prior year-to-date period is primarily attributable to reduced interest expense on the revolving credit facility and the convertible senior debentures as a result of using cash repatriated in 2018 to repay the balance of the credit facility in the third fiscal quarter of 2018 and to repurchase convertible senior debentures, partially offset by the issuance of convertible senior notes due 2025 in the second fiscal quarter of 2018.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	September 28, 2019	September 29, 2018	Change
Foreign exchange gain (loss)	$1,113	$(254)	$1,367
Interest income	2,365	3,504	(1,139)
Investment income (expense)	1,556	(37)	1,593
Other	32	(323)	355
	$5,066	$2,890	$2,176

	Fiscal quarters ended
	September 28, 2019	June 29, 2019	Change
Foreign exchange gain (loss)	$1,113	$(481)	$1,594
Interest income	2,365	2,147	218
Investment income (expense)	1,556	1,399	157
Other	32	(95)	127
	$5,066	$2,970	$2,096

	Nine fiscal months ended
	September 28, 2019	September 29, 2018	Change
Foreign exchange gain (loss)	$162	$(997)	$1,159
Interest income	6,711	8,302	(1,591)
Investment income (expense)	6,545	(1,491)	8,036
Other	(74)	(374)	300
	$13,344	$5,440	$7,904

Income Taxes

For the fiscal quarter ended September 28, 2019, our effective tax rate was 31.5%, as compared to 36.9% and 38.4% for the fiscal quarters ended June 29, 2019 and September 29, 2018, respectively.  For the nine fiscal months ended September 28, 2019, our effective tax rate was 29.9%, as compared to 22.9% for the nine fiscal months ended September 29, 2018.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each period presented.

We recorded tax expense of $2.0 million during the nine fiscal months ended September 28, 2019, due to the remeasurement of the deferred tax liability related to our cash repatriation program.  These types of remeasurement adjustments will continue until the amounts are repatriated.  During the second and third fiscal quarters of 2019, we repatriated $73.6 million and $115.2 million, respectively, to the United States, and paid withholding and foreign taxes of approximately $20.5 million and $18.3 million, respectively.

As part of our cash repatriation activity, we settled an intercompany loan, which previously had been accounted for at the historical foreign exchange rate (akin to an equity contribution) because the debtor entity did not have the intent or ability to repay such intercompany loan.   Currency translation adjustments were recorded in accumulated other comprehensive income, and were not included in U.S. GAAP pre-tax income.  Our cash repatriation activity resulted in the ability to repay such intercompany loan.  Upon settlement of this intercompany loan, the foreign entity realized a taxable gain.  Income tax expense for the fiscal quarter ended June 29, 2019 and nine fiscal months ended September 28, 2019 includes tax expense of $7.6 million related to this tax-basis foreign exchange gain.

The effective tax rate for the nine fiscal months ended September 28, 2019 was impacted by the effect of the repurchase of convertible senior debentures in the first fiscal quarter of 2019.  We recognized a tax benefit of $1.3 million in the fiscal quarter ended March 30, 2019, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

During the nine fiscal months ended September 28, 2019, the liabilities for unrecognized tax benefits increased by $5.5 million on a net basis, principally due to increases for tax positions taken in the current and prior periods and interest, offset by expiration of statutes and payments.

Income tax expense for the fiscal quarter and nine fiscal months ended September 29, 2018 includes additional tax expense of $13.5 million and $25.5 million, respectively, recognized as a result of additional analysis of the impact of the Tax Cuts and Jobs Act completed in 2018.

The Company recognized a tax benefit on the pre-tax loss on early extinguishment of debt in the second fiscal quarter of 2018.  The Company also recognized a tax benefit of $34.0 million, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

We also recorded additional tax expense of $0.7 million and tax benefits of $7.0 million during the third fiscal quarter and nine fiscal months ended September 29, 2018, respectively, due to the remeasurement of the deferred tax liability related to our cash repatriation program.  We repatriated $274 million and $450 million to the U.S. pursuant to this program in the second and third fiscal quarters of 2018.  As a result of this repatriation, we paid cash taxes of $92.1 million and $64.7 million in the second and third fiscal quarters of 2018, respectively.

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

Additional information about income taxes is included in Note 6 to our consolidated condensed financial statements included in Item 1.

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

During 2018, we repatriated approximately $724 million to the United States, and paid cash taxes of $156.8 million related to the repatriations.  We repatriated approximately $188.7 million to the United States, and paid cash taxes of $38.8 million related to the repatriations in 2019.  The payment of these cash taxes was recorded as an operating cash flow and any future cash taxes associated with the TCJA transition tax and related foreign taxes on repatriated cash will generally be recorded as operating cash flows.  The payment of these cash taxes significantly impacted cash flows from operations and free cash for the year ended December 31, 2018 and nine fiscal months ended September 28, 2019.  We expect our business to continue to be a reliable generator of free cash, partially offset by such tax payments.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

In the second fiscal quarter of 2019, we entered into a new credit facility, which provides an aggregate commitment of $750 million of revolving loans available until June 5, 2024.  The new credit facility replaces our previous credit agreement that provided for an aggregate commitment of $640 million, and that was scheduled to mature on December 10, 2020.  The new credit facility also provides us the ability to request up to $300 million of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt.  At September 28, 2019, we had no amounts outstanding under our credit facility.

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

Borrowings under the credit facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on our leverage ratio.  Based on our current leverage ratio, any new borrowings will bear interest at LIBOR plus 1.50%, the same as pursuant to the previous credit agreement.  The interest rate on any borrowings increases to LIBOR plus 1.75% if our leverage ratio is between 1.50 to 1 and 2.50 to 1 and further increases to 2.00% if our leverage ratio equals or exceeds 2.50 to 1.

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

We were in compliance with all financial covenants under the credit facility at September 28, 2019.  Our interest coverage ratio and leverage ratio were 19.29 to 1 and  1.16 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

We had no amounts outstanding on our revolving credit facility at December 31, 2018. We borrowed $38 million and repaid $38 million on the credit facility during the nine fiscal months ended September 28, 2019.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $8.1 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $28 million during the nine fiscal months ended September 28, 2019.

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

During the second and third fiscal quarters of 2019, we repatriated approximately $73.6 million and $115.2 million, respectively, to the United States, and paid withholding and foreign taxes of approximately $20.5 million and $18.3 million, respectively.   Substantially all of these amounts are being used to repay certain intercompany indebtedness, repay the outstanding balance on our revolving credit facility, to pay the US transition tax, and to fund capital expansion projects.

After completing these phases of cash repatriation, there is approximately $100 million of unremitted foreign earnings that we have deemed not permanently reinvested and thus has accrued foreign withholding and other taxes.   We continue to evaluate the timing of the reparation of these remaining amounts, and may decide to ultimately not repatriate some of these amounts.

We also continue to evaluate the TCJA's provisions and may further adjust our financial and capital structure and business practices accordingly.

As of September 28, 2019, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect to fund any future repurchases of convertible debentures, as well as other obligations required to be paid by the U.S. parent company, Vishay Intertechnology, Inc., including cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments by borrowing under our revolving credit facility.  Our U.S. subsidiaries also have operating cash needs.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 0.04% due to the low interest rate environment in Europe.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The amount of short-term investments at September 28, 2019 is lower than normal due to the recently completed cash repatriation activity.

The following table summarizes the components of net cash and short-term investments (debt) at September 28, 2019 and December 31, 2018 (in thousands):

	September 28, 2019	December 31, 2018

Credit facility	$-	$-
Convertible senior notes, due 2025*	505,591	495,203
Convertible senior debentures, due 2040*	146	539
Convertible senior debentures, due 2041*	8,175	12,812
Convertible senior debentures, due 2042*	-	923
Deferred financing costs	(17,650)	(14,968)
Total debt	496,262	494,509

Cash and cash equivalents	731,483	686,032
Short-term investments	56,043	78,286

Net cash and short-term investments (debt)	$291,264	$269,809

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

Our financial condition as of September 28, 2019 continued to be strong, with a current ratio (current assets to current liabilities) of 3.5 to 1, as compared to 2.8 to 1 as of December 31, 2018.  The increase is primarily due to the decrease in accounts payable and other accrued expenses.  Our ratio of total debt to Vishay stockholders' equity was 0.33 to 1 at September 28, 2019, as compared to 0.36 to 1 at December 31, 2018.  The slight decrease in the ratio is primarily due to increased retained earnings.

Cash flows provided by operating activities were $212.0 million for the nine fiscal months ended September 28, 2019, as compared to cash flows provided by operations of $108.9 million for the nine fiscal months ended September 29, 2018.

Cash paid for property and equipment for the nine fiscal months ended September 28, 2019 was $100.3 million, as compared to $126.4 million for the nine fiscal months ended September 29, 2018. We expect capital spending of approximately $140 million to $150 million in 2019, which reflects lower short-term market requirements.

Cash paid for dividends to our common and Class B common stockholders totalled $39.7 million and $34.3 million for the nine fiscal months ended September 28, 2019 and September 29, 2018, respectively.  On May 7, 2018, our Board of Directors increased the quarterly dividend to $0.085 per share, representing a 26% increase over the previous quarterly dividend.  On May 8, 2019, our Board of Directors increased the quarterly dividend to $0.095 per share, representing a 12% increase over the previous quarterly dividend.  We expect dividend payments in 2019 to total approximately $53.4 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 15, 2019, includes a table of contractual commitments.  There were no material changes to these commitments during the nine fiscal months ended September 28, 2019.

Dividends

In 2014, our Board of Directors approved the initiation of a quarterly cash dividend program.  Quarterly cash dividends have been paid in each quarter since the first fiscal quarter of 2014.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended March 30, 2019	$12,277	March
Three fiscal months ended June 29, 2019	13,723	June
Three fiscal months ended September 28, 2019	13,723	September

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

10.1
Amendment No. 1 to Credit Agreement, dated as of September 20, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 29, 2019, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  October 29, 2019