Form 10-K
period 2019-12-31
VISHAY INTERTECHNOLOGY INC
filed 2020-02-14
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻   No ☒
Note – Checking the box above will not relieve any registrant required to file reports under Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($16.52 on June 29, 2019), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $2,194,000,000. There is no non-voting stock outstanding.

As of February 12, 2020, registrant had 132,451,299 shares of its common stock and 12,097,409 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2019, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2019

PART I

Item 1.	BUSINESS

Our Business

Vishay Intertechnology, Inc. (“Vishay,” the “Company,” “we,” “us,” or “our”) is a leading global manufacturer and supplier of discrete semiconductors and passive components. Semiconductors include MOSFETs, diodes, and optoelectronic components. Passive components include resistors, inductors, and capacitors. Discrete semiconductors and passive components are essential elements of virtually every type of electronic circuit.  We offer our customers “one-stop shop” access to one of the most comprehensive electronic component product lines of any manufacturer in the United States, Europe, and Asia.

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

In 1962, Dr. Zandman, with a loan from the late Alfred P. Slaner, founded Vishay to develop and manufacture Bulk Metal foil resistors. Concurrently, J.E. Starr developed foil resistance strain gages, which also became part of Vishay. Throughout the 1960’s and 1970’s, Vishay established itself as a technical and market leader in foil resistors, PhotoStress products, and strain gages. These products were included with the measurements and foil resistor businesses that we spun off into an independent, publicly-traded company named Vishay Precision Group, Inc. (“Vishay Precision Group” or “VPG”) through a tax-free stock dividend to our stockholders on July 6, 2010.

In 1985, Vishay began to expand its product line through various strategic acquisitions, including the resistor companies Dale Electronics, Draloric Electronic, and Sfernice. In the early 1990’s, Vishay applied its acquisition strategy to the capacitor market, with the major acquisitions of Sprague Electric, Roederstein, and Vitramon. In 2002, Vishay acquired BCcomponents, the former passive components business of Philips Electronics and Beyschlag, which greatly enhanced Vishay’s global market position in passive components. Over the years, we have made several smaller passive components acquisitions to gain market share, penetrate different geographic markets, enhance new product development, round out our product lines, grow our high margin niche businesses, or vertically integrate our supply chain. These include Electro-Films, Cera-Mite, and Spectrol in 2000; Tansitor and North American Capacitor Company (Mallory) in 2001; the thin film interconnect business of Aeroflex in 2004; Phoenix do Brasil in 2006; the wet tantalum capacitor business of KEMET Corporation in 2008; the resistor businesses of Huntington Electric in 2011; HiRel Systems in 2012; MCB Industrie in 2013; Holy Stone Polytech in 2014; UltraSource in 2018; and Bi-Metallix in 2019.

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

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash” (see "Overview" included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for "free cash" definition and reconciliation to generally accepted accounting principles ("GAAP")).  Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive “free cash” in each of the past 23 years and “free cash” in excess of $80 million in each of the past 18 years.  We expect the benefits of our restructuring and other cost cutting measures (see “Cost Management” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) to contribute to our “free cash” generation going forward.

Financial Strength and Flexibility

As of December 31, 2019, our cash and short-term investment balance exceeded our debt balance by $303.8 million.  We also maintain a credit facility, which provides a revolving commitment of up to $750 million through June 5, 2024, which was all available as of December 31, 2019.  Our net cash position and short-term investment balance, available revolving commitment, and strong “free cash” flow generation provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Key Business Strategies

Since our first acquisition in 1985, we have pursued a business strategy that principally consists of the following elements:

Invest in Innovation to Drive Growth

We plan to continue to use our research and development (“R&D”), engineering, and product marketing resources to continually roll out new and innovative products. As part of our plan to foster intensified internal growth, we have increased our worldwide R&D and engineering technical staff, and increased our technical field sales force in Asia to increase opportunities to design-in our products in local markets.  Our ability to react to changing customer needs and industry trends will continue to be key to our success.  We intend to leverage our insights into customer demand to continually develop new innovative products within our existing lines and to modify our existing core products to make them more appealing, addressing changing customer needs and industry trends.

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

Our growth plan was designed based on the tenets of the key business strategies listed above.

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies. Our product portfolio includes:

MOSFETs Segment	Resistors Segment, continued
MOSFETs	Wirewound Resistors
• Low-Voltage TrenchFET® Power MOSFETs	• Vitreous, Cemented, and Housed Resistors
• Medium-Voltage Power MOSFETs	• Braking and Neutral Grounding Resistors
• High-Voltage Planar MOSFETs	• Custom Load Banks
• High-Voltage Super Junction MOSFETs	• Water cooled
• Automotive-Grade MOSFETs	Power Metal PlateTM Current Sense Resistors
ICs	Power Metal Strip® Resistors
• microBUCK® Voltage Regulators	Battery Management Shunts
• microBRICKTM DC/DC Regulator Module	Crowbar and Steel Blade Resistors
• VRPower® DrMOS Integrated Power Stages	Thermo Fuses
• Power Management and Power Control ICs	Chip Fuses
• Smart Load Switches	Pyrotechnic Initiators / Igniters
• Analog Switches and Multiplexers	Variable Resistors
• Cermet Variable Resistors
Diodes Segment	• Wirewound Variable Resistors
Rectifiers	• Conductive Plastic Variable Resistors
• Schottky Rectifiers	• Contactless Potentiometers
• Ultra-Fast Recovery Rectifiers	• Hall Effect Position Sensors
• Standard and Fast Recovery Rectifiers	• Precision Management Encoders
• High-Power Rectifiers/Diodes	Networks/Arrays
• Bridge Rectifiers	RF and Microwave Resistors
Small Signal Diodes	High Voltage Resistors
• Schottky and Switching Diodes	Dividers
• Zener Diodes	Non-Linear Resistors and Temperature Sensors
• RF PIN Diodes	• NTC Thermistors
Protection Diodes	• PTC Thermistors
• TVS TransZorb® and PAR® Diodes (uni-directional, bi-directional)	• Thin Film RTDs
• ESD Protection Diodes (including arrays)	• Varistors
Thyristors/SCRs	• Platinum Chip Temperature Sensors
• Phase-Control Thyristors
• Fast Thyristors	Inductors Segment
Power Modules	Inductors
• Input Modules (diodes and thyristors)	• Power Inductors
• Output & Switching Modules (contain MOSFETs, IGBTs, and diodes)	• Power Chokes
• Custom Modules	• High Frequency RF Inductors
Transformers
Optoelectronic Components Segment	• Medium and Low Power
Infrared Emitters and Detectors	• Planar
Optical Sensors	• Pulse
• Proximity	• SMD
• Ambient Light	Magnetics
• Light Index (RGBW, UV, IR)	• Actuators
• Humidity	• Antenna Coils
• Quadrant Sensors	• Wireless Charging Coils
• Transmissive	• Planar Chokes
• Reflective	• Custom Magnetics
Infrared Remote Control Receivers	Connectors
Optocouplers
• Phototransistor, Photodarlington	Capacitors Segment
• Linear	Tantalum Capacitors
• Phototriac	• Molded Chip Tantalum Capacitors
• High Speed	• Molded Chip Polymer Tantalum Capacitors
• IGBT and MOSFET Drivers	• Tantalum MAP Capacitors
Solid-State Relays	• Polymer Tantalum MAP Capacitors
LEDs and 7-Segment Displays	• Coated Chip Tantalum Capacitors
Infrared Data Transceiver Modules	• Solid Through-Hole Tantalum Capacitors
Custom Products	• Wet Tantalum Capacitors
Ceramic Capacitors
Resistors Segment	• Multilayer Chip Capacitors
Film Resistors - Chip, MELF, Leaded, and Networks	• Disc Capacitors
• Metal Film Resistors	• Multilayer Chip RF Capacitors
• Thin Film Resistors	• Chip Antennas
• Thick Film Resistors	• Thin Film Capacitors
• Power Thick Film Resistors	• RF Capacitors
• Metal Oxide Film Resistors	Film Capacitors
• Carbon Film Resistors	Power Capacitors
Heavy-Current Capacitors
Aluminum Electrolytic Capacitors
ENYCAPTM Energy Storage Capacitors

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

Passive Components

Our passive components include resistors, inductors, and capacitors. Passive components are used to store electrical charges, to limit or resist electrical current, and to help in filtering, surge suppression, measurement, timing, and tuning applications.

Resistors Segment

Resistors impede electric current.  Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current.  Our Resistors business is our original business. We maintain the broadest portfolio of resistor products worldwide.  Under current market conditions, the business is solid, predictable, and growing at relatively stable selling prices.  We are a market leader with a strong technology base, many specialty products, and strong brand recognition (such as our Dale, Draloric, Beyschlag, and Sfernice brands). We focus on higher value markets in specialized industries, while maintaining a complete portfolio of commodity products.  We do not aim to be the volume leader in commodity markets.

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

Inductors Segment

Inductors also impede electric current.  Inductors use an internal magnetic field to change alternating current phase and resist alternating current.  While part of our traditional business, the inductors product line has grown significantly in recent years.  We are a market leader with a strong technology base, many specialty products, and strong name recognition (such as our IHLP® and HiRel Systems brands). We focus on higher value markets in specialized industries, such as the industrial, automotive, military, and medical end markets.

Inductor applications include controlling AC current and voltage, filtering out unwanted electrical signals, and energy storage. Vishay inductor innovations include our patented IHLP low-profile, high-current inductor technology with industry-leading specifications. Our low-profile, high-current inductors save circuit board space and power in voltage regulator module (“VRM”) and DC to DC converter applications. In addition, we are a worldwide leader in custom magnetic solutions focusing on high performance and high reliability. This field has been substantially strengthened with the 2012 acquisition of HiRel Systems broadening our portfolio, customer, and market segment reach.

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

Manufacturing Operations

In order to better serve our customers, we maintain production facilities in locations where we market the bulk of our products, such as the United States, Germany, and Asia. To optimize production efficiencies, we have whenever practicable established manufacturing facilities in countries, such as India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines, where we can benefit from lower labor costs and also benefit from various government incentives, including tax relief.

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

In the United States, our manufacturing facilities are located in California, Connecticut, Minnesota, Nebraska, New Hampshire, New York, Rhode Island, South Dakota, Vermont, and Wisconsin. In Asia, our main manufacturing facilities are located in the People’s Republic of China, the Republic of China (Taiwan), India, and Malaysia. In Europe, our main manufacturing facilities are located in Germany, France, and the Czech Republic. We have substantial manufacturing facilities in Israel. We also have manufacturing facilities in Austria, Dominican Republic, Japan, Hungary, Italy, Mexico, Portugal, and the Philippines. Over the past several years, we have invested substantial resources to increase the efficiency of our plants, which we believe will further reduce production costs.

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

Our top 30 customers have been relatively stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 70% of our total net revenues.  Our largest customer, TTI, Inc., an electronics distributor, comprised 10% of our total net revenues in 2019.  No other single customer comprises more than 10% of our total net revenues.

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

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers. Our primary competitors by product type include:

·	MOSFETs: Infineon, ON Semiconductor, Renesas, STMicroelectronics, Toshiba.

·	Diodes: Diodes Inc., Nexperia, ON Semiconductor, Rohm, STMicroelectronics.

·	Optoelectronic Components: Broadcom, ON Semiconductor, Renesas, Toshiba.

·	Resistors: Bourns, KOA, Murata, Panasonic, Rohm, TDK-EPCOS, Yageo.

·	Inductors: Bourns, Cyntec, Murata, Panasonic, Taiyo Yuden, TDK-EPCOS, Yageo.

·	Capacitors: AVX, KEMET, Murata, Nichicon, Panasonic, Taiyo Yuden, TDK-EPCOS, Yageo.

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

Employees

As of December 31, 2019, we employed approximately 22,400 full time employees, of whom approximately 90% were located outside the United States.  Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions, and employees at one U.S. facility are represented by a trade union.  Our relationship with our employees is generally good.  However, no assurance can be given that, if we continue to restructure our operations and/or reduce employee hours in response to changing economic conditions, labor unrest or strikes will not occur.

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

The following corporate governance related documents are also available on our website:

·	Corporate Governance Principles
·	Code of Business Conduct and Ethics
·	Code of Ethics for Financial Officers
·	Audit Committee Charter
·	Nominating and Corporate Governance Committee Charter
·	Compensation Committee Charter
·	Clawback Policy
·	Hedging-Pledging Policy
·	Nominating and Corporate Governance Committee Policy Regarding Qualification of Directors
·	Procedures for Securityholders’ Submissions of Nominating Recommendations
·	Related Party Transactions Policy
·	Ethics Helpline

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

The electronic component industry is highly cyclical and experiences periods of decline from time to time. We and others in the electronic component industry are currently experiencing a decline in product demand and cannot predict when we may experience periods of recovery or downturns in the future.  The current decline may continue and become more pronounced.  Market conditions, such as during a decline in product demand on a global basis, could result in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. These declines in demand are usually driven by market conditions in the end markets for our products, but may also result from distributors not appropriately managing their inventory levels. Changes in the demand mix, needed technologies, and these end markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition.  A slowdown in demand or recessionary trends in the global economy makes it more difficult for us to predict our future sales and manage our operations, and could adversely impact our results of operations.

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

To remain competitive, particularly when business conditions are difficult, we sometimes attempt to reduce our cost structure by restructuring our existing businesses, where we seek to achieve synergies, eliminate redundant facilities and staff positions, and move operations, where possible, to jurisdictions with lower labor costs.  In the third fiscal quarter of 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.  The programs are primarily designed to reduce manufacturing fixed costs and selling, general, and administrative costs company-wide, and provide management rejuvenation.  We also incurred significant restructuring expenses from 2014 to 2017, including accelerated depreciation expenses related to assets that were no longer used after the implementation of the associated restructuring programs.

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

The widespread outbreak of certain diseases, such as the coronavirus that began in the People’s Republic of China, may adversely affect our business.  Such impacts might include disruptions in our ability to manufacture products and disruptions in the operations of our customers and modes of shipping.  Such impacts could result in a reduction in customer orders and sales to certain regions and end-markets.

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

Our business is highly competitive worldwide, with low transportation costs and few import barriers. We compete principally on the bases of product quality and reliability, availability, customer service, technological innovation, timely delivery, and price. The electronic component industry has become increasingly concentrated and globalized in recent years as many of our primary competitors have been acquired.  The acquiring companies, most of which are larger than us, have significant financial resources and technological capabilities.

Our customers have also become increasingly concentrated in recent years, and as a result, their buying power has increased and they have had greater ability to negotiate favorable pricing and terms. This trend has adversely affected our average selling prices, particularly for commodity components.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Any significant system or network disruption, including, but not limited to, new system implementations, computer viruses, security breaches, phishing, spoofing, cyberattacks, facility issues or energy blackouts could have a material adverse impact on our operations and results of operations.  These incidents, which might be related to industrial or other espionage, include covertly introducing malware and spyware to our computers and networks (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others.  Such a network disruption could result in a loss of the confidentiality of our intellectual property or the release of sensitive competitive information or customer, supplier or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. We have implemented protective measures to prevent against and limit the effects of system or network disruptions, but there can be no assurance that such measures will be sufficient to prevent or limit the damage from any disruptions and any such disruption could have a material adverse impact on our business and results of operations.

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

Our credit facility restricts our current and future operations and requires compliance with certain financial covenants.

Our credit facility includes restrictions on, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments. Our credit facility also requires us to comply with other covenants, including the maintenance of specific financial ratios. If we are not in compliance with all of such covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible debt instruments have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

Future acquisitions could require us to issue additional indebtedness or equity.

If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt. This acquisition financing would likely decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria. Under our credit facility, we are required to obtain the lenders’ consent for certain additional debt financing and to comply with other covenants including the application of specific financial ratios. We cannot make any assurances that the necessary acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition for equity, the acquisition may have a dilutive effect on the interests of the holders of our common stock.

Risks relating to Vishay’s operations outside the United States

We are subject to the risks of political, economic, and military instability in countries outside the United States in which we operate.

We have substantial operations outside the United States, and approximately 73% of our revenues during 2019 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 49 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

Historically, our primary labor cost controlling strategy was to transfer manufacturing operations to countries with lower production costs, such as the Dominican Republic, India, Malaysia, Mexico, the People’s Republic of China, and the Philippines. We believe that our manufacturing footprint is suitable to serve our customers and end markets, while maintaining lower manufacturing costs. We do not anticipate further transferring any significant existing operations to lower-labor-cost countries; however, acquired operations may be transferred to lower-labor-cost countries when integrated into Vishay. Currently, our primary labor cost controlling strategy involves reducing hours and limiting the use of subcontractors and foundries when demand for our products decreases. Shifting operations to lower-labor-cost countries, reducing hours, or limiting the use of subcontractors and foundries could result in production inefficiencies, higher costs, and/or strikes or other types of labor unrest.

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

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  We used substantially all of the amounts repatriated in 2018 and 2019 to significantly re-shape the capital structure of the Company.  As of December 31, 2019, substantially all of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Our unused revolving credit facility provides us with additional U.S. liquidity.

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

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2019, the holders of Class B common stock held approximately 47.8% of the voting power of the Company. The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders.  Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.7% of our Class B common stock and 42.9% of the total voting power of our capital stock as of December 31, 2019. Holders of our Class B common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock.  The voting rights of the holders of our Class B common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.

Our future growth could be impeded if our Board of Directors were reluctant to authorize the issuance of substantial additional shares.

Our overall long-term business strategy has historically included a strong focus on acquisitions financed alternatively through cash on hand or the incurrence of indebtedness. We may in the future be presented with attractive investment or strategic opportunities that, because of their size and our financial condition at the time, would require the issuance of substantial additional amounts of our common stock.  If such opportunities were to arise, our Board of Directors may consider the potentially dilutive effect on the interests and voting power of our existing stockholders, including our Class B stockholders, and may therefore be reluctant to authorize the issuance of additional shares. Any such reluctance could impede our future growth.

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

VPG has a worldwide, perpetual and royalty-free license from us to use the “Vishay” mark as part of its corporate name and in connection with the manufacture, sale, and marketing of the products and services that comprise its measurements and foil resistors businesses. The license of the Vishay name to VPG is important to VPG because the success of VPG depends on the reputation of the Vishay brand for these products and services built over many years.  Nonetheless, there exists the risk that the use by VPG could cause confusion in the marketplace over the products of the two companies, that any negative publicity associated with a product or service of VPG following the spin-off could be mistakenly attributed to our company or that we could lose our own rights to the “Vishay” mark if we fail to impose sufficient controls on VPG’s use of the mark.

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

At December 31, 2019, our business had 53 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes former manufacturing facilities that are not presently used for manufacturing activities due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in “Cost Management” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	199,000
Bennington, VT	Capacitors	64,000
Yankton, SD	Inductors	60,000
Warwick, RI	Resistors	56,000
Niagara Falls, NY	Resistors	34,000
Marshall, MN	Inductors	22,000

Non-U.S.
Vocklabruck, Austria	Diodes	100,000
People's Republic of China
Tianjin	Diodes	370,000
Shanghai	Diodes	195,000
Xi'an	MOSFETs and Diodes	121,000
Czech Republic
Blatna	Resistors and Capacitors	276,000
Dolni Rychnov	Resistors and Capacitors	183,000
Prachatice	Capacitors	92,000
Volary	Resistors	35,000
France
Nice	Resistors	221,000
Chateau Gontier	Resistors	82,000
Hyeres	Resistors	59,000
Germany
Selb	Resistors and Capacitors	402,000
Heide	Resistors	234,000
Landshut	Capacitors	75,000
Fichtelberg	Resistors	36,000
Budapest, Hungary	Diodes	101,000
Loni, India	Resistors and Capacitors	395,000
Israel
Dimona	Resistors and Capacitors	404,000
Migdal Ha'Emek	Capacitors	288,000
Be'er Sheva	Resistors, Inductors and Capacitors	276,000
Turin, Italy	Diodes	93,000
Miharu, Japan	Capacitors	165,000
Melaka, Malaysia	Optoelectronic Components	156,000
Juarez, Mexico	Resistors	60,000
Famalicao, Portugal	Capacitors	222,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	63,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	87,000
Milwaukee, WI	Resistors	42,000
Ontario, CA	Resistors	38,000
Dover, NH	Inductors	35,000
Hollis, NH	Resistors	25,000
Duluth, MN	Inductors	10,000
East Windsor, CT	Resistors	17,000

Non-U.S.
Klagenfurt, Austria	Capacitors	150,000
People’s Republic of China
Danshui	Capacitors, Inductors, and Resistors	446,000
Shanghai	MOSFETs	300,000
Shatian	Capacitors and Resistors	218,000
Zhuhai	Inductors	179,000
Long Xi	Resistors	36,000
Prestice, Czech Republic	Capacitors	15,000
Santo Domingo, Dominican Republic	Inductors	44,000
Germany
Itzehoe	MOSFETs	199,000
Heilbronn	Diodes and Optoelectronic Components	139,000
Mumbai, India	Diodes	34,000
Mexico
Juarez	Resistors	102,000
Mexicali	Resistors	15,000
Manila, Philippines	Optoelectronic Components	149,000
Kaohsiung, Republic of China (Taiwan)	Diodes	130,000

Item 3.	LEGAL PROCEEDINGS

From time to time we are involved in routine litigation incidental to our business. Management believes that such matters, either individually or in the aggregate, should not have a material adverse effect on our business or financial condition.

Antitrust Class Action Complaints

Vishay Polytech Co., Ltd. ("VPC"), a subsidiary of Vishay which was purchased from Holy Stone Enterprises Co., Ltd. ("Holy Stone") in June 2014, is a named defendant, among other manufacturers, in antitrust class action complaints in the United States.  The complaints allege restraints of trade in aluminum and tantalum electrolytic capacitors, and in some cases, film capacitors, and seek injunctive relief and unspecified joint and several treble damages. Vishay Intertechnology, Inc. and VPC are parties to similar cases, including with respect to resistors, filed in Canada.

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

Item 4.	MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers as of February 14, 2020:

Name	Age	Positions Held
Marc Zandman*	58	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Dr. Gerald Paul*	70	Chief Executive Officer, President, and Director
Lori Lipcaman	62	Executive Vice President and Chief Financial Officer
Johan Vandoorn	62	Executive Vice President and Chief Technical Officer
David Valletta	59	Executive Vice President Worldwide Sales
Joel Smejkal	53	Executive Vice President and Business Head Passive Components
Clarence Tse	61	Executive Vice President and Business Head Semiconductors
Werner Gebhardt	61	Executive Vice President Global Human Resources

* Member of the Executive Committee of the Board of Directors.

Marc Zandman was appointed Executive Chairman of the Board and Chief Business Development Officer effective June 5, 2011. Mr. Zandman has served as a Director of Vishay since 2001 and President of Vishay Israel Ltd. since 1998. Mr. Zandman previously was Vice Chairman of the Board from 2003 to June 2011, and Chief Administration Officer from 2007 to June 2011. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with Vishay since 1984. He is the son of the late Dr. Felix Zandman, Vishay’s Founder. Mr. Zandman controls, on a shared basis with Ruta Zandman and Ziv Shoshani, approximately 34.0% of the total voting power of our capital stock as of December 31, 2019.  He also is non-executive Chairman of Vishay Precision Group, Inc., an independent, publicly-traded company spun-off from Vishay Intertechnology in 2010.

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

Johan Vandoorn was appointed Executive Vice President and Chief Technical Officer effective August 1, 2011.  Mr. Vandoorn is responsible for Vishay’s technical development and internal growth programs.  Mr. Vandoorn has held various positions of increasing responsibility since Vishay’s acquisition of BCcomponents Holdings BV (“BCcomponents”) in 2002, including Executive Vice President – Passive Components (2006 – 2012).  Mr. Vandoorn had been Vice President – Global Operations of BCcomponents from 2000 until its acquisition by Vishay, and previously worked for Philips Components (“Philips”) from 1980 until Philips sold the BCcomponents business to a private equity firm in 1998.

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

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 12, 2020. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

	Common stock price range				Dividends declared
	2019		2018		per share
	High	Low	High	Low	2019	2018

Fourth quarter	$21.61	$16.29	$21.37	$16.73	$0.0950	$0.0850
Third quarter	$18.23	$14.36	$26.50	$20.08	$0.0950	$0.0850
Second quarter	$20.85	$15.06	$25.00	$17.51	$0.0950	$0.0850
First quarter	$22.94	$16.63	$23.85	$17.15	$0.0850	$0.0675

At February 12, 2020, we had outstanding 12,097,409 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors) approximately 89.7% of our Class B common stock and 42.9% of the total voting power of our capital stock as of December 31, 2019.

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On November 19, 2019, the Company’s Board of Directors authorized the Executive Committee of the Board to execute programs to repurchase up to $150 million of common stock on the open market and to repurchase all of the remaining outstanding convertible debentures due 2040 and due 2041 in open market repurchases or through privately negotiated transactions. Such transactions are subject to market and business conditions, legal requirements, and other factors. The programs implementing such authorization does not obligate us to acquire any shares of common stock or any particular amount of convertible debentures, and it may be terminated or suspended at any time at our discretion, in accordance with applicable laws and regulations.

In the fourth fiscal quarter of 2019, the Company repurchased $0.1 million and $3.9 million of the Company's convertible senior debentures due 2040 and due 2041, respectively.  The aggregate purchase price for the repurchases was $5.2 million.  The convertible senior debentures the Company repurchased in the fourth fiscal quarter had been convertible into 0.2 million shares of Vishay common stock, assuming physical settlement.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and the Philadelphia Semiconductor Index. The line graph assumes that $100 had been invested at December 31, 2014 and assumes that all dividends were reinvested.

	Base	Years Ending December 31,
	Period
Company Name / Index	2014	2015	2016	2017	2018	2019

Vishay Intertechnology, Inc.	100	86.90	119.02	154.64	136.26	164.41
S&P 500 Index	100	101.38	113.51	138.29	132.23	173.86
S&P MidCap 400 Index	100	97.82	118.11	137.30	122.08	154.07
Philadelphia Semiconductor Index	100	98.41	137.10	192.69	181.04	295.57

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Vishay Intertechnology, Inc.
S&P 500 Index
S&P MidCap 400 Index
Philadelphia Semiconductor Index

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information as of and for the fiscal years ended December 31, 2019, 2018, 2017, 2016, and 2015. This table should be read in conjunction with our consolidated financial statements and accompanying notes, filed herewith, commencing on page F-1 of this report (table and notes in thousands, except per share amounts):

	As of and for the years ended December 31,
	2019 (2)	2018 (3)	2017 (4)	2016 (5)	(1) 2015 (6)

Statement of Operations Data:
Net revenues	$2,668,305	$3,034,689	$2,599,368	$2,317,328	$2,300,488
Costs of products sold	1,997,105	2,146,165	1,896,259	1,743,506	1,758,268
Gross profit	671,200	888,524	703,109	573,822	542,220

Selling, general, and administrative expenses	384,631	403,404	367,831	356,006	362,226
Restructuring and severance costs	24,139	-	11,273	19,199	19,215
Impairment of intangible assets	-	-	-	1,559	57,600
Impairment of goodwill	-	-	-	-	5,380
Operating income	262,430	485,120	324,005	197,058	97,799

Other income (expense)
Interest expense	(33,683)	(36,680)	(27,850)	(25,623)	(25,685)
Other components of net periodic pension expense	(13,959)	(13,118)	(12,417)	(16,020)	-
Other	13,540	8,037	1,738	4,716	7,976
Loss on disposal of equity affiliate	-	-	(6,112)	-	-
Gain (loss) on early extinguishment of debt	(2,030)	(26,583)	-	4,597	-
U.S. pension settlement charges	-	-	-	(79,321)	-
Gain (loss) related to Tianjin explosion	-	-	-	8,809	(5,350)
Total other income (expense)	(36,132)	(68,344)	(44,641)	(102,842)	(23,059)

Income before taxes and noncontrolling interest	226,298	416,776	279,364	94,216	74,740
Income taxes	61,508	70,239	298,924	44,843	182,473
Net earnings (loss)	164,790	346,537	(19,560)	49,373	(107,733)
Noncontrolling interest	854	779	784	581	781
Net earnings (loss) attributable to Vishay stockholders	$163,936	$345,758	$(20,344)	$48,792	$(108,514)

Basic earnings (loss) per share attributable to Vishay stockholders:	$1.13	$2.39	$(0.14)	$0.33	$(0.73)

Diluted earnings (loss) per share attributable to Vishay stockholders:	$1.13	$2.24	$(0.14)	$0.32	$(0.73)

Weighted average shares outstanding – basic	144,608	144,370	145,633	147,152	147,700
Weighted average shares outstanding – diluted	145,136	154,622	145,633	150,697	147,700

Cash dividends per share	$0.3700	$0.3225	$0.2550	$0.2500	$0.2400

Balance Sheet Data:
Total assets	$3,120,775	$3,106,198	$3,462,089	$3,080,701	$3,152,986
Long-term debt, less current portion	499,147	494,509	370,470	357,023	436,738
Working capital	1,183,688	1,139,780	1,632,655	1,410,522	1,429,768
Total Vishay stockholders’ equity	1,485,149	1,382,384	1,430,367	1,567,727	1,622,476
_________________________________________________________

(1)
Does not include an adjustment to reflect the retrospective adoption of Financial Accounting Standards Board ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  Effective January 1, 2018, we adopted two ASUs that required retrospective adoption to previously issued financial statements.  We used a financial statement approach when adopting the ASUs and recorded a cumulative effect adjustment as of January 1, 2016.  Periods prior to January 1, 2016 have not been adjusted to reflect the retrospective adoption of the ASUs.

(2)
Includes the results of Bi-Metallix from January 3, 2019.  Also includes $24,139 of restructuring and severance costs, $2,030 of loss on early extinguishment of debt, $1,601 net tax benefit due to the change in deferred taxes due to early extinguishment of debt, $7,554 net tax expense related to the a tax-basis foreign exchange gain on the settlement of an intercompany loan, $9,583 net tax benefit related to our repatriation of foreign earnings to the United States, and $2,831 net tax expense due to changes in uncertain tax positions.  These items, net of their tax consequences, had a negative $0.13 effect on earnings per share attributable to Vishay stockholders.  These items are more fully described in the notes to the consolidated financial statements.

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

(6)
Includes $19,215 of restructuring and severance costs, $57,600 of intangible asset impairment charges, $5,380 of goodwill impairment charges, a loss of $5,350 related to the Tianjin explosion, a $163,954 tax expense related to the planned repatriation of foreign earnings to the United States, a $8,888 tax benefit due to the effects of changes in valuation allowances, and a $2,629 tax benefit due to the effects of changes in uncertain tax positions.  These items, net of their tax consequences, had a negative $1.45 effect on earnings (loss) per share attributable to Vishay stockholders.

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

This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of Vishay's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Consolidated Financial Statements and accompanying Notes filed herewith, commencing on page F-1 of this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors.”

Overview

Vishay Intertechnology, Inc. ("Vishay," "we," "us," or "our") is a leading global manufacturer and supplier of semiconductors and passive components, including MOSFETs, diodes, optoelectronic components, resistors, inductors, and capacitors. Discrete semiconductors and passive components manufactured by Vishay are used in virtually all types of electronic products, including those in the industrial, computing, automotive, consumer electronic products, telecommunications, power supplies, military/aerospace, and medical industries.

We operate in six segments based on product functionality: MOSFETs, Diodes, Optoelectronic Components, Resistors, Inductors, and Capacitors.  The current six segment alignment reflects a change in reporting structure made during the fourth fiscal quarter of 2019.  Prior periods have been recast to separately present Resistors and Inductors.

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our worldwide R&D and engineering technical staff; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.  In addition to our growth plan, we also have opportunistically repurchased our stock and, as further described below, reduced dilution risks by repurchasing a portion of our convertible senior debentures.

In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay. We have paid dividends each quarter since the first fiscal quarter of 2014, and further increased the quarterly cash dividend by 12% to $0.095 per share in the second fiscal quarter of 2019.

During 2018 we reacted quickly to the opportunities created by the enactment of the U.S. Tax Cuts and Jobs Act (“TCJA”) in December 2017. During 2018 we repatriated approximately $724.0 million of cash to the U.S., net of taxes, and further simplified our balance sheet by refinancing some of our debt. In June 2018, we used the net proceeds from issuing $600 million principal amount of new convertible senior notes to repurchase some of our outstanding convertible senior debentures, which had become less tax-efficient because of the TCJA. During the fourth quarter of 2018, we utilized repatriated cash to repurchase additional convertible senior debentures in open market and privately-negotiated transactions with holders. In 2019, we continued to repurchase convertible senior debentures in open market and privately-negotiated transactions with holders.  As a result of these transactions, we reduced the principal amount of outstanding convertible senior debentures due 2040, 2041, and 2042 from $575 million to $17.2 million.

We continued to re-shape our capital structure in 2019. We replaced our existing credit agreement that was due to expire in December 2020 with a new agreement that will expire in June 2024. The new credit facility increases the aggregate commitment of revolving loans from $640 million to $750 million; provides us with the ability to request up to $300 million of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt; reduces the undrawn commitment fee while maintaining the same borrowing rates; and provides greater operating flexibility, including with respect to intercompany funding and other transactions, to enable us to continue to streamline our complex subsidiary structure.

We repatriated $188.7 million to the United States, and paid withholding and foreign taxes of approximately $38.8 million during 2019. Substantially all of these amounts are being used to repay certain intercompany indebtedness, to repay the outstanding balance on the revolving credit facility, to pay the U.S. transition tax, and to fund capital expansion projects.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business. See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  We believe that supply, in general, caught up with market demand in the first fiscal quarter of 2019.  The remainder of 2019 was significantly impacted by a substantial decrease in orders, particularly from distribution customers, as they reduced their inventory. This decrease has negatively impacted almost all key financial metrics, including net revenues.

Net revenues for the year ended December 31, 2019 were $2.668 billion, compared to net revenues of $3.035 billion and $2.599 billion for the years ended December 31, 2018 and 2017, respectively.  Net earnings attributable to Vishay stockholders for the year ended December 31, 2019 were $163.9 million, or $1.13 per diluted share, compared to $345.8 million, or $2.24 per diluted share for the year ended December 31, 2018, and net loss attributable to Vishay stockholders of $(20.3) million, or $(0.14) per share, for the year ended December 31, 2017.

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

Net earnings (loss) attributable to Vishay stockholders for the years ended December 31, 2019, 2018, and 2017 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2019	2018	2017

GAAP net earnings (loss) attributable to Vishay stockholders	$163,936	$345,758	$(20,344)

Reconciling items affecting operating income:
Restructuring and severance costs	$24,139	$-	$11,273

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	$2,030	$26,583	$-
Loss on disposal of equity affiliate	-	-	6,112

Reconciling items affecting tax expense (benefit):
Effects of tax-basis foreign exchange gain	$7,554	$-	$-
Enactment of TCJA	-	25,496	234,855
Effects of cash repatriation program	(9,583)	(10,047)	(5,802)
Change in deferred taxes due to early extinguishment of debt	(1,601)	(54,877)	-
Effects of changes in uncertain tax positions	2,831	-	1,565
Tax effects of pre-tax items above	(6,211)	(5,812)	(3,331)

Adjusted net earnings	$183,095	$327,101	$224,328

Adjusted weighted average diluted shares outstanding	145,136	154,622	157,010

Adjusted earnings per diluted share	$1.26	$2.12	$1.43

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash is presented as a line item on the face of our consolidated statements of cash flows prepared in accordance with GAAP.

	Years ended December 31,
	2019	2018	2017
Net cash provided by continuing operating activities	$296,444	$258,506	$368,777
Proceeds from sale of property and equipment	577	55,561	1,685
Less: Capital expenditures	(156,641)	(229,899)	(170,432)
Free cash	$140,380	$84,168	$200,030

Our results for 2019 represent the effects of the normalization of demand that we began to experience in the fourth fiscal quarter of 2018 and accelerated through 2019 as supply, in general, caught up with demand, and customers, particularly distributors, significantly reduced their orders as they decreased their inventory.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

Our free cash results were significantly impacted by the payment of cash taxes related to the cash repatriated to the U.S. in 2019 and 2018 of $38.8 million and $156.8 million, respectively, and the installment payments of the U.S. transition tax of $14.8 million each in 2019 and 2018.

Financial Metrics

We utilize several financial metrics to evaluate the performance and assess the future direction of our business. These key financial measures and metrics include net revenues, gross profit margin, operating margin, segment operating income, end-of-period backlog, and the book-to-bill ratio. We also monitor changes in our inventory turnover and our or publicly available average selling prices (“ASP”).

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2018 through the fourth fiscal quarter of 2019 (dollars in thousands):

	4th Quarter 2018	1st Quarter 2019	2nd Quarter 2019	3rd Quarter 2019	4th Quarter 2019

Net revenues	$775,892	$745,159	$685,240	$628,329	$609,577

Gross profit margin	28.3%	28.3%	25.5%	23.9%	22.2%

Operating margin (1)	15.4%	14.5%	11.6%	8.1%	4.0%

End-of-period backlog	$1,497,100	$1,331,800	$1,126,700	$935,400	$911,300

Book-to-bill ratio	0.94	0.79	0.69	0.72	0.94

Inventory turnover	4.5	4.3	4.3	4.1	4.3

Change in ASP vs. prior quarter	0.7%	-0.4%	-0.9%	-1.1%	-0.8%
_______________
(1) Operating margin for the third and fourth fiscal quarters of 2019 includes $7.3 million and $16.9 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues decreased versus the prior fiscal quarter and the fourth fiscal quarter of 2018.  In periods where customers, particularly distributors, have high levels of inventory, backlog is less indicative of future revenues.  Distributors, particularly of semiconductor products in Asia, began to normalize their backlogs in the third fiscal quarter of 2018 and we experienced a further normalization of demand throughout 2019.  Inventory in the supply chain remains at a relatively high level, which continues to negatively impact orders.  Average selling prices, particularly of commodity semiconductor products, have begun to decrease consistent with the decrease in demand.

Gross profit margin decreased versus the prior fiscal quarter and the fourth fiscal quarter of 2018.  The decreases are primarily volume-driven, and include temporary manufacturing inefficiencies as we adapt manufacturing capacities.

The book-to-bill ratio increased to 0.94 in the fourth fiscal quarter of 2019 from 0.72 in the third fiscal quarter of 2019. The book-to-bill ratios for distributors and original equipment manufacturers ("OEM") were 0.94 and 0.95, respectively, versus ratios of 0.55 and 0.90, respectively, during the third fiscal quarter of 2019.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2018 through the fourth fiscal quarter of 2019 (dollars in thousands):

	4th Quarter 2018	1st Quarter 2019	2nd Quarter 2019	3rd Quarter 2019	4th Quarter 2019
MOSFETs
Net revenues	$139,318	$137,341	$128,842	$126,747	$116,215

Book-to-bill ratio	1.08	0.84	0.54	0.54	0.94

Gross profit margin	26.2%	26.3%	24.8%	24.1%	23.7%

Segment operating margin	18.9%	19.4%	17.5%	16.6%	16.1%

Diodes
Net revenues	$176,961	$167,840	$142,042	$123,879	$123,382

Book-to-bill ratio	0.83	0.63	0.52	0.57	0.88

Gross profit margin	26.2%	25.9%	20.3%	17.1%	16.3%

Segment operating margin	23.3%	22.7%	16.9%	13.3%	12.6%

Optoelectronic Components
Net revenues	$65,617	$60,562	$60,675	$50,702	$51,047

Book-to-bill ratio	0.75	0.83	0.70	0.86	1.11

Gross profit margin	28.8%	26.4%	26.8%	21.5%	20.2%

Segment operating margin	22.2%	19.3%	19.8%	13.7%	12.7%

Resistors
Net revenues	$186,266	$188,831	$165,359	$155,119	$147,883

Book-to-bill ratio	0.91	0.89	0.81	0.82	0.95

Gross profit margin	32.6%	33.1%	28.3%	27.4%	23.5%

Segment operating margin	29.4%	29.8%	25.2%	23.8%	19.0%

Inductors
Net revenues	$76,697	$71,640	$77,024	$73,458	$76,520

Book-to-bill ratio	1.01	0.97	1.01	0.95	1.05

Gross profit margin	32.5%	32.5%	31.9%	31.9%	33.5%

Segment operating margin	29.2%	28.8%	28.3%	28.3%	30.3%

Capacitors
Net revenues	$131,033	$118,945	$111,298	$98,424	$94,530

Book-to-bill ratio	1.02	0.67	0.68	0.76	0.84

Gross profit margin	24.7%	25.0%	23.5%	22.0%	17.9%

Segment operating margin	20.4%	20.7%	19.0%	16.9%	12.3%
_________

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

On January 3, 2019, we acquired substantially all of the assets and liabilities of Bi-Metallix, Inc. ("Bi-Metallix"), a U.S.-based, privately-held provider of electron beam continuous strip welding services for $11.9 million.  We were a major customer of Bi-Metallix, and the acquired business has been vertically integrated into our Resistors segment.  The results and operations of this acquisition have been included in the Resistors segment since January 3, 2019.  Bi-Metallix did not have a material impact on the Company's consolidated results for the year ended December 31, 2019.

On February 8, 2018, we acquired substantially all of the assets and liabilities of UltraSource, Inc. ("UltraSource"), a U.S.-based, privately-held thin film circuit and thin film interconnect manufacturer, for $13.6 million.  The results and operations of this acquisition have been included in the Resistors segment since February 8, 2018.  UltraSource contributed $17.4 million of net revenues to the year ended December 31, 2018.

On June 11, 2018, we acquired EuroPower Holdings Ltd. ("EuroPower"), a distributor of electronic components in the United Kingdom, for $2.9 million, net of cash acquired.  The results and operations of this acquisition have been included in the Resistors segment since June 11, 2018.  EuroPower did not have a material impact on the Company's consolidated results for the year ended December 31, 2018.

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

In the third fiscal quarter of 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.  We incurred restructuring expense of $24.1 million related to this program in 2019.

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

We first solicited volunteers to accept a voluntary separation / early retirement offer, which has been generally successful.  The voluntary separation benefits vary by country and job classification, but generally offer a cash loyalty bonus.  A limited number of involuntary terminations are necessary to achieve the cost reduction targets.  We expect these cost reductions to be fully achieved by December 2020.

No manufacturing facility closures are currently expected pursuant to these programs. Except for these programs, we do not anticipate any other material restructuring activities in 2020.  However, a continued sluggish business environment for the electronics industry or a significant economic downturn may require us to implement additional restructuring initiatives.

See Note 4 to our consolidated financial statements for additional information.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar was stronger during 2019 versus 2018, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus 2018, but weaker during 2018 versus 2017, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus 2017.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2019 have been slightly favorably impacted (compared to the prior year) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

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

See Notes 1 and 9 to our consolidated financial statements for further information.

Convertible Debt Instruments

We currently have three issuances of convertible debt instruments outstanding.  GAAP requires us to separately account for the liability and equity components of convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The resulting discount on the debt is amortized as non-cash interest expense in future periods.  Additionally, upon extinguishment of convertible debt instruments, GAAP requires the aggregate repurchase payment to be allocated between the liability and equity (including temporary equity) components of the convertible debt instruments, using our nonconvertible debt borrowing rate at the time of extinguishment.  The estimated nonconvertible debt borrowing rate can significantly impact the accounting for convertible debt instruments.  The estimation of our nonconvertible debt borrowing rate requires significant judgment.  We employ a market approach and base our estimate on observed data from companies with similar capital structures and debt instruments as well as data obtained from third-party financial institutions.  We believe we have a reasonable basis to estimate our nonconvertible debt borrowing rate.

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

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). At December 31, 2019, our U.S. plans include various non-qualified plans.  As further described below, our U.S. qualified plan was terminated and settled in 2016.  The table below summarizes information about our pension and other postretirement benefit plans.  This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. non-qualified pension plans	$42,383	$-	$(42,383)	$27,617	$(14,766)	$8,839
German pension plans	179,078	-	(179,078)	4,405	(174,673)	60,318
Taiwanese pension plans	61,797	45,210	(16,587)	-	(16,587)	15,341
Other pension plans	42,686	28,419	(14,267)	-	(14,267)	9,267
OPEB plans	15,798	-	(15,798)	-	(15,798)	1,999
Other retirement obligations	12,871	-	(12,871)	-	(12,871)	-
	$354,613	$73,629	$(280,984)	$32,022	$(248,962)	$95,764

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

We completed the termination and settlement of our principal U.S. defined benefit pension plan, the Vishay Retirement Plan, in December 2016.  We continue to seek to de-risk our global pension exposures.  Such actions could result in increased net periodic pension cost due to lower expected rates of return on plan assets and/or possible additional charges to recognize unamortized actuarial items if all or a portion of the obligations were to be settled.

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

These accruals for tax-related uncertainties are based on our best estimate of potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited by tax authorities and finally resolved.  Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution.  Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

Our U.S. federal income tax returns are generally subject to audit for years ending on or after December 31, 2016.  The IRS may, however, ask for supporting documentation for net operating losses for the years ended December 31, 2013 - 2015, which were utilized in the year ended December 31, 2017.  During 2019, the examinations of certain tax returns were concluded and certain statutes of limitations lapsed.  Our tax provision for the year-ended December 31, 2019 includes tax benefits related to the resolution of these matters.  The tax returns of significant non-U.S. subsidiaries which are currently under examination include India (2004 through 2016), Italy (2017), Germany (2013 through 2016), and Israel (2016 and 2017).  We and our subsidiaries also file income tax returns in other taxing jurisdictions around the world, many of which are still open to examination.

See Notes 1 and 5 to consolidated financial statements for additional information.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2019	2018	2017

Costs of products sold	74.8%	70.7%	73.0%
Gross profit	25.2%	29.3%	27.0%
Selling, general, and administrative expenses	14.4%	13.3%	14.2%
Operating income	9.8%	16.0%	12.5%
Income before taxes and noncontrolling interest	8.5%	13.7%	10.7%
Net earnings (loss) attributable to Vishay stockholders	6.1%	11.4%	(0.8)%
________
Effective tax rate	27.2%	16.9%	107.0%

Net Revenues

Net revenues were as follows (dollars in thousands):

	2019	2018	2017

Net revenues	$2,668,305	$3,034,689	$2,599,368
Change versus prior year	$(366,384)	$435,321
Percentage change versus prior year	-12.1%	16.7%

Changes in net revenues were attributable to the following:

	2019 vs. 2018	2018 vs. 2017

Change attributable to:
Change in volume	-9.8%	13.5%
Change in average selling prices	-1.1%	0.4%
Foreign currency effects	-1.6%	1.6%
Acquisitions	0.1%	0.8%
Other	0.3%	0.4%
Net change	-12.1%	16.7%

We experienced a substantial, broad-based increase in demand for our products beginning in the first fiscal quarter of 2017 that continued through the third fiscal quarter of 2018.  Demand started to decrease in the  fourth fiscal quarter of 2018 and the decrease accelerated through 2019 as customers, particularly distributors, reduced orders as they decreased their inventory.  The decrease in demand resulted in decreased net revenues compared to the prior year periods.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2019 were 25.2%, as compared to 29.3% for the year ended December 31, 2018.  The decrease is primarily due to decreased sales volume, temporary manufacturing inefficiencies, and the impact of tariffs on products imported from China.  We were not able to completely offset the normal negative impacts of inflation and average selling price decline by cost reductions and innovation due to the negative impact of manufacturing inefficiencies caused by capacity adaptations.  As a result, our contributive margin decreased in 2019.

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

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2019	2018	2017

Net revenues	$509,145	$547,643	$467,476
Change versus comparable prior year period	$(38,498)	$80,167
Percentage change versus comparable prior year period	-7.0%	17.1%

Changes in MOSFETs segment net revenues were attributable to the following:

	2019 vs. 2018	2018 vs. 2017

Change attributable to:
Change in volume	-3.3%	17.0%
Decrease in average selling prices	-3.2%	-0.3%
Foreign currency effects	-0.9%	0.6%
Other	0.4%	-0.2%
Net change	-7.0%	17.1%

Gross profit margins for the MOSFETs segment were as follows:

	Years ended December 31,
	2019	2018	2017

Gross profit margins	24.8%	26.6%	23.4%

The MOSFETs segment experienced a significant decrease in 2019 net revenues versus the prior year.  Sales volume decreased with distribution customers in all regions and with end customers in Asia.  The decreases in our biggest market, Asian distributors, were partially offset by increases in our integrated circuits products.  The business with European and American end customers also increased significantly primarily due to dedicated products for the automotive end-market and the singularity of a last-time-buy business.  Declining selling prices and a weaker euro currency also contributed to the revenue decrease.

The gross profit margin for 2019 decreased versus the prior year primarily due to lower sales volume and the returning pressure on our selling prices.  Measures taken to adjust the costs to the lower sales volume offset cost increases particularly from inflation.

The reduced customer demand increased the pressure on pricing for our established MOSFETs products in 2019 but the decline was below our historical level.  We experienced a moderate decrease in average selling prices versus the prior year.  The price decline was partially offset by U.S. tariffs on imports from China which were partially passed-through to customers.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2019	2018	2017

Net revenues	$557,143	$712,936	$619,958
Change versus comparable prior year period	$(155,793)	$92,978
Percentage change versus comparable prior year period	-21.9%	15.0%

Changes in Diodes segment net revenues were attributable to the following:

	2019 vs. 2018	2018 vs. 2017

Change attributable to:
Change in volume	-19.6%	10.9%
Change in average selling prices	-2.0%	2.0%
Foreign currency effects	-1.1%	1.3%
Other	0.8%	0.8%
Net change	-21.9%	15.0%

Gross profit margins for the Diodes segment were as follows:

	Years ended December 31,
	2019	2018	2017

Gross profit margins	20.4%	27.6%	26.6%

After two record years, net revenues of our Diodes segment decreased significantly in 2019 versus the prior year.  The sales volume decreased in all regions, and particularly for distributors. A decline in the selling prices and a weaker euro currency also contributed to the decrease.

Gross profit margin decreased versus the prior year primarily due to decreases in volume and in average selling prices.  Our cost reduction efforts could not fully offset the impact from cost inflation, the costs associated with the adaptation of direct labor to the lower sales volume, and the costs of establishing alternative capacities for products subject to U.S. tariffs on goods imported from China.

The low level of demand in 2019 increased the pressure on selling prices.  As a result, we experienced a slight decrease in average selling prices versus the prior year.  The price decline was partially offset by more U.S. tariffs on imports from China being passed-through to customers.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2019	2018	2017

Net revenues	$222,986	$289,727	$284,429
Change versus comparable prior year period	$(66,741)	$5,298
Percentage change versus comparable prior year period	-23.0%	1.9%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2019 vs. 2018	2018 vs. 2017

Change attributable to:
Change in volume	-19.3%	0.6%
Decrease in average selling prices	-3.1%	-1.3%
Foreign currency effects	-1.7%	1.9%
Other	1.1%	0.7%
Net change	-23.0%	1.9%

Gross profit margins for the Optoelectronic Components segment were as follows:

	Years ended December 31,
	2019	2018	2017

Gross profit margin	24.0%	34.6%	34.5%

The Optoelectronic Components segment net revenues decreased significantly in 2019 versus the prior year. We experienced the decrease in all regions and sales channels.  Declining selling prices and a weaker euro currency also contributed to the decrease.

The gross profit margin decreased versus the prior year. The decrease is primarily due to decreased volume.  Lower average selling prices and cost inflation also contributed to the decrease.

The pricing pressure for our established Optoelectronic Components products has increased due to the low demand.  We experienced a moderate price decline versus the prior year, consistent with our historical experience.

The Optoelectronic Components segment has been affected by high inventories at distribution resulting in a lower order rate and a general weakness in one of its main product lines.  We expect the business to return to historical levels after this normalization phase.

Resistors

Net revenues of the Resistors segment were as follows (dollars in thousands):

	Years ended December 31,
	2019	2018	2017

Net revenues	$657,192	$716,394	$590,465
Change versus comparable prior year period	$(59,202)	$125,929
Percentage change versus comparable prior year period	(8.3)%	21.3%

Changes in Resistors segment net revenues were attributable to the following:

	2019 vs. 2018	2018 vs. 2017

Change attributable to:
Change in volume	-7.0%	14.4%
Increase in average selling prices	0.2%	0.3%
Foreign currency effects	-2.5%	2.5%
Acquisitions	0.5%	3.4%
Other	0.5%	0.7%
Net change	-8.3%	21.3%

Gross profit margins for the Resistors segment were as follows:

	Years ended December 31,
	2019	2018	2017

Gross profit margin	28.4%	33.3%	30.4%

Net revenues of the Resistors segment decreased significantly versus the prior year.  All regions decreased.  Distribution and the industrial end-market decreased significantly.

The gross profit margin decreased versus the prior year.  The decrease is due to sales volume decrease, inefficiencies due to capacity adaptations, labor cost increases, negative impact of exchange rates, and increased fixed costs, which were partially offset by reduced variable costs, higher selling prices, and materials price savings.

Average selling prices increased slightly versus the prior year, in part, reflecting price increases for certain specialty resistor products.

Inductors

Net revenues of the Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2019	2018	2017

Net revenues	$298,642	$301,892	$253,064
Change versus comparable prior year period	$(3,250)	$48,828
Percentage change versus comparable prior year period	(1.1)%	19.3%

Changes in Inductors segment net revenues were attributable to the following:

	2019 vs. 2018	2018 vs. 2017

Change attributable to:
Increase in volume	1.4%	19.1%
Decrease in average selling prices	-1.6%	-1.1%
Foreign currency effects	-0.8%	1.5%
Other	-0.1%	-0.2%
Net change	-1.1%	19.3%

Gross profit margins for the Inductors segment were as follows:

	Years ended December 31,
	2019	2018	2017

Gross profit margin	32.4%	32.8%	28.6%

Net revenues of the Inductors segment decreased slightly versus the prior year.  The decrease in Asia was partially offset by increases in Europe and the Americas.  Distribution decreased significantly, while the automotive, military, and medical end-markets increased.

The gross profit margin decreased versus the prior year.  The decrease is primarily due to the decrease in average selling prices and fixed costs increases, which were partially offset by increased sales volume, variable cost reductions, and manufacturing efficiencies.

Average selling prices decreased slightly versus the prior year.

Capital spending projects to expand capacity are underway to meet the increased demand in this growing segment.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2019	2018	2017

Net revenues	$423,197	$466,097	$383,976
Change versus comparable prior year period	$(42,900)	$82,121
Percentage change versus comparable prior year period	-9.2%	21.4%

Changes in Capacitors segment net revenues were attributable to the following:

	2019 vs. 2018	2018 vs. 2017

Change attributable to:
Change in volume	-8.8%	17.5%
Increase in average selling prices	2.3%	1.1%
Foreign currency effects	-2.3%	2.0%
Other	-0.4%	0.8%
Net change	-9.2%	21.4%

Gross profit margins for the Capacitors segment were as follows:

	Years ended December 31,
	2019	2018	2017

Gross profit margin	22.3%	23.3%	20.4%

Net revenues of the Capacitors segment decreased significantly versus the prior year.  All regions decreased.  Distribution contributed the most to the revenue decrease.

The gross profit margin decreased versus the prior year.  The decrease is due to lower sales volume, manufacturing inefficiencies, increased labor costs, and higher material prices, which were partially offset by higher selling prices and fixed costs reductions.

Despite the lower sales volume, average selling prices have increased slightly versus the prior year.  The increase is primarily due to increased prices for certain materials that were passed through to our customers.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2019	2018	2017

Total SG&A expenses	$384,631	$403,404	$367,831
as a percentage of sales	14.4%	13.3%	14.2%

The overall decrease in SG&A expenses is primarily attributable to reductions to incentive compensation and favorable foreign currency exchange impacts.  The overall increase in SG&A expenses in 2018 versus 2017 is primarily due to general salary and cost inflation, higher incentive compensation, increased R&D spending, and exchange rate impacts, which were partially offset by the effects of our restructuring programs.

Certain items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2019	2018	2017

Amortization of intangible assets	$8,476	$11,807	$14,263
Net loss (gain) on sale of assets	(157)	(2,216)	(265)

Certain intangible assets became fully amortized in the second fiscal quarter of 2017 and in the third fiscal quarter of 2018.

In the third fiscal quarter of 2019, we announced a restructuring program targeting SG&A expenses.  See "Cost Management" above.

Other Income (Expense)

2019 Compared to 2018

Interest expense for the year ended December 31, 2019 decreased by $3.0 million versus the year ended December 31, 2018.  The decrease is primarily attributable to reduced interest expense on the revolving credit facility and the convertible senior debentures as a result of using cash repatriated in 2018 to repay the balance of the credit facility in the third fiscal quarter of 2018 and to repurchase convertible senior debentures, partially offset by the issuance of convertible senior notes due 2025 in the second fiscal quarter of 2018.

We repurchased $19.4 million principal amount of convertible senior debentures in 2019.  We recognized a $2.0 million loss on early extinguishment of the repurchased convertible debentures in 2019.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2019	2018	Change

Foreign exchange gain (loss)	$(1,414)	$(1,991)	$577
Interest income	8,445	11,940	(3,495)
Investment income (loss)	6,448	(1,646)	8,094
Other	61	(266)	327
	$13,540	$8,037	$5,503
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

In June 2018, we issued $600 million principal amount of 2.25% senior convertible notes due 2025 to qualified institutional investors. We used the net proceeds from this offering to repurchase $289.1 million principal amounts of convertible senior debentures for $585.0 million.  We used repatriated cash to repurchase an additional $249.4 million principal amount of convertible senior debentures in the fourth fiscal quarter of 2018 for $376.0 million.  We recognized a $26.6 million loss on early extinguishment of the repurchased convertible debentures in 2018.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2018	2017	Change

Foreign exchange gain (loss)	$(1,991)	$(4,536)	$2,545
Interest income	11,940	6,482	5,458
Investment income (loss)†	(1,646)	-	(1,646)
Other	(266)	(208)	(58)
	$8,037	$1,738	$6,299

† Recognized in "Other" subsequent to the prospective adoption of ASU 2016-01 on January 1, 2018.  Previously recorded in accumulated other comprehensive income until realized.

Income Taxes

For the years ended December 31, 2019, 2018, and 2017, the effective tax rates were 27.2%, 16.9%, and 107.0%, respectively.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each period presented.  These items were $0.8 million (tax benefit) in 2019, $39.4 million (tax benefit) in 2018, and $230.6 million in 2017.

We recorded tax benefits of $9.6 million during the year ended December 31, 2019, due to adjustments to remeasure the deferred taxes related to our cash repatriation program, such as foreign currency effects, and to consider certain corporate reorganizational activities that impact repatriation.  During 2019, we repatriated $188.7 million to the United States and paid withholding and foreign taxes of $38.8 million.

As part of our cash repatriation activity, we settled an intercompany loan, which previously had been accounted for at the historical foreign exchange rate (akin to an equity contribution) because the debtor entity did not have the intent or ability to repay such intercompany loan.   Currency translation adjustments were recorded in accumulated other comprehensive income, and were not included in U.S. GAAP pre-tax income.  Our cash repatriation activity resulted in the ability to repay such intercompany loan.  Upon settlement of this intercompany loan, the foreign entity realized a taxable gain.  Income tax expense for the year ended December 31, 2019 includes tax expense of $7.6 million related to this tax-basis foreign exchange gain.

The effective tax rate for the year ended December 31, 2019 was also impacted by the effect of the repurchase of convertible senior debentures.  We recognized a tax benefit of $1.6 million, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

The effective tax rate for the year ended December 31, 2019 was also impacted by $2.8 million of net tax expense for changes in uncertain tax positions.

The effective tax rate for the years ended December 31, 2018 and 2017 was significantly impacted by the enactment of the Tax Cuts and Jobs Act ("TCJA").  As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA was considered “provisional,” based on reasonable estimates.  The net tax expense recorded in 2017 was $234.9 million.  We recorded adjustments of $25.5 million during the 2018 measurement period, as defined in SAB No. 118, as additional details were collected and analyzed.

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

We also recorded a tax benefit of $10.0 million due to the remeasurement of the deferred tax liability related to our cash repatriation program during 2018.  These types of remeasurement adjustments will continue until the amounts are repatriated.  We repatriated $724 million to the U.S. pursuant to this program in 2018.  As a result of the repatriations, we paid cash taxes of $156.8 million in 2018.

The effective tax rate for the year ended December 31, 2017 was also impacted by a $5.8 million tax benefit recorded for the periodic remeasurement related to the 2015 cash repatriation program, and $1.6 million of net tax expense for changes in uncertain tax positions.

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

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock.  We have generated cash flows from operations in excess of $200 million in each of the last 18 years, and cash flows from operations in excess of $100 million in each of the last 25 years.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.  Vishay has generated positive "free cash" in each of the past 23 years, and "free cash" in excess of $80 million in each of the last 18 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

During 2018, we repatriated approximately $724 million to the United States, and paid cash taxes of $156.8 million related to the repatriations.  We repatriated $188.7 million to the United States, and paid cash taxes of $38.8 million related to the repatriations in 2019.  The payment of these cash taxes was recorded as an operating cash flow and any future cash taxes associated with the TCJA transition tax and related foreign taxes on repatriated cash will generally be recorded as operating cash flows.  The payment of these cash taxes significantly impacted cash flows from operations and free cash for the years ended December 31, 2019 and 2018.  We expect our business to continue to be a reliable generator of free cash, partially offset by such tax payments.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

In the second fiscal quarter of 2019, we entered into a new credit facility, which provides an aggregate commitment of $750 million of revolving loans available until June 5, 2024.  The new credit facility replaces our previous credit agreement that provided for an aggregate commitment of $640 million, and that was scheduled to mature on December 10, 2020.  The new credit facility also provides us the ability to request up to $300 million of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt.  At December 31, 2019, we had no amounts outstanding under our credit facility.

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

Any borrowings under the credit facility are secured by a lien on substantially all assets, including  accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed solely for use in, or arising solely under the laws of, any country other than the United States, assets located solely outside of the United States and deposit and securities accounts), of Vishay and certain significant subsidiaries located in the United States, and pledges of stock in certain significant domestic and foreign subsidiaries; and are guaranteed by certain significant subsidiaries.

The credit facility also limits or restricts us from, among other things, incurring indebtedness, incurring liens on our assets, making investments and acquisitions (assuming our pro forma leverage ratio is greater than 2.75 to 1.00), making asset sales, and paying cash dividends and making other restricted payments (assuming our pro forma leverage ratio is greater than 2.50 to 1.00), and requires us to comply with other covenants, including the maintenance of specific financial ratios.

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

We were in compliance with all financial covenants under the credit facility at December 31, 2019.  Our interest coverage ratio and leverage ratio were 18.52 to 1 and  1.36 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

We had no amounts outstanding on our revolving credit facility at December 31, 2018. We borrowed $42 million and repaid $42 million on the credit facility during the year ended December 31, 2019.  The average outstanding balance on our credit facility calculated at fiscal month-ends was $6.1 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $28 million during the year ended December 31, 2019.

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

During 2019, we repurchased $1.0 million, $16.2 million, and the remaining $2.2 million principal amount of convertible senior debentures due 2040, due 2041, and due 2042, respectively, for $27.9 million.  We used cash on hand, primarily repatriated cash, to fund the repurchases.

Subsequent to December 31, 2019, through February 12, 2020, we have repurchased an additional $14.25 million principal amount of convertible senior debentures due 2041 for $19.8 million.

During 2019, we repatriated $188.7 million to the United States, and paid withholding and foreign taxes of $38.8 million.   Substantially all of these amounts are being used to repay certain intercompany indebtedness, repay the outstanding balance on our revolving credit facility, to pay the US transition tax, and to fund capital expansion projects.

After completing this phase of cash repatriation, there is approximately $100 million of unremitted foreign earnings that we have deemed not permanently reinvested and thus have accrued foreign withholding and other taxes.   We continue to evaluate the timing of the reparation of these remaining amounts, and may decide to ultimately not repatriate some of these amounts.

We also continue to evaluate the TCJA's provisions and may further adjust our financial and capital structure and business practices accordingly.

As of December 31, 2019, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect to fund any future repurchases of convertible debentures, as well as other obligations required to be paid by the U.S. parent company, Vishay Intertechnology, Inc., including cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments by borrowing under our revolving credit facility.  Our U.S. subsidiaries also have operating cash needs.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 0.4% due to the low interest rate environment in Europe.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The amount of short-term investments at December 31, 2019 is lower than normal due to the recently completed cash repatriation activity.

The following table summarizes the components of net cash and short-term investments (debt) (in thousands):

	December 31, 2019	December 31, 2018

Credit Facility	$-	$-
Convertible senior notes, due 2025*	509,128	495,203
Convertible senior debentures, due 2040*	126	539
Convertible senior debentures, due 2041*	6,677	12,812
Convertible senior debentures, due 2042*	-	923
Deferred financing costs	(16,784)	(14,968)
Total debt	499,147	494,509

Cash and cash equivalents	694,133	686,032
Short-term investments	108,822	78,286

Net cash and short-term investments (debt)	$303,808	$269,809

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

Our financial condition as of December 31, 2019 continued to be strong, with the current ratio (current assets to current liabilities) increasing to 3.3 to 1, from 2.8 to 1 as of December 31, 2018.  The increase is primarily due to the decrease in trade accounts payable, other accrued expenses, and income taxes payable.  Our ratio of total debt to Vishay stockholders' equity was 0.34 to 1 at December 31, 2019 as compared to a ratio of 0.36 to 1 at December 31, 2018.  The decrease in the ratio is primarily due to increased retained earnings.

Cash flows provided by operating activities were $296.4 million for the year ended December 31, 2019, as compared to cash flows provided by operations of $258.5 million for the year ended December 31, 2018.  The increase in operating cash flows is partially due to less repatriation cash taxes paid in 2019 versus 2018.

Cash paid for property and equipment for the year ended December 31, 2019 was $156.6 million, as compared to $229.9 million for the year ended December 31, 2018. We expect capital spending of approximately $140 million in 2020, in accordance with requirements of our markets.

Cash paid for dividends to our common and Class B common stockholders totalled $53.4 million and $46.5 million for the years ended December 31, 2019 and 2018, respectively.  We expect dividend payments in 2020 to total approximately $55.0 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

As of December 31, 2019 we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	Year 1	Years 2-3	Years 4-5	More than 5

Long-term debt	$617,190	$-	$-	$-	$617,190
Interest payments on long-term debt	90,260	15,762	31,524	30,456	12,518
Operating leases	127,753	20,649	32,494	24,871	49,739
Letters of credit	2,088	-	-	2,088	-
Expected pension and postretirement plan funding	209,707	18,845	45,778	40,975	104,109
Estimated costs to complete construction in progress	92,000	92,000	-	-	-
TCJA transition tax	154,953	14,757	29,514	64,563	46,119
Uncertain tax positions	37,996	342	-	-	37,654
Purchase commitments	59,448	38,945	18,943	1,560	-
Other long-term liabilities	62,553	-	-	-	62,553
Total contractual cash obligations	$1,453,948	$201,300	$158,253	$164,513	$929,882

Commitments for long-term debt are based on the amount required to settle the obligation. Accordingly, the discounts and capitalized deferred financing costs associated with our convertible debt instruments are excluded from the calculation of long-term debt commitments in the table above.

Commitments for interest payments on long-term debt are cash commitments based on the stated maturity dates of each agreement and include fees under our revolving credit facility, which expires on June 4, 2024.  Commitments for interest payments on long-term debt exclude non-cash interest expense related to the amortization of the discount associated with our convertible debt instruments.

Various factors could have a material effect on the amount of future principal and interest payments.  Among other things, we have $617.2 million of outstanding debt instruments that are convertible into common stock.  Although we intend to net share settle our convertible debt instruments, we have the option to settle these instruments in shares of common stock pursuant to the indentures governing these instruments.  Principal and interest commitments associated with our convertible debt instruments are based on the amounts outstanding as of December 31, 2019 and do not consider any future repurchases.  Additionally, interest commitments for our revolving credit facility are based on the rate prevailing at December 31, 2019, but actual rates are variable and are certain to change over time.

The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, we expect to pay $184.5 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.  As of December 31, 2019, $29.5 million has been paid.

Our consolidated balance sheet at December 31, 2019 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified the amount recorded as a current liability as payable within one year, and the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.

There are certain guarantees and indemnifications extended among Vishay and VPG in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 19 to our consolidated financial statements for further discussion of the Tax Matters Agreement. These obligations are included in the uncertain tax positions disclosed above, but were not material to us as of December 31, 2019.

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

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2019.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due after five years in the table above, although actual timing of payments may be sooner.

For a further discussion of our long-term debt, pensions and other postretirement benefits, leases, uncertain tax positions, and purchase commitments, see Notes 3, 5, 6, 11, and 13 to our consolidated financial statements.

We do not participate in, nor have we created, any off-balance sheet variable interest entities or other off-balance sheet financing.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2019, 2018, and 2017 we did not have any outstanding interest rate swap or cap agreements.

The interest paid on our credit facility is based on a LIBOR spread.  At December 31, 2019, we had no amounts outstanding under the revolving credit facility. Future borrowings under the revolving credit commitment will bear interest at LIBOR plus 1.50%.

Our convertible debt instruments bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2019, we had $694.1 million of cash and cash equivalents and $108.8 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2019, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $2.9 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see “Economic Outlook and Impact on Operations and Future Financial Results” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of market risks.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We have in the past used forward exchange contracts to economically hedge a portion of these exposures.  As of December 31, 2019 we did not have any outstanding forward exchange contracts.

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

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2019 and 2018, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2019 and 2018. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $3.1 million and $14.5 million at December 31, 2019 and December 31, 2018, respectively, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting.  Their report is set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vishay Intertechnology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 14, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 14, 2020

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
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2019, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2019, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2019, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2019, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2019, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2019 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

4.2
Indenture, dated as of May 13, 2011, by and between Vishay Intertechnology, Inc. and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed May 13, 2011.

4.3
Indenture, dated as of May 31, 2012, by and between Vishay Intertechnology, Inc. and Union Bank, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed May 31, 2012.

4.4
Indenture, dated as of June 12, 2018, by and between Vishay Intertechnology, Inc. and HSBC Bank USA, N.A., as Trustee. Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed June 13, 2018.

4.5
Form of Global Note, representing Vishay Intertechnology, Inc.'s  2.25% Senior Convertible Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.5). Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K, filed on June 13, 2018.

4.6**	Description of Capital Stock.
10.1†	Amended and restated Vishay Intertechnology 162(m) Cash Bonus Plan. Incorporated by reference to Annex A to our Proxy Statement, dated March 31, 2017, for our 2017 Annual Meeting of Stockholders.
10.2†	Vishay Intertechnology, Inc. 2007 Stock Incentive Program. Incorporated by reference to Annex A to our Proxy Statement, dated April 5, 2013, for our 2013 Annual Meeting of Stockholders.
10.3†
Amended and Restated Vishay Intertechnology, Inc. 2007 Stock Incentive Program. Incorporated by reference to Annex A to our definitive proxy statement, dated April 4, 2014, for our 2014 Annual Meeting of Stockholders.

10.4†
Employment agreement, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.5†
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.6†
Amendment to Employment Agreement, dated August 28, 2011, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.7†
Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.8†
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.9†
Amendment to Employment Agreement, dated August 30, 2011, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.10†
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

10.12†
Second Amendment to Compensation Matters Agreement, dated March 3, 2015, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Lori Lipcaman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2015.

10.13†
Employment Agreement, dated February 15, 2018, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on February 16, 2018.

10.14†	Terms and Conditions of Johan Vandoorn Employment Agreement, dated January 16, 2012. Incorporated by reference to Exhibit 10.31 to our 2011 annual report on Form 10-K.
10.15†
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

10.19†
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

10.22†
Employment Agreement, dated February 15, 2018, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse.  Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed on February 16, 2018.

10.23†
Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal.  Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed on February 16, 2018.

10.24†
Employment Agreement, dated February 15, 2018, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Werner Gebhardt.  Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K, filed on February 16, 2018.

10.25†
Amendment to Employment Agreement between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Werner Gebhardt, dated February 22, 2019.  Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended March 30, 2019.

10.26†
Vishay Intertechnology, Inc. Key Employee Wealth Accumulation Plan (as amended and restated, effective January 1, 2017).  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 23, 2016.

10.27
Master Separation and Distribution Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010.

10.28
Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.29
Tax Matters Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.30
Trademark License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.2 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.31*
Supply Agreement, dated July 6, 2010, between Vishay Advanced Technology, Ltd. And Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.4 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.32*
Patent License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.6 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.33*
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

10.35*
Manufacturing Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.10 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.36
Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.11 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.37*
Supply Agreement, dated July 6, 2010, between Vishay Precision Foil GmbH and Vishay S.A. Incorporated by reference to Exhibit 10.12 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.38*
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

10.41
Credit Agreement, dated as of June 5, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 5, 2019.

10.42
Amendment No. 1 to Credit Agreement, dated as of September 20, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2019.

10.43†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed on May 21, 2014.
10.44†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on March 6, 2018.
10.45**†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement.
10.46†	Vishay Intertechnology, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed on May 21, 2014.
10.47†	Vishay Intertechnology, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed on March 6, 2018.
10.48**†	Vishay Intertechnology, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement.
10.49†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed on May 21, 2014.
10.50**†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2019, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104**	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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
February 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer,	February 14, 2020
Dr. Gerald Paul	and Director

Principal Financial and Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 14, 2020
Lori Lipcaman	Financial Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 14, 2020
Marc Zandman	the Board of Directors

/s/ Michael Cody	Director	February 14, 2020
Michael Cody

/s/ Abraham Ludomirski	Director	February 14, 2020
Dr. Abraham Ludomirski

/s/ Ronald M. Ruzic	Director	February 14, 2020
Ronald M. Ruzic

/s/ Ziv Shoshani	Director	February 14, 2020
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 14, 2020
Timothy V. Talbert

/s/ Jeffrey H. Vanneste	Director	February 14, 2020
Jeffrey H. Vanneste

/s/ Thomas C. Wertheimer	Director	February 14, 2020
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 14, 2020
Ruta Zandman

/s/ Raanan Zilberman	Director	February 14, 2020
Raanan Zilberman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Sales Returns and Allowances Accruals
Description of the Matter
At December 31, 2019, the Company’s liability for sales returns and allowances was $40.5 million.  As discussed in Note 1 of the consolidated financial statements, the Company recognizes the estimated variable consideration to be received as revenue from contracts with customers and recognizes a related accrued liability for estimated future credits that will be issued to its customers, primarily distributors, for product returns, scrap allowance, “stock, ship and debit” and price protection programs with those customers.

Auditing management’s sales returns and allowances accruals involved a high degree of subjectivity due to the significant judgment required in evaluating management’s estimates of future credits that will be issued to customers for sales that were recognized during the period.  In particular, the estimates were sensitive to significant assumptions such as projected market trends and conditions that drive expected demand and pricing of the Company’s products to be sold from distributor inventories in the future, inventory levels at customer locations subject to future credits, and the amount of future credits that are expected to be provided to the customers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s sales returns and allowances review process.  For example, we tested controls over management’s review of the significant assumptions described above.

To test the estimated sales returns and allowances accruals, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analyses.  We inspected contracts with customers in evaluating whether the assumptions used by management agreed with the terms and conditions of the contracts.   In addition, we compared the significant assumptions used by management to current industry and economic trends that affect demand for the Company’s products, pricing trends and actual historical credit experience. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the sales returns and allowances accruals that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 1968

Philadelphia, Pennsylvania
February 14, 2020

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$694,133	$686,032

Short-term investments	108,822	78,286

Accounts receivable, net of allowances for doubtful accounts of $1,095 and $4,269, respectively	328,187	397,020

Inventories:
Finished goods	122,466	138,112
Work in process	187,354	190,982
Raw materials	121,860	150,566
Total inventories	431,680	479,660

Prepaid expenses and other current assets	141,294	142,888
Total current assets	1,704,116	1,783,886

Property and equipment, at cost:
Land	75,011	87,622
Buildings and improvements	585,064	619,445
Machinery and equipment	2,606,355	2,510,001
Construction in progress	110,722	125,109
Allowance for depreciation	(2,425,627)	(2,373,176)
Property and equipment, net	951,525	969,001

Right of use assets	93,162	-

Goodwill	150,642	147,480

Other intangible assets, net	60,659	65,688

Other assets	160,671	140,143
Total assets	$3,120,775	$3,106,198

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2019	December 31, 2018

Liabilities, temporary equity, and equity
Current liabilities:
Notes payable to banks	$2	$18
Trade accounts payable	173,915	218,322
Payroll and related expenses	122,100	141,670
Lease liabilities	20,217	-
Other accrued expenses	186,463	229,660
Income taxes	17,731	54,436
Total current liabilities	520,428	644,106

Long-term debt, less current portion	499,147	494,509
U.S. transition tax payable	140,196	154,953
Deferred income taxes	22,021	85,471
Long-term lease liabilities	78,511	-
Other liabilities	100,207	79,489
Accrued pension and other postretirement costs	272,402	260,984
Total liabilities	1,632,912	1,719,512

Commitments and contingencies

Redeemable convertible debentures	174	2,016

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	-	-
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 132,348,357 and 132,117,715 shares outstanding	13,235	13,212
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,097,409 and 12,097,427 shares outstanding	1,210	1,210
Capital in excess of par value	1,425,170	1,436,011
Retained earnings (accumulated deficit)	72,180	(61,258)
Accumulated other comprehensive income (loss)	(26,646)	(6,791)
Total Vishay stockholders' equity	1,485,149	1,382,384
Noncontrolling interests	2,540	2,286
Total equity	1,487,689	1,384,670
Total liabilities, temporary equity, and equity	$3,120,775	$3,106,198

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2019	2018	2017

Net revenues	$2,668,305	$3,034,689	$2,599,368
Costs of products sold	1,997,105	2,146,165	1,896,259
Gross profit	671,200	888,524	703,109

Selling, general, and administrative expenses	384,631	403,404	367,831
Restructuring and severance costs	24,139	-	11,273
Operating income	262,430	485,120	324,005

Other income (expense):
Interest expense	(33,683)	(36,680)	(27,850)
Other components of net periodic pension cost	(13,959)	(13,118)	(12,417)
Other	13,540	8,037	1,738
Loss on early extinguishment of debt	(2,030)	(26,583)	-
Loss on disposal of equity affiliate	-	-	(6,112)
Total other income (expense)	(36,132)	(68,344)	(44,641)

Income before taxes	226,298	416,776	279,364

Income tax expense	61,508	70,239	298,924

Net earnings (loss)	164,790	346,537	(19,560)

Less: net earnings attributable to noncontrolling interests	854	779	784

Net earnings (loss) attributable to Vishay stockholders	$163,936	$345,758	$(20,344)

Basic earnings (loss) per share attributable to Vishay stockholders:	$1.13	$2.39	$(0.14)

Diluted earnings (loss) per share attributable to Vishay stockholders:	$1.13	$2.24	$(0.14)

Weighted average shares outstanding - basic	144,608	144,370	145,633

Weighted average shares outstanding - diluted	145,136	154,622	145,633

Cash dividends per share	$0.3700	$0.3225	$0.2550

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2019	2018	2017

Net earnings (loss)	$164,790	$346,537	$(19,560)

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	(9,729)	10,750	(4,545)

Foreign currency translation adjustment	(10,126)	(41,454)	124,220

Unrealized gain (loss) on available-for-sale securities	-	-	691

Other comprehensive income (loss)	(19,855)	(30,704)	120,366

Comprehensive income	144,935	315,833	100,806

Less: comprehensive income attributable to noncontrolling interests	854	779	784

Comprehensive income attributable to Vishay stockholders	$144,081	$315,054	$100,022

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2019	2018	2017

Operating activities
Net earnings (loss)	$164,790	$346,537	$(19,560)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	164,461	161,863	163,146
(Gain) loss on disposal of property and equipment	(157)	(2,216)	(265)
Accretion of interest on convertible debt instruments	14,146	10,769	4,984
Inventory write-offs for obsolescence	26,494	23,872	17,771
Pensions and other postretirement benefits, net of contributions	(552)	(1,549)	(2,425)
Loss on disposal of equity affiliate	-	-	6,112
Loss on early extinguishment of debt	2,030	26,583	-
Deferred income taxes	(23,009)	(55,206)	52,377
Other	13,341	21,194	13,044
Change in U.S. transition tax liability	(14,757)	(14,757)	180,000
Change in repatriation tax liability	(38,814)	(156,767)	-
Net change in operating assets and liabilities, net of effects of businesses acquired	(11,529)	(101,817)	(46,407)
Net cash provided by operating activities	296,444	258,506	368,777

Investing activities
Capital expenditures	(156,641)	(229,899)	(170,432)
Proceeds from sale of property and equipment	577	55,561	1,685
Purchase of businesses, net of cash acquired	(11,862)	(14,880)	-
Purchase of short-term investments	(111,631)	(175,403)	(749,600)
Maturity of short-term investments	81,012	636,108	887,729
Other investing activities	3,587	(2,058)	(4,189)
Net cash provided by (used in) investing activities	(194,958)	269,429	(34,807)

Financing activities
Proceeds from long-term borrowings	-	600,000	-
Issuance costs	(5,394)	(15,621)	-
Repurchase of convertible debentures	(27,863)	(960,995)	-
Net proceeds (payments) on revolving credit lines	-	(150,000)	7,000
Common stock repurchases	-	-	(39,944)
Dividends paid to common stockholders	(48,968)	(42,608)	(33,956)
Dividends paid to Class B common stockholders	(4,476)	(3,901)	(3,093)
Net changes in short-term borrowings	(16)	15	1
Distributions to noncontrolling interests	(600)	(525)	(1,140)
Acquisition of noncontrolling interests	-	-	(4,100)
Proceeds from stock options exercised	-	-	1,260
Cash withholding taxes paid when shares withheld for vested equity awards	(2,708)	(2,297)	(1,971)
Other financing activities	-	-	(1,255)
Net cash used in financing activities	(90,025)	(575,932)	(77,198)
Effect of exchange rate changes on cash and cash equivalents	(3,360)	(14,003)	19,479

Net increase (decrease) in cash and cash equivalents	8,101	(62,000)	276,251

Cash and cash equivalents at beginning of year	686,032	748,032	471,781
Cash and cash equivalents at end of year	$694,133	$686,032	$748,032

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2016	$13,385	$1,213	$1,952,988	$(305,207)	$(94,652)	$1,567,727	$5,441	$1,573,168
Cumulative effect of accounting change for adoption of ASU 2016-09	-	-	-	386	-	386	-	386
Net earnings (loss)	-	-	-	(20,344)	-	(20,344)	784	(19,560)
Other comprehensive income	-	-	-	-	120,366	120,366	-	120,366
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,140)	(1,140)
Acquisition of noncontrolling interests	-	-	(1,047)	-	-	(1,047)	(3,053)	(4,100)
Common stock repurchase (2,250,236 shares)	(225)	-	(39,719)	-	-	(39,944)	-	(39,944)
Temporary equity reclassifications	-	-	(163,411)	-	-	(163,411)	-	(163,411)
Issuance of stock and related tax withholdings for vested restricted stock units (200,688 shares)	20	-	(1,991)	-	-	(1,971)	-	(1,971)
Dividends declared ($0.2550 per share)	-	-	40	(37,089)	-	(37,049)	-	(37,049)
Stock compensation expense	-	-	4,394	-	-	4,394	-	4,394
Stock options exercised (77,334 shares)	8	-	1,252	-	-	1,260	-	1,260
Balance at December 31, 2017	$13,188	$1,213	$1,752,506	$(362,254)	$25,714	$1,430,367	$2,032	$1,432,399
Cumulative effect of accounting change for adoption of ASU 2016-01	-	-	-	1,801	(1,801)	-	-	-
Net earnings	-	-	-	345,758	-	345,758	779	346,537
Other comprehensive income (loss)	-	-	-	-	(30,704)	(30,704)	-	(30,704)
Conversion of Class B shares (31,800 shares)	3	(3)	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(525)	(525)
Temporary equity reclassification	-	-	2,330	-	-	2,330	-	2,330
Issuance of stock and related tax withholdings for vested restricted stock units (211,328 shares)	21	-	(2,318)	-	-	(2,297)	-	(2,297)
Dividends declared ($0.3225 per share)	-	-	54	(46,563)	-	(46,509)	-	(46,509)
Stock compensation expense	-	-	4,817	-	-	4,817	-	4,817
Issuance of convertible notes due 2025	-	-	85,262	-	-	85,262	-	85,262
Repurchase of convertible debentures	-	-	(406,640)	-	-	(406,640)	-	(406,640)
Balance at December 31, 2018	$13,212	$1,210	$1,436,011	$(61,258)	$(6,791)	$1,382,384	$2,286	$1,384,670
Cumulative effect of accounting change for adoption of ASU 2016-02 (see Note 1)	-	-	-	23,013	-	23,013	-	23,013
Net earnings	-	-	-	163,936	-	163,936	854	164,790
Other comprehensive income	-	-	-	-	(19,855)	(19,855)	-	(19,855)
Conversion of Class B shares (18 shares)	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Temporary equity reclassification	-	-	35	-	-	35	-	35
Issuance of stock and related tax withholdings for vested restricted stock units (230,624 shares)	23	-	(2,731)	-	-	(2,708)	-	(2,708)
Dividends declared (0.3700 per share)	-	-	67	(53,511)	-	(53,444)	-	(53,444)
Stock compensation expense	-	-	6,108	-	-	6,108	-	6,108
Repurchase of convertible debentures	-	-	(14,320)	-	-	(14,320)	-	(14,320)
Balance at December 31, 2019	$13,235	$1,210	$1,425,170	$72,180	$(26,646)	$1,485,149	$2,540	$1,487,689
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Vishay Intertechnology, Inc. (“Vishay” or the “Company”) is a global manufacturer and supplier of semiconductors and passive components, including power MOSFETs, power integrated circuits, transistors, diodes, optoelectronic components, resistors, inductors, and capacitors. Semiconductors and electronic components manufactured by the Company are used in virtually all types of electronic products, including those in the industrial, computing, automotive, consumer electronics products, telecommunications, power supplies, military/aerospace, and medical industries.

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

Revenue Recognition

The Company recognizes revenue from contracts with customers when it satisfies the performance obligations within the contract.  The Company has framework agreements with many of its customers that contain the terms and conditions of future sales, but do not create enforceable rights or obligations.  For revenue recognition purposes, the Company considers the combined purchase orders and the terms and conditions contained within such framework agreements to be contracts.

Payment terms for the Company's sales are generally less than sixty days.  Substantially all of the Company's receivables historically have been and are expected to continue to be collected within twelve months of the transfer of products to the customer and the Company expects this to continue going forward.  Accordingly, the Company does not recognize a financing component of the transaction price.

Revenue is measured based on the consideration specified in contracts with customers, and excludes any sales incentives and amounts collected on behalf of third parties.  The Company recognizes revenue when it satisfies its performance obligations.  The Company analyzes its contracts to determine whether the promise in the contract to construct and transfer goods to the customer is a performance obligation that will be satisfied over time or at a point in time.  When the Company's performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date, the Company transfers control of a good or service over time and, therefore, satisfies a performance obligation and recognizes revenue over time.  The Company has a limited number of contracts for custom products that meet the criteria to recognize revenue over time.

The Company's contracts contain two performance obligations: delivery of products and warranty protection.  The Company does not sell separate, enhanced, or extended warranty coverage, but through its customary business practices, the Company has created implied service-type warranties, which are accounted for as separate performance obligations.  Revenue is allocated between these two performance obligations and recognized as the obligations are satisfied.  The allocation of revenue to warranty protection is based on an estimate of expected cost plus margin.  The delivery of products performance obligation is satisfied and product sales revenue is recognized when the customer takes control of the products.  Warranty revenue is deferred and the warranty protection performance obligation is satisfied and revenue is recognized over the warranty period, which is typically less than twenty four months from sale to end customer.  The warranty deferred revenue liability is recorded within Other Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheets.  The deferred revenue balance associated with the service-type warranty performance obligations and the components that comprise the change in the deferred revenue balance are not significant.

The Company has a broad line of products that it sells to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

The Company recognizes revenue on sales to distributors when the distributor takes control of the products ("sold-to" model).  The Company has agreements with distributors that allow distributors a limited credit for unsaleable products, which it terms a "scrap allowance." Consistent with industry practice, the Company also has a "stock, ship and debit" program whereby it considers requests by distributors for credits on previously purchased products that remain in distributors' inventory, to enable the distributors to offer more competitive pricing. In addition, the Company has contractual arrangements whereby it provides distributors with protection against price reductions initiated by the Company after product is sold by the Company to the distributor and prior to resale by the distributor.

The Company recognizes the estimated variable consideration to be received as revenue and records a related accrued expense for the consideration not expected to be received, based upon its estimate of product returns, scrap allowances, "stock, ship and debit" credits, and price protection credits that will be attributable to sales recorded through the end of the period.  The Company makes these estimates based upon sales levels to its distributors during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs. While the Company utilizes a number of different methodologies to estimate the accruals, all of the methodologies take into account sales levels to distributors during the relevant period, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. These procedures require the exercise of significant judgments.  The Company believes that it has a reasonable basis to estimate future credits under the programs.  See sales returns and allowances accrual activity in Note 9.

The Company pays commissions to external sales representatives on a per-sale basis.  Accordingly, these commissions are expensed as incurred because the future amortization period of the asset that the Company otherwise would have recognized is one year or less.  Internal staff are not paid commissions.

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

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $69,827, $72,885, and $67,153, for the years ended December 31, 2019, 2018, and 2017, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances have been established for deferred tax assets which the Company believes do not meet GAAP criteria of “more likely than not” to be realized.  This criterion requires a level of judgment regarding future taxable income, which may be revised due to changes in market conditions, tax laws, or other factors. If the Company’s assumptions and estimates change in the future, valuation allowances established may be increased, resulting in increased tax expense. Conversely, if the Company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance can be released, resulting in decreased tax expense.

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

See Note 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2019 and 2018, the Company’s short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expense (income realized upon subsequent collection) was $(592), $2,570, and $301 for the years ended December 31, 2019, 2018, and 2017, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven years to ten years. Buildings and building improvements are being depreciated over useful lives of twenty years to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2019 was approximately $92,000. Depreciation expense was $155,985, $150,056, and $148,883 for the years ended December 31, 2019, 2018, and 2017, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition.  Certain intangible assets may be assigned indefinite useful lives.  Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  The Company's business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes. At December 31, 2019 and 2018, respectively, the Company has no recorded indefinite-lived intangible assets.

Definite-lived intangible assets are amortized over their estimated useful lives.  Patents and acquired technology are being amortized over useful lives of seven years to twenty-five years.  Capitalized software is amortized over periods of three years to ten years, primarily included in costs of products sold on the consolidated statements of operations.  Customer relationships are amortized over useful lives of five years to twenty years.  Noncompete agreements are amortized over periods of three years to ten years. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Available-for-Sale Securities

Short-term investments and other assets reported on the accompanying consolidated balance sheets include time deposits with financial institutions whose original maturity exceeds three months, but less than one year that are classified as held-to-maturity instruments, and investments in marketable securities that are classified as available-for-sale instruments. The available-for-sale instruments include assets that are held in trust related to the Company’s non-qualified pension and deferred compensation plans (see Note 11) and assets that are intended to fund a portion of the Company’s other postretirement benefit obligations outside of the U.S.  These assets are reported at fair value, based on quoted market prices as of the end of the reporting period.  Beginning in 2018, unrealized gains and losses are reported, net of their related tax consequences, as Other Income (Expense) on the consolidated statements of operations.  At the time of sale, the assets that are held in trust related to the Company’s non-qualified pension and deferred compensation plans, any gains (losses) calculated by the specific identification method are recognized as a reduction (increase) to benefits expense, within selling, general, and administrative expenses.

Financial Instruments

The Company uses financial instruments in the normal course of its business, including from time to time, derivative financial instruments. Additionally, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety, but that include embedded derivative features. The convertible senior debentures due 2040 and due 2041 contain embedded derivatives that are recorded at fair value on a recurring basis. At December 31, 2019 and 2018, outstanding derivative instruments were not material.

Other financial instruments include cash and cash equivalents, held-to-maturity short-term investments, accounts receivable, and notes payable. The carrying amounts of these financial instruments reported on the accompanying consolidated balance sheets approximate their fair values due to the short-term nature of these assets and liabilities.

Stock-Based Compensation

Compensation costs related to stock-based payment transactions are recognized in the consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity (or liability) instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director is required to provide service in exchange for the award. For awards subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.  The Company recognizes compensation cost for restricted stock units (“RSUs”) that are expected to vest and records cumulative adjustments in the period that the expectation changes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2019 and 2018 do not include claims against third parties.

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

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2019, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors’ and officers’ insurance.  The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2019 and 2018.

Certain investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Such amounts are recorded in other noncurrent assets, and total $10,259 and $11,046 at December 31, 2019 and 2018, respectively, representing required statutory reserves of the captive insurance entity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Leases

As of January 1, 2019, the Company accounts for its leases in accordance with Accounting Standards Codification ("ASC") Topic 842, Leases.  See Note 3.

Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2020.  The Company will adopt the ASU effective January 1, 2020.  Based on work performed to date, the Company expects to record the effect of transitioning from an incurred loss model to a current expected credit loss model for certain financial instruments as a cumulative-effect adjustment to January 1, 2020 retained earnings of approximately $1,070.

Recent Accounting Guidance Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The ASU is the result of a project between the FASB and the International Accounting Standards Board to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The guidance in ASU No. 2016-02 and all related ASUs is codified in ASC Topic 842.  The Company adopted ASC Topic 842 effective January 1, 2019.  Upon adoption on January 1, 2019, the Company recognized right of use assets of $91,462 and lease liabilities of $95,784 on the consolidated balance sheet.  The difference between the initial right of use asset and lease liability balances recognized upon adoption of ASC Topic 842 is primarily due to accrued lease incentive balances at December 31, 2018.

On December 20, 2018, the Company received sale proceeds of $45,500 from a third party buyer and concurrently leased-back its former manufacturing site in Santa Clara, California, under a short-term arrangement, to raze the buildings.  Upon adoption of ASC Topic 842, the Company was required to reassess the accounting for these transactions.  The transactions did not qualify as a completed sale and leaseback under previous GAAP.  However, pursuant to ASC Topic 842’s sale and leaseback guidance, the transaction qualifies as a completed sale.  The Company recognized a cumulative-effect adjustment to retained earnings (accumulated deficit) of $23,013, to recognize the sale as of the date of adoption, and derecognized the land, building, and related deferred proceeds, which had been recorded in other accrued expenses.

The adoption of the ASU did not have a material impact on the Company's results of operations or cash flows.  See Note 3.
Reclassifications

Certain prior year amounts have been reclassified.  Such reclassifications had no effect on reported net earnings (loss) attributable to Vishay stockholders, total assets, stockholders' equity, or the statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Year ended December 31, 2019

On January 3, 2019, the Company acquired substantially all of the assets of Bi-Metallix, Inc. ("Bi-Metallix"), a U.S.-based, privately-held provider of electron beam continuous strip welding services for $11,862.  The Company was a major customer of Bi-Metallix, and the acquired business has been vertically integrated into the Company's Resistors segment.  Based on an estimate of their fair values, the Company allocated $2,900 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $3,324 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors segment since January 3, 2019.  The inclusion of this acquisition did not have a material impact on the Company's consolidated results for the year ended December 31, 2019.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.
Year ended December 31, 2018

On February 8, 2018, the Company acquired substantially all of the assets and liabilities of UltraSource, Inc. ("UltraSource"), a U.S.-based, privately-held thin film circuit and thin film interconnect manufacturer, for $13,596.  Based on an estimate of their fair values, the Company allocated $6,500 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $4,227 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors  segment since February 8, 2018.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.

On June 11, 2018, the Company acquired EuroPower Holdings Ltd. ("EuroPower") for $2,939, net of cash acquired.  EuroPower is a distributor of electronic components in the United Kingdom.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $1,068 related to this acquisition. The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.

Had these acquisitions occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheet for the Company's operating leases as of December 31, 2019 and the net right of use assets and lease liabilities recognized upon the adoption of ASC Topic 842 on January 1, 2019 are presented below:

	December 31, 2019	January 1, 2019
Right of use assets
Operating Leases
Buildings and improvements	$87,689	$86,058
Machinery and equipment	5,473	5,404
Total	$93,162	$91,462
Current lease liabilities
Operating Leases
Buildings and improvements	$17,410	$10,644
Machinery and equipment	2,807	3,317
Total	$20,217	$13,961
Long-term lease liabilities
Operating Leases
Buildings and improvements	$75,877	$79,000
Machinery and equipment	2,634	2,823
Total	$78,511	$81,823
Total lease liabilities	$98,728	$95,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases (continued)
Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated statements of operations is as follows:
Year ended
December 31, 2019
Lease expense
Operating lease expense	$22,271
Short-term lease expense	2,278
Variable lease expense	95
Total lease expense	$24,644

The Company paid $21,552 for its operating leases during the year ended December 31, 2019, which are included in operating cash flows on the consolidated statement of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.9 years and the weighted-average discount rate is 6.1% as of December 31, 2019.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:
December 31, 2019
2020	$20,649
2021	17,906
2022	14,588
2023	12,947
2024	11,924
Thereafter	49,739

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In the third fiscal quarter of 2019, the Company announced global cost reduction and management rejuvenation programs as part of its continuous efforts to improve efficiency and operating performance.

The Company also implemented restructuring programs during 2013 - 2017 ("Prior Year Programs").  These programs were substantially completed as of December 31, 2017, though certain amounts were settled in cash during 2018 and 2019.

The following table summarizes restructuring and related expenses which were recognized and reported on a separate line in the accompanying consolidated statements of operations:

	Years ended December 31,
	2019	2017
2019 Global Cost Reduction & Management Rejuvenation Program	$24,139	$-
Prior Year Programs	-	11,273
Total	$24,139	$11,273

2019 Global Cost Reduction and Management Rejuvenation Programs

The 2019 Global Cost Reduction and Management Rejuvenation Programs are primarily designed to reduce manufacturing fixed costs and selling, general, and administrative costs company-wide, and provide management rejuvenation.  The Company expects to incur charges of approximately $25,000, primarily related to cash severance costs, to implement these programs.  The Company expects these cost reductions to be fully achieved by December 2020.
The Company incurred $24,139 of restructuring expenses, primarily severance costs, during the year ended December 31, 2019.  Cash paid for these programs was $1,330 during the year ended December 31, 2019.  Severance benefits are generally paid in a lump sum at cessation of employment.  The current portion of the liability is $18,841 and is included in other accrued expenses in the accompanying consolidated balance sheet.  The non-current portion of the liability is $4,003 and is included in other liabilities in the accompanying consolidated  balance sheet.
Prior Year Programs

The Company incurred $73,398 of restructuring expense, primarily severance, associated with the Prior Year Programs during the period 2013 - 2017, of which $11,273 was incurred in 2017.  amounts were incurred during the years ended December 31, 2018 or 2019.  These programs were substantially implemented as of December 31, 2017.  As of December 31, 2019, the remaining amounts to be paid for the Prior Year Programs is immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

U.S. Tax Reform: Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States.  The TCJA represents sweeping changes in U.S. tax law.  Among the numerous changes in tax law, the TCJA permanently reduced the U.S. corporate income tax rate to 21% beginning in 2018; imposed a one-time transition tax on deferred foreign earnings; established a partial territorial tax system by allowing a 100% dividends received deduction on qualifying dividends paid by foreign subsidiaries; limited deductions for net interest expense; expanded the U.S. taxation of foreign earned income to include "global intangible low-taxed income" ("GILTI") of foreign subsidiaries; and imposed a base erosion anti-abuse minimum tax ("BEAT").

As permitted by SAB No. 118, the tax expense recorded in the fourth fiscal quarter of 2017 due to the enactment of the TCJA was considered "provisional," based on reasonable estimates.  As further described below, after additional analysis was completed in 2018, the Company identified additional amounts available to be repatriated to the U.S. and additional information regarding the foreign taxes payable and recorded additional provisional tax expense to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdiction.  The Company collected and analyzed detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA, including under regulatory guidance issued in 2018, throughout the measurement period.  The measurement period ended as of December 31, 2018.

The amount of net tax expense recorded provisionally by the Company in the fourth fiscal quarter of 2017 and adjustments recorded during the measurement period in 2018 that are directly and indirectly related to the enactment of the TCJA are summarized as follows:

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

The TCJA transitioned the U.S. from a worldwide tax system to a territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposed a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, the Company recognized provisional tax expense of $215,558 in 2017, and provisionally expected to pay $180,000, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.  As a result of additional analysis completed during the measurement period, the Company accrued additional tax expense of $7,425 in 2018 and now expects to pay $184,467.  The first installments of $14,757 were paid in 2019 and 2018.  These previously deferred foreign earnings may now be repatriated to the United States without additional U.S. federal taxation.  However, any such repatriation could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes.

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

The Company repatriated $188,742 and $724,000 to the United States, and paid withholding and foreign taxes of $38,814 and $156,767 in 2019 and 2018, respectively.  Substantially all of the amounts repatriated in 2019 were used to repay certain intercompany indebtedness, to pay the U.S. transition tax, and to fund capital expansion projects.  Substantially all of the amounts repatriated in 2018 were used to reduce the outstanding balance of the credit facility (see Note 6), to repay certain intercompany indebtedness, and to fund the repurchase of convertible senior debentures (see Note 6).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

After completing these phases of cash repatriation, there is approximately $100,000 of unremitted foreign earnings that the Company has deemed not permanently reinvested and thus has accrued foreign withholding and other taxes.   The Company continues to evaluate the timing of the reparation of these remaining amounts, and may decide to ultimately not repatriate some of these amounts
There are additional amounts of unremitted foreign earnings in other countries, which continue to be reinvested indefinitely, and the Company has made no provision for incremental foreign income taxes and withholding taxes payable to foreign jurisdictions related to these amounts. Determination of the amount of the unrecognized deferred foreign tax liability for these amounts is not practicable because of the complexities associated with its hypothetical calculation.

During the fourth fiscal quarter of 2015, the Company recognized income tax, including U.S. federal and state income taxes, incremental foreign income taxes, and withholding taxes payable to foreign jurisdictions, on $300,000 of foreign earnings.  This tax expense was recognized in 2015 following an evaluation of the Company’s anticipated domestic cash needs over several years and the Company’s most efficient use of liquidity, and with consideration of the amount of cash that could be repatriated to the U.S. efficiently with lesser withholding taxes in foreign jurisdictions.  The Company repatriated $38,000 and $46,000 pursuant to this program in 2017 and 2016, respectively.  Prior to the enactment of the TCJA, the related deferred tax liability for the 2015 repatriation plan was $118,887.  The Company terminated the 2015 cash repatriation plan and recorded a provisional income tax benefit to reverse this deferred tax liability, which was replaced by the liability for the transition tax and foreign income and withholding taxes described above.

The deferred tax liability related to these unremitted foreign earnings is based on the available sources of cash, applicable tax rates, foreign currency exchange rates, and other factors and circumstances, as of each balance sheet date.  Changes in these underlying facts and circumstances result in changes in the deferred tax liability balance, which are recorded as tax benefit or expense. Deferred taxes are also reevaluated and adjusted for the impact of certain corporate legal entity reorganization activities that impact repatriation.

Certain provisions of the TCJA had a significant impact on the Company's effective tax rate for the years ended December 31, 2019 and 2018, and are expected to have a significant impact in future periods.  Because the various provisions of the TCJA are interrelated, and because of changes in the Company’s operations and changes in the capital structure in response to the TCJA, the impact of any specific provision of the TCJA cannot be isolated.  The Company recognized a significant amount of GILTI income in 2019 and 2018, but was able to utilize related foreign tax credits to reduce the impact on the effective tax rate.  The Company has elected to account for GILTI tax in the period in which it is incurred and, therefore, does not provide any deferred taxes in the consolidated financial statements at December 31, 2019 or 2018.  The inclusion of significant GILTI income was a contributing factor in allowing the Company to avoid a limitation on the deductibility of its U.S. interest expense in 2019 and 2018.  The Company was subject to the BEAT minimum tax of $2,900 and $0 in 2019 and 2018, respectively.  BEAT could increase the Company’s future tax by disallowing certain otherwise deductible payments from the U.S. to non-U.S. subsidiaries and imposing a minimum tax if greater than the regular tax.

The Company's repurchase of outstanding convertible debentures in 2019 and 2018 (see Note 6) reduced the Company's tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)
Income (loss) from continuing operations before taxes and noncontrolling interests consists of the following components:

	Years ended December 31,
	2019	2018	2017

Domestic	$(10,992)	$(39,861)	$(40,171)
Foreign	237,290	456,637	319,535
	$226,298	$416,776	$279,364

Significant components of income taxes are as follows:

	Years ended December 31,
	2019	2018	2017

Current:
Federal	$9,137	$18,756	$180,873
State and local	415	209	108
Foreign	113,779	263,247	65,566
	123,331	282,212	246,547
Deferred:
Federal	(13,731)	(58,386)	(101,896)
State and local	(802)	(3,117)	1,538
Foreign	(47,290)	(150,470)	152,735
	(61,823)	(211,973)	52,377
Total income tax expense	$61,508	$70,239	$298,924

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018

Deferred tax assets:
Pension and other retiree obligations	$48,434	$43,238
Inventories	19,318	9,795
Property and equipment	-	5,888
Net operating loss carryforwards	119,420	128,177
Tax credit carryforwards	76,140	72,708
Other accruals and reserves	29,273	19,645
Total gross deferred tax assets	292,585	279,451
Less valuation allowance	(194,797)	(200,809)
	97,788	78,642
Deferred tax liabilities:
Property and equipment	(2,391)	-
Earnings not permanently reinvested	(16,448)	(65,537)
Convertible debentures	(25,219)	(32,488)
Other - net	(6,499)	(7,370)
Total gross deferred tax liabilities	(50,557)	(105,395)

Net deferred tax assets (liabilities)	$47,231	$(26,753)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses and tax credits). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.  As of December 31, 2019, the Company has generated an excess U.S. foreign tax credit of $60,237.  Because the Company does not anticipate sufficient U.S. foreign source income during the carryforward period, the Company has not recognized the benefit of the carryforward as of December 31, 2019.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2019	2018	2017

Tax at statutory rate	$47,523	$87,523	$97,777
State income taxes, net of U.S. federal tax benefit	(301)	(2,298)	1,070
Effect of foreign operations	9,242	5,736	(54,807)
Tax on earnings not permanently reinvested	6,256	9,304	88,311
Unrecognized tax benefits	5,584	2,669	5,887
Repurchase of senior convertible debentures	(1,461)	(52,312)	-
TCJA - remeasurement of net deferred tax liabilities	-	(1,211)	(74,816)
TCJA - transition tax on unremitted foreign earnings	-	7,425	215,558
Foreign income taxable in the U.S.	6,090	15,055	20,436
Deferred tax rate impact of corporate reorganization	(12,121)	-	-
Other	696	(1,652)	(492)
Total income tax expense	$61,508	$70,239	$298,924

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)
Income tax expense for the years ended December 31, 2019, 2018, and 2017 includes certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $799 (tax benefit), $39,428 (tax benefit), and $230,618 in 2019, 2018, and 2017, respectively.

For the year ended December 31, 2019, the discrete items include $7,554 related to a tax-basis foreign exchange gain on the settlement of an intercompany loan, which previously had been accounted for at the historical foreign exchange rate (akin to an equity contribution) because the debtor entity did not have the intent or ability to repay such intercompany loan.   Currency translation adjustments were recorded in accumulated other comprehensive income, and were not included in U.S. GAAP pre-tax income.  The Company’s cash repatriation activity resulted in the ability to repay such intercompany loan.  Upon settlement of this intercompany loan, the foreign entity realized a taxable gain.  Discrete tax items also include a tax benefit of $1,601 resulting from the early extinguishment of convertible senior debentures, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures, $9,583 (tax benefit) of adjustments to remeasure of deferred taxes related to the cash repatriation program described above, and $2,831 of tax expense for changes in uncertain tax positions.

For the year ended December 31, 2018, the discrete items include $25,496 related to the enactment of the TCJA, as previously described, a tax benefit of $54,877 resulting from the early extinguishment of convertible senior debentures, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures, and $10,047 (tax benefit) of adjustments to remeasure the deferred taxes related to the cash repatriation program described above.

For the year ended December 31, 2017, the discrete items include $234,855 related to the enactment of the TCJA, as previously described; $5,802 (tax benefit) for the periodic remeasurement of the deferred tax liability related to the 2015 cash repatriation program described above, and $1,565 of net tax expense for changes in uncertain tax positions.

At December 31, 2019, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires

Austria	$17,485	No expiration
Belgium	158,847	No expiration
Israel	10,707	No expiration
Italy	7,325	No expiration
Japan	7,675	2020 - 2029
Netherlands	12,159	2021 - 2026
The Republic of China (Taiwan)	19,130	2024- 2028

Pennsylvania	655,869	2020 - 2039

At December 31, 2019, the Company had the following significant tax credit carryforwards available:

		Expires

U.S. Foreign Tax Credit	$60,237	2028 - 2029
California Research Credit	15,642	No expiration

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)
Net income taxes paid were $185,654, $248,958, and $76,900 for the years ended December 31, 2019, 2018, and 2017, respectively.  Net income taxes paid for the years ended December 31, 2019 and 2018 include $38,814 and $156,767, respectively, for repatriation activity and $14,757 in each period for the TCJA transition tax.

See Note 19 for a discussion of the tax-related uncertainties for the pre-spin-off period of Vishay Precision Group, Inc. (“VPG”), which was spun off on July 6, 2010.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2019	2018	2017

Balance at beginning of year	$21,241	$17,056	$16,805
Addition based on tax positions related to the current year	2,383	4,332	3,911
Addition based on tax positions related to prior years	16,190	2,066	1,837
Currency translation adjustments	1,211	(984)	915
Reduction based on tax positions related to prior years	-	-	(1,473)
Reduction for settlements	(3,121)	(1,229)	(4,077)
Reduction for lapses of statute of limitation	(1,036)	-	(862)
Balance at end of year	$36,868	$21,241	$17,056

All of the unrecognized tax benefits of $36,868 and $21,241, as of December 31, 2019 and 2018, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2019 and 2018, the Company had accrued interest and penalties related to the unrecognized tax benefits of $3,561 and $2,887, respectively. During the years ended December 31, 2019, 2018, and 2017, the Company recognized $1,201, $1,470, and $2,479, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple states and foreign jurisdictions.   The Company's U.S. federal income tax returns are generally subject to audit for years ending on or after December 31, 2016.  The IRS may, however, ask for supporting documentation for net operating losses for the years ended December 31, 2013 - 2015, which were utilized in the year ended December 31, 2017.  During the years ended December 31, 2019, 2018,  and 2017, certain tax examinations were concluded and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  The tax returns of significant non-U.S. subsidiaries which are currently under examination include India (2004 through 2016), Italy (2017), Germany (2013 through 2016), and Israel (2016 and 2017).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $322 to $4,085.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2019	December 31, 2018

Credit facility	$-	$-
Convertible senior notes, due 2025	509,128	495,203
Convertible senior debentures, due 2040	126	539
Convertible senior debentures, due 2041	6,677	12,812
Convertible senior debentures, due 2042	-	923
Deferred financing costs	(16,784)	(14,968)
	499,147	494,509
Less current portion	-	-
	$499,147	$494,509

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

Borrowings under the New Credit Facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on the Company's leverage ratio.  Based on the Company's current leverage ratio, borrowings bear interest at LIBOR plus 1.50%, the same as pursuant to the previous credit agreement.  The Company also pays a commitment fee, also based on its leverage ratio, on undrawn amounts.  The undrawn commitment fee, based on the Company's current leverage ratio, is 0.25% per annum, an improvement of 5 basis points over the previous credit agreement.

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

Similar to the previous credit agreement, the borrowings under the New Credit Facility are secured by a lien on substantially all assets, including  accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed solely for use in, or arising solely under the laws of, any country other than the United States, assets located solely outside of the United States and deposit and securities accounts), of the Company and certain significant subsidiaries located in the United States, and pledges of stock in certain significant domestic and foreign subsidiaries; and are guaranteed by certain significant subsidiaries.

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

Similar to the previous credit agreement, the New Credit Facility also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or default under other material debt, material misrepresentation or breach of warranty, violation of certain covenants, a change of control, the commencement of bankruptcy proceedings, the insolvency of the Company or certain of its significant subsidiaries, and the rendering of a judgment in excess of $50,000 against the Company or its subsidiaries.  Upon the occurrence of an event of default under the New Credit Facility, the Company's obligations under the credit facility may be accelerated and the lending commitments under the credit facility may be terminated.
At December 31, 2019 and 2018, there was $747,912 and $636,211, respectively, available under the Credit Facility. Letters of credit totaling $2,088 and $3,789 were outstanding at December 31, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)

Convertible Debt Instruments

In June 2018, the Company issued $600,000 aggregate principal amount of 2.25% convertible senior notes due 2025 to qualified institutional investors.

The following table summarizes some key facts and terms regarding the outstanding convertible debt instruments as of December 31, 2019:

	Due 2025	Due 2040	Due 2041

Issuance date	June 12, 2018	November 9, 2010	May 13, 2011
Maturity date	June 15, 2025	November 15, 2040	May 15, 2041
Principal amount	$600,000	$300	$16,890
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%	8.00%	8.375%
Conversion rate effective December 12, 2019 (per $1 principal amount)	31.8083	80.0018	58.3812
Effective conversion price effective December 12, 2019 (per share)	$31.44	$12.50	$17.13
130% of the conversion price (per share)	$40.87	$16.25	$22.27
Call date	n/a	November 20, 2020	May 20, 2021

The terms of the convertible senior debentures due 2040 and due 2041 are generally congruent.  The terms of the fully retired convertible senior debentures due 2042 were also generally congruent to the convertible senior debentures due 2040 and due 2041.

Prior to three months before the maturity date, the holders may convert their convertible senior debentures due 2040 and due 2041 only under the following circumstances: (1) during any fiscal quarter after the first full quarter subsequent to issuance, if the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay's common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.  The convertible senior debentures due 2040 are currently convertible.  The convertible senior debentures due 2041 are not currently convertible.

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

Vishay may not redeem the convertible senior debentures prior to the respective call dates.  On or after the call date and prior to the maturity date, Vishay may redeem for cash all or part of the debentures at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of Vishay’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which Vishay provides notice of redemption.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 - Long-Term Debt (continued)

The carrying values of the liability and equity components of the convertible debentures are reflected in the Company’s accompanying consolidated balance sheets as follows:

	Principal amount of the convertible debt	Unamortized discount	Embedded derivative	Carrying value of liability component	Equity component (including temporary equity) - net carrying value

December 31, 2019
Convertible senior notes due 2025	$600,000	(90,872)	-	$509,128	$85,262
Convertible senior debentures	$17,190	(10,387)	-	$6,803	$7,129
Total	$617,190	$(101,259)	$-	$515,931	$92,391

December 31, 2018
Convertible senior notes due 2025	$600,000	(104,797)	-	$495,203	$85,262
Convertible senior debentures	$36,556	(22,352)	70	$14,274	$15,092
Total	$636,556	$(127,149)	$70	$509,477	$100,354

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

Interest expense related to the debentures is reflected on the accompanying consolidated statements of operations for the years ended December 31:

	Contractual coupon interest	Non-cash amortization of debt discount	Non-cash amortization of deferred financing costs	Non-cash change in value of derivative liability	Total interest expense related to the debentures

2019
Convertible senior notes due 2025	$13,500	13,925	1,816	-	$29,241
Convertible senior debentures	$498	221	7	(42)	$684
Total	$13,998	$14,146	$1,823	$(42)	$29,925

2018
Convertible senior notes due 2025	$7,463	7,240	1,059	-	$15,762
Convertible senior debentures	$8,627	3,529	126	128	$12,410
Total	$16,090	$10,769	$1,185	$128	$28,172

2017
Convertible senior debentures	$12,938	4,984	189	(316)	$17,795
Total	$12,938	$4,984	$189	$(316)	$17,795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company used a substantial portion of the cash repatriated to the United States in 2018 (see Note 5) to repurchase $53,690, $116,922, and $78,772 principal amounts of convertible senior debentures due 2040, due 2041, and due 2042, respectively.  The net carrying value of the debentures repurchased were $22,018, $45,157, and $33,466, respectively.  In accordance with the authoritative accounting guidance for convertible debentures, the aggregate repurchase payment of $376,004 was allocated between the liability ($108,059) and equity (including temporary equity, $267,945) components of the convertible debentures, using the Company's nonconvertible debt borrowing rate at the time of the repurchases.  As a result, the Company recognized a loss on extinguishment of convertible debentures of $9,274, including the write-off of a portion of unamortized debt issuance costs.

The Company used cash to repurchase $1,010, $16,188 and $2,168 principal amounts of convertible senior debentures due 2040, due 2041, and due 2042, respectively, in 2019.  The net carrying value of the debentures repurchased were $417, $6,282, and $924, respectively.  In accordance with the authoritative accounting guidance for convertible debentures, the aggregate repurchase payment of $27,863 was allocated between the liability ($9,568) and equity (including temporary equity, $18,295) components of the convertible debentures, using the Company's nonconvertible debt borrowing rate at the time of the repurchase.  As a result, the Company recognized a loss on extinguishment of convertible debentures of $2,030, including the write-off of a portion of unamortized debt issuance costs.  The convertible senior debentures due 2042 have been fully repurchased, and the trustee has confirmed that the Company has satisfied and discharged its obligations under the indenture governing the convertible senior debentures due 2042.

Other Borrowings Information

None of the Company's long-term debt matures in the next five years.

At December 31, 2019 and 2018, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $6,000 and $7,000, respectively, with substantially no amounts borrowed.

Interest paid was $16,177, $23,859, and $21,216 for the years ended December 31, 2019, 2018, and 2017, respectively.

See Note 18 for further discussion on the fair value of the Company’s long-term debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Stockholders’ Equity

The Company’s Class B common stock carries 10 votes per share while the common stock carries 1 vote per share. Class B shares are transferable only to certain permitted transferees while the common stock is freely transferable.  Class B shares are convertible on a one-for-one basis at any time into shares of common stock.  Transfers of Class B shares other than to permitted transferees result in the automatic conversion of the Class B shares into common stock.

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

In 2014, the Company's Board of Directors approved the initiation of a quarterly cash dividend program. Cash dividends were paid quarterly in 2019 and 2018 as follows:

Record date	Payment date	Amount (per share)	Record date	Payment date	Amount (per share)
March 14, 2019	March 28, 2019	$0.0850	March 14, 2018	March 29, 2018	$0.0675
June 13, 2019	June 27, 2019	$0.0950	June 13, 2018	June 28, 2018	$0.0850
September 12, 2019	September 26, 2019	$0.0950	September 14, 2018	September 27, 2018	$0.0850
December 12, 2019	December 23, 2019	$0.0950	December 6, 2018	December 20, 2018	$0.0850

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

At December 31, 2019, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding	842,000
Phantom stock units outstanding	183,000
2007 Stock Incentive Program - available to grant	2,580,000
Convertible senior debentures, due 2040*	26,988
Convertible senior debentures, due 2041*	1,108,803
Convertible senior notes, due 2025*	24,410,520
Conversion of Class B common stock	12,097,409
41,248,720
___________________
*At December 31, 2019, the convertible senior debentures due 2040 and due 2041 are convertible into 24,001 and 986,058 shares, respectively, of Vishay common stock.  The convertible senior notes due 2025 are convertible into 19,084,980 shares of Vishay common stock.  The Company has reserved adequate shares to ensure it could issue the maximum amount of shares to be delivered upon a make-whole fundamental change as defined in the indentures governing the convertible debt instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 8 – Other Income (Expense)

The caption “Other” on the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2019	2018	2017

Foreign exchange gain (loss)	$(1,414)	$(1,991)	$(4,536)
Interest income	8,445	11,940	6,482
Investment income (expense)†	6,448	(1,646)	-
Other	61	(266)	(208)
	$13,540	$8,037	$1,738

† Recognized in "Other" subsequent to the prospective adoption of ASU 2016-01 on January 1, 2018.  Previously recorded in accumulated other comprehensive income until realized.

In 2019, the Company used cash to repurchase $19,366 principal amounts of convertible senior debentures for $27,863.  The Company recognized a $2,030 loss on early extinguishment of the repurchased convertible debentures in 2019.

In 2018, the Company issued $600,000 principal amount of 2.25% senior convertible notes due 2025 to qualified institutional investors.  The Company used the net proceeds from this offering and cash repatriated to the United States (see Note 5) to repurchase $538,444 principal amounts of convertible senior debentures for $960,995.  The Company recognized a $26,583 loss on early extinguishment of the repurchased convertible debentures in 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2019	2018

Sales returns and allowances	$40,508	$42,663
Goods received, not yet invoiced	30,515	39,713
Accrued restructuring	18,841	2,538
Deferred proceeds - property sale (see Note 1)	746	45,500
Other	95,853	99,246
	$186,463	$229,660

Sales returns and allowances accrual activity is shown below:

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$42,663	$36,680	$34,479
Sales allowances	107,806	102,026	89,009
Credits issued	(109,729)	(95,521)	(87,403)
Foreign currency	(232)	(522)	595
Ending balance	$40,508	$42,663	$36,680

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total

Balance at January 1, 2017	$(64,496)	$(31,266)	$1,110	$(94,652)
Other comprehensive income before reclassifications	(15,671)	124,220	1,881	$110,430
Tax effect	4,373	-	(659)	$3,714
Other comprehensive income before reclassifications, net of tax	(11,298)	124,220	1,222	$114,144
Amounts reclassified out of AOCI	9,147	-	(817)	$8,330
Tax effect	(2,394)	-	286	$(2,108)
Amounts reclassified out of AOCI, net of tax	6,753	-	(531)	$6,222
Net comprehensive income (loss)	$(4,545)	$124,220	$691	$120,366
Balance at December 31, 2017	$(69,041)	$92,954	$1,801	$25,714
Cumulative effect of accounting for adoption of ASU 2016-01	-	-	(1,801)	(1,801)
Other comprehensive income before reclassifications	5,617	(41,454)	-	$(35,837)
Tax effect	(1,032)	-	-	$(1,032)
Other comprehensive income before reclassifications, net of tax	4,585	(41,454)	-	$(36,869)
Amounts reclassified out of AOCI	8,343	-	-	$8,343
Tax effect	(2,178)	-	-	$(2,178)
Amounts reclassified out of AOCI, net of tax	6,165	-	-	$6,165
Net comprehensive income (loss)	$10,750	$(41,454)	$-	$(30,704)
Balance at December 31, 2018	$(58,291)	$51,500	$-	$(6,791)
Other comprehensive income before reclassifications	(21,473)	(10,126)	-	$(31,599)
Tax effect	5,219	-	-	$5,219
Other comprehensive income before reclassifications, net of tax	(16,254)	(10,126)	-	$(26,380)
Amounts reclassified out of AOCI	8,694	-	-	$8,694
Tax effect	(2,169)	-	-	$(2,169)
Amounts reclassified out of AOCI, net of tax	6,525	-	-	$6,525
Net comprehensive income (loss)	$(9,729)	$(10,126)	$-	$(19,855)
Balance at December 31, 2019	$(68,020)	$41,374	$-	$(26,646)

The Company recognized a cumulative-effect adjustment to retained earnings (accumulated deficit) of $1,801 for the cumulative change in fair value of available-for-sale equity investments previously recognized in other comprehensive income due to the adoption of ASU 2016-01 on January 1, 2018.

The amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of securities held by the Company’s rabbi trust used to fund a deferred compensation plan was $817 for the year ended December 31, 2017.  The reclassification was recorded as a component of compensation expense within Selling, General, and Administrative expenses on the accompanying consolidated statement of operations.  The pre-tax amount of unrealized gains (losses) on available-for-sale securities reclassified out of AOCI as a result of sales of available-for-sale securities was $0 for the year ended December 31, 2017.

Other comprehensive income (loss) includes Vishay’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes amounts recorded on the accompanying consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2019	2018

Included in "Other assets":
Non-U.S. pension plans	$303	$356
Total included in other assets	$303	$356
Included in "Payroll and related expenses":
U.S. pension plans	$(35)	$(35)
Non-U.S. pension plans	(7,362)	(7,228)
U.S. other postretirement plans	(872)	(703)
Non-U.S. other postretirement plans	(616)	(181)
Total included in payroll and related expenses	$(8,885)	$(8,147)
Accrued pension and other postretirement costs:
U.S. pension plans	$(42,348)	$(38,134)
Non-U.S. pension plans	(202,873)	(197,515)
U.S. other postretirement plans	(6,817)	(6,291)
Non-U.S. other postretirement plans	(7,493)	(7,772)
Other retirement obligations	(12,871)	(11,272)
Total accrued pension and other postretirement costs	$(272,402)	$(260,984)
Accumulated other comprehensive loss:
U.S. pension plans	$8,839	$5,501
Non-U.S. pension plans	84,926	76,698
U.S. other postretirement plans	(180)	(1,257)
Non-U.S. other postretirement plans	2,179	2,044
Total accumulated other comprehensive loss*	$95,764	$82,986

* - Amounts included in accumulated other comprehensive loss are presented in this table pre-tax.

Defined Benefit Pension Plans

U.S. Pension Plans

The Company maintained several defined benefit pension plans which covered most full-time U.S. employees.  These included pension plans which are “qualified” under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code, and “non-qualified” pension plans which provide defined benefits primarily to U.S. employees whose benefits under the qualified pension plan would be limited by ERISA and the Internal Revenue Code.  The Company’s principal qualified U.S. pension plan (the Vishay Retirement Plan) was frozen effective January 1, 2009 and terminated in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

The Company’s principal non-qualified U.S. pension plan (the Vishay Non-qualified Retirement Plan) was a contributory pension plan designed to provide similar defined benefits to covered U.S. employees whose benefits under the Vishay Retirement Plan were limited by the Internal Revenue Code.  The Vishay Non-qualified Retirement Plan was similar in construction to the Vishay Retirement Plan, except that the plan is not qualified under the Internal Revenue Code.

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the non-qualified pension plan were $27,012 and $22,409 at December 31, 2019 and 2018, respectively.

In 2008, the Company adopted amendments to the Vishay Non-Qualified Retirement Plan such that effective January 1, 2009, the plan was frozen.  Pursuant to these amendments, no new employees may participate in the plans, no further participant contributions were required or permitted, and no further benefits shall accrue after December 31, 2008.  Benefits accumulated as of December 31, 2008 will be paid to employees upon or following retirement, and the Company will likely need to make additional cash contributions to the rabbi trust to fund this accumulated benefit obligation.

The Company also maintains other pension plans which provide supplemental defined benefits primarily to former U.S. employees whose benefits under qualified pension plans were limited by the Internal Revenue Code.  These non-qualified plans are all non-contributory plans, and are considered to be unfunded.

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer.  Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to this non-qualified pension plan were $605 and $1,199 at December 31, 2019 and 2018, respectively.

Non-U.S. Pension Plans

The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices.  Pension benefits earned are generally based on years of service and compensation during active employment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2019		December 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$38,169	$275,207	$39,917	$294,187
Service cost	-	3,382	-	3,822
Interest cost	1,696	5,116	1,484	4,793
Plan amendments	-	-	-	125
Actuarial (gains) losses	4,309	20,115	(1,431)	(1,311)
Benefits paid	(1,791)	(18,985)	(1,801)	(14,397)
Currency translation	-	(1,274)	-	(12,012)
Benefit obligation at end of year	$42,383	$283,561	$38,169	$275,207

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$70,820	$-	70,605
Actual return on plan assets	-	4,614	-	1,412
Company contributions	1,791	15,443	1,801	16,105
Benefits paid	(1,791)	(18,985)	(1,801)	(14,397)
Currency translation	-	1,737	-	(2,905)
Fair value of plan assets at end of year	$-	$73,629	$-	$70,820

Funded status at end of year	$(42,383)	$(209,932)	$(38,169)	$(204,387)

The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2019		December 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$-	$303	$-	$356
Accrued benefit liability - current	(35)	(7,362)	(35)	(7,228)
Accrued benefit liability - non-current	(42,348)	(202,873)	(38,134)	(197,515)
Accumulated other comprehensive loss	8,839	84,926	5,501	76,698
	$(33,544)	$(125,006)	$(32,668)	$(127,689)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)
Actuarial items consist of the following:

	December 31, 2019		December 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss	$8,199	$84,523	$4,717	$76,254
Unamortized prior service cost	640	403	784	444
	$8,839	$84,926	$5,501	$76,698

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2019		December 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$42,383	$264,723	$38,169	$258,244

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$42,383	$252,469	$38,169	$247,066
Accumulated benefit obligation	42,383	239,341	38,169	235,167
Fair value of plan assets	-	44,670	-	45,818

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2019		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost net of employee contributions	$-	$3,382	$-	$3,822	$-	$3,725
Interest cost	1,696	5,116	1,484	4,793	1,643	4,866
Expected return on plan assets	-	(1,956)	-	(1,889)	-	(2,072)
Amortization of actuarial losses	827	5,374	656	6,196	587	6,179
Amortization of prior service cost (credit)	144	197	144	318	144	150
Curtailment and settlement losses	-	2,183	-	1,111	-	1,360
Net periodic pension cost	$2,667	$14,296	$2,284	$14,351	$2,374	$14,208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)
See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2019, 2018, and 2017.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2020 is $8,000.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.25%	1.40%	4.50%	1.96%
Rate of compensation increase	0.00%	2.24%	0.00%	2.17%

The following weighted average assumptions were used to determine the net periodic pension costs:

	Years ended December 31,
	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.50%	1.96%	3.75%	1.80%
Rate of compensation increase	0.00%	2.17%	0.00%	2.10%
Expected return on plan assets	0.00%	2.77%	0.00%	2.95%

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

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2020	$1,872	$15,485
2021	1,870	15,064
2022	8,311	18,071
2023	3,185	16,306
2024	3,183	16,154
2025-2029	17,460	81,415

The Company’s anticipated 2020 contributions for defined benefit pension plans will approximate the expected benefit payments disclosed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2019		December 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$6,994	$7,953	$7,633	$7,898
Service cost	157	284	137	288
Interest cost	286	123	273	114
Actuarial (gains) losses	939	311	(344)	327
Benefits paid	(687)	(413)	(705)	(303)
Currency translation	-	(149)	-	(371)
Benefit obligation at end of year	$7,689	$8,109	$6,994	$7,953

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(7,689)	$(8,109)	$(6,994)	$(7,953)

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2019		December 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(872)	$(616)	$(703)	$(181)
Accrued benefit liability - non-current	(6,817)	(7,493)	(6,291)	(7,772)
Accumulated other comprehensive income	(180)	2,179	(1,257)	2,044
	$(7,869)	$(5,930)	$(8,251)	$(5,909)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)
Actuarial items consist of the following:

	December 31, 2019		December 31, 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$(180)	$2,179	$(1,257)	$2,044
	$(180)	$2,179	$(1,257)	$2,044

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2019		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$157	$284	$137	$288	$131	$273
Interest cost	286	123	273	114	311	103
Amortization of actuarial (gains) losses	(138)	107	(39)	105	(93)	76
Amortization of prior service credit	-	-	(148)	-	(837)	-
Net periodic benefit cost (benefit)	$305	$514	$223	$507	$(488)	$452

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	3.25%	0.81%	4.50%	1.60%
Rate of compensation increase	0.00%	2.87%	0.00%	3.18%

The following weighted average assumptions were used to determine the net periodic benefit costs:

	Years ended December 31,
	2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	4.50%	1.60%	3.75%	1.50%
Rate of compensation increase	0.00%	3.18%	0.00%	2.88%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)
Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2020	$872	$616
2021	839	251
2022	798	574
2023	721	266
2024	670	490
2025-2029	2,440	2,794

As the plans are unfunded, the Company’s anticipated contributions for 2020 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2019 and 2018, the accompanying consolidated balance sheets include $12,871 and $11,272, respectively, within accrued pension and other postretirement costs related to these plans.

The Company’s U.S. employees are eligible to participate in a 401(k) savings plan, which provides for Company matching contributions.  The Company’s matching expense for the plans was $6,481, $6,353, and $5,843 for the years ended December 31, 2019, 2018, and 2017, respectively.  No material amounts are included in the accompanying consolidated balance sheets at December 31, 2019 and 2018 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan.  During the years ended December 31, 2019, 2018, and 2017, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods.  The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the deferred compensation plan at December 31, 2019 and 2018 were approximately $24,531 and $18,162, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2019	2018	2017

Restricted stock units	$5,931	$4,603	$4,231
Phantom stock units	177	214	163
Total	$6,108	$4,817	$4,394

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2019 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$3,096	0.8
Phantom stock units	-	0.0
Total	$3,096

The Company currently expects all performance-based RSUs to vest and all of the associated unrecognized compensation cost for performance-based RSUs presented in the table above to be recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

At December 31, 2019, the Company has reserved 2,580,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program.  If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2019		2018		2017
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	904	$14.77	986	$13.34	1,004	$12.74
Granted	314	19.85	252	18.90	304	15.52
Vested*	(361)	11.70	(334)	13.67	(322)	13.54
Cancelled or forfeited	(15)	17.71	-	-	-	-
End of year	842	$17.93	904	$14.77	986	$13.34

Expected to vest	842		904		986

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

The number of performance-based RSUs scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2020**	167	-	167
January 1, 2021	141	-	141
January 1, 2022	174	-	174

** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2020 were achieved.

In the event of (i) any termination (other than for cause) after attaining retirement age (as defined in the respective executive's employment arrangement), the executive's outstanding RSUs shall immediately vest and the outstanding performance-based RSUs shall vest on their normal vesting date to the extent applicable performance criteria are realized; and (ii) a change of control of Vishay, all of such executive’s outstanding RSUs and performance-based RSUs shall immediately vest.  In the event of voluntary termination by the executive prior to attaining retirement age or termination for cause, the executive’s outstanding RSUs and performance-based RSUs will be forfeited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes the Company’s phantom stock units activity (number of phantom stock units in thousands):

	Years ended December 31,
	2019		2018		2017
	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit

Outstanding:
Beginning of year	170		157		145
Granted	10	$17.72	10	$21.35	10	$16.25
Dividend equivalents issued	3		3		2
End of year	183		170		157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has accrued environmental liabilities of $12,126, of which $6,346 is included in other accrued liabilities on the accompanying consolidated balance sheet, and $5,780 is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

While the ultimate outcome of these matters cannot be determined, management does not believe that the final disposition of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.  The Company’s present and past facilities have been in operation for many years. These facilities have used substances and have generated and disposed of wastes which are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future, which the Company cannot now predict.

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

Since 2004, Siliconix has maintained long-term foundry arrangements for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix transferred certain technology to Tower Semiconductor and committed to purchase a minimum amount of semiconductor wafers.  The Company has minimum purchase commitments pursuant to its current arrangements with Tower Semiconductor and other foundry partners of $38,945, $17,383, $1,560, and $1,560 for the years 2020 through 2024, respectively.  The minimum purchase commitments with Tower Semiconductor are based on a 18-month rolling forecast and, accordingly, the 2021 through 2024 minimum purchase commitments will likely increase.  The Company has the option to purchase wafers in addition to the minimum commitment and, accordingly, actual purchases may be different than the amounts disclosed above.  The Company's 2019 purchases pursuant to its arrangements were less than the minimum purchase commitment and it paid an immaterial penalty.

Product Quality Claims

The Company is a party to various product quality claims in the normal course of business.  See Note 1 for further information on the Company's warranty obligations.

Executive Employment Agreements

The Company has employment agreements with certain of its senior executives.  These employment agreements provide incremental compensation in the event of termination.  The Company does not provide any severance or other benefits specifically upon a change in control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

The Company's largest customer, TTI, Inc., an electronics distributor, represented approximately 10% of consolidated net revenues in 2019 and 2018.  The loss of this customer could have a material effect on the results of operations of the Company.  No other customers represented greater than 10% of consolidated net revenue in 2019 or 2018.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. As of December 31, 2019, one customer comprised 19.4% of the Company’s accounts receivable balance.  This customer comprised 15.9% of the Company’s accounts receivable balance as of December 31, 2018.  No other customer comprised greater than 10% of the Company’s accounts receivable balance as of December 31, 2019 or December 31, 2018.  The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly.  The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2019, the following financial institutions held over 10% of the Company’s combined cash and cash equivalents and short-term investments balance:

MUFG Bank Ltd.*	16.6%
HSBC*	16.0%
JPMorgan*	12.6%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recently enacted rules in the U.S. on conflict minerals, which include tantalum, tungsten, tin, and gold, all of which are used in the Company’s products, could result in increased prices and decreased supply of conflict minerals, which could negatively affect the Company’s consolidated results of operations.

Geographic Concentration

The Company has operations outside the United States, and approximately 73% of revenues earned during 2019 were derived from sales to customers outside the United States.  Additionally, as of December 31, 2019, $793,660 of the Company’s cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Some of the Company’s products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability.  This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest.  These conditions could have an adverse impact on the Company’s ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company’s overall financial condition, operating results, and ability to access its liquidity when needed.

As of December 31, 2019 the Company’s cash and cash equivalents and short-term investments were concentrated in the following countries:

Germany	21.5%
United States	20.2%
People's Republic of China	17.9%
Israel	13.5%
Singapore	11.1%
The Republic of China (Taiwan)	5.9%
Malaysia	3.3%
Other Asia	3.4%
Other Europe	1.7%
Other	1.5%

Certain of the Company's non-U.S. subsidiaries have cash and cash equivalents and short-term investments deposited in U.S. financial institutions.

Vishay has been in operation in Israel for 49 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 – Segment and Geographic Data

Vishay is a global manufacturer and supplier of electronic components.  Vishay operates, and its chief operating decision maker makes strategic and operating decisions with regards to assessing performance and allocating resources based on, six reporting segments: MOSFETs, Diodes, Optoelectronic Components, Resistors, Inductors, and Capacitors.  These segments represent groupings of product lines based on their functionality:

●	Metal oxide semiconductor field effect transistors ("MOSFETs") function as solid state switches to control power.
●	Diodes route, regulate, and block radio frequency, analog, and power signals; protect systems from surges or electrostatic discharge damage; or provide electromagnetic interference filtering.
●	Optoelectronic components emit light, detect light, or do both.
●	Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current.
●	Inductors use an internal magnetic field to change alternating current phase and resist alternating current.
●	Capacitors store energy and discharge it when needed.

The current six segment alignment reflects a change in reporting structure made during the fourth fiscal quarter of 2019.  Prior periods have been recast to separately present Resistors and Inductors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 – Segment and Geographic Data (continued)
The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2019:
Net revenues	$509,145	$557,143	$222,986	$657,192	$298,642	$423,197	$-	$2,668,305
Gross Profit	126,026	113,647	53,463	186,707	96,893	94,464	-	$671,200
Segment Operating Income	88,994	94,130	37,145	162,969	86,395	74,063	-	$543,696
Depreciation expense	32,614	38,930	16,803	28,909	13,316	17,253	8,160	$155,985
Capital expenditures	35,131	38,242	12,448	34,395	17,836	9,916	8,673	$156,641

Total Assets as of December 31, 2019:	$404,412	$755,945	$328,871	$653,195	$334,791	$449,823	$193,738	$3,120,775

Year ended December 31, 2018:
Net revenues	$547,643	$712,936	$289,727	$716,394	$301,892	$466,097	$-	$3,034,689
Gross Profit	145,923	196,702	100,219	238,356	98,912	108,412	-	$888,524
Segment Operating Income	106,955	175,752	82,681	214,347	89,224	86,929	-	$755,888
Depreciation expense	32,104	38,197	16,612	26,416	11,292	17,745	7,690	$150,056
Capital expenditures	49,557	57,756	19,935	50,978	29,884	12,200	9,589	$229,899

Total Assets as of December 31, 2018:	$444,356	$804,784	$342,656	$587,595	$287,240	$487,540	$152,027	$3,106,198

Year ended December 31, 2017:
Net revenues	$467,476	$619,958	$284,429	$590,465	$253,064	$383,976	$-	$2,599,368
Gross Profit	109,603	165,176	98,000	179,443	72,462	78,425	-	$703,109
Segment Operating Income	74,174	145,645	80,499	159,812	63,066	58,544	-	$581,740
Depreciation expense	34,731	37,396	16,871	23,853	10,230	17,736	8,066	$148,883
Capital expenditures	33,475	38,681	16,115	44,214	22,793	11,135	4,019	$170,432

Total Assets as of December 31, 2017:	$412,598	$792,610	$332,228	$664,609	$330,030	$568,113	$361,901	$3,462,089
________________

	Years ended December 31,
	2019	2018	2017
Reconciliation:
Segment Operating Income	$543,696	$755,888	$581,740
Restructuring and Severance Costs	(24,139)	-	(11,273)
Unallocated Selling, General, and Administrative Expenses	(257,127)	(270,768)	(246,462)
Consolidated Operating Income (Loss)	$262,430	$485,120	$324,005
Unallocated Other Income (Expense)	(36,132)	(68,344)	(44,641)
Consolidated Income Before Taxes	$226,298	$416,776	$279,364

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Years Ended December 31,
	2019	2018	2017
Distributors	$1,393,412	$1,742,262	$1,484,276
OEMs	1,082,701	1,085,292	931,291
EMS companies	192,192	207,135	183,801
	$2,668,305	$3,034,689	$2,599,368

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 – Segment and Geographic Data (continued)

Net revenues were attributable to customers in the following regions:

	Years Ended December 31,
	2019	2018	2017
Asia	$965,030	$1,193,827	$1,091,107
Europe	993,101	1,081,073	902,357
Americas	710,174	759,789	605,904
	$2,668,305	$3,034,689	$2,599,368

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Years Ended December 31,
	2019	2018	2017
Industrial	$946,118	$1,139,880	$934,631
Automotive	830,876	861,436	727,220
Telecommunications	170,088	200,379	190,682
Computing	182,781	228,831	198,850
Consumer Products	107,983	168,884	145,243
Power Supplies	119,361	144,433	160,038
Military and Aerospace	179,228	162,921	132,898
Medical	131,870	127,925	109,806
	$2,668,305	$3,034,689	$2,599,368

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2019	2018	2017

United States	$686,985	$743,647	$590,839
Germany	910,509	982,082	837,258
Other Europe	113,473	123,846	99,636
Israel	17,787	13,299	11,075
Asia	939,551	1,171,815	1,060,560
	$2,668,305	$3,034,689	$2,599,368

The following table summarizes property and equipment based on physical location:

	December 31,
	2019	2018

United States	$100,163	$117,138
Germany	179,218	169,941
Other Europe	116,883	121,964
Israel	92,636	103,675
People's Republic of China	215,139	217,681
Republic of China (Taiwan)	161,374	145,644
Other Asia	81,338	88,864
Other	4,774	4,094
	$951,525	$969,001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2019	2018	2017

Numerator:
Net earnings (loss) attributable to Vishay stockholders	$163,936	$345,758	$(20,344)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	144,427	144,202	145,478
Outstanding phantom stock units	181	168	155
Adjusted weighted average shares - basic	144,608	144,370	145,633

Effect of dilutive securities:
Convertible debt instruments	100	9,707	-
Restricted stock units	428	545	-
Dilutive potential common shares	528	10,252	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	145,136	154,622	145,633

Basic earnings (loss) per share attributable to Vishay stockholders	$1.13	$2.39	$(0.14)

Diluted earnings (loss) per share attributable to Vishay stockholders	$1.13	$2.24	$(0.14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 16 – Earnings Per Share (continued)

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2019	2018	2017

Convertible debt instruments:
Convertible Senior Debentures, due 2040	-	-	21,184
Convertible Senior Debentures, due 2041	301	-	8,432
Convertible Senior Debentures, due 2042	-	-	13,586
Convertible Senior Notes, due 2025	19,063	10,468	-
Weighted average employee stock options	-	-	26
Weighted average other	315	266	981

The Company's convertible debt instruments are only convertible for specified periods upon the occurrence of certain events.  The convertible debentures due 2040 became convertible subsequent to the December 31, 2019 evaluation of the conversion criteria.  In periods that the debentures are not convertible, the certain conditions which could trigger conversion of the remaining debentures have been deemed to be non-substantive, and accordingly, the Company assumes the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of the convertible debt instruments in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the convertible instruments are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt. Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the convertible instruments based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.50, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $17.13, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $31.44 no shares are included in the diluted earnings per share computation for the convertible senior notes due 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired consist of the following:

	Years ended December 31,
	2019	2018	2017

Accounts receivable	$66,158	$(62,433)	$(51,152)
Inventories	18,762	(80,182)	(55,062)
Prepaid expenses and other current assets	271	(11,670)	(3,668)
Accounts payable	(43,791)	(2,277)	42,291
Other current liabilities	(52,929)	54,745	21,184
Net change in operating assets and liabilities	$(11,529)	$(101,817)	$(46,407)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2019
Assets:
Assets held in rabbi trusts	$52,148	$34,280	$17,868	$-
Available for sale securities	$4,405	4,405	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$10,534	10,534	-	-
Fixed income securities	$16,381	16,381	-	-
Cash	$46,714	46,714	-	-
	$130,182	$112,314	$17,868	$-

December 31, 2018
Assets:
Assets held in rabbi trusts	$41,770	$26,278	$15,492	$-
Available for sale securities	$4,309	4,309	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,344	9,344	-	-
Fixed income securities	$13,572	13,572	-	-
Cash	$47,904	47,904	-	-
	$116,899	$101,407	$15,492	$-
Liabilities:
Embedded derivative - convertible debentures due 2040	$(1)	-	-	(1)
Embedded derivative - convertible debentures due 2041	$(67)	-	-	(67)
Embedded derivative - convertible debentures due 2042	$(2)	-	-	(2)
	$(70)	$-	$-	$(70)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The convertible senior debentures contain embedded derivative features that GAAP requires to be bifurcated and remeasured each reporting period.  Each quarter, the change in the fair value of the embedded derivative features, if any, is recorded in the consolidated statements of operations. The Company uses a derivative valuation model to derive the value of the embedded derivative features.  Key inputs into this valuation model are the Company’s current stock price, risk-free interest rates, the stock dividend yield, the stock volatility, and the debentures’ credit spread over London Interbank Offered Rate (LIBOR).  The first three aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs.  The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the derivative liability and capitalized deferred financing costs, at December 31, 2019 and 2018 is approximately $632,200 and $577,200, respectively, compared to its carrying value, excluding the derivative liability and capitalized deferred financing costs, of $515,931 and $509,407, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At December 31, 2019 and 2018, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At December 31, 2019 and 2018, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the accompanying consolidated balance sheets.

The Company’s financial instruments also include accounts receivable, short-term notes payable, and accounts payable.  The carrying amounts for these financial instruments reported in the accompanying consolidated balance sheets approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Relationship with VPG after Spin-off

Following the spin-off, VPG and Vishay operate separately, each as independent public companies. Vishay has no ownership interest in VPG. However, Ruta Zandman solely or on a shared basis with Marc Zandman and Ziv Shoshani, all of whom are members of Vishay's Board of Directors, control a large portion of the voting power of both Vishay and VPG. Marc Zandman, Vishay’s Executive Chairman of the Board and an executive officer of Vishay, serves as the Chairman of VPG. Ziv Shoshani, CEO of VPG, serves as a director of Vishay.  Additionally, Timothy V. Talbert, a member of Vishay’s Board of Directors is also a member of the Board of Directors of VPG.

In connection with the completion of the spin-off, Vishay and its subsidiaries entered into several agreements with VPG and its subsidiaries that govern the relationship of the parties following the spin-off.  Among the agreements entered into with VPG and its subsidiaries were a transition services agreement, several lease agreements, and supply agreements. None of the agreements have had nor are expected to have a material impact on Vishay’s financial position, results of operations, or liquidity.  Some of these agreements have expired and have not been renewed.

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

Until the spin-off, VPG was included in Vishay’s consolidated federal income tax returns and with Vishay and/or certain of Vishay’s subsidiaries in applicable combined or unitary state and local income tax returns. In conjunction with the spin-off, Vishay and VPG entered a tax matters agreement under which Vishay generally will be liable for all U.S. federal, state, local, and foreign income taxes attributable to VPG with respect to taxable periods ending on or before the distribution date except to the extent that VPG has a liability for such taxes on its books at the time of the spin-off.  Vishay is also principally responsible for managing any income tax audits by the various tax jurisdictions for pre-spin-off periods.  Vishay has fully indemnified VPG of tax exposures arising prior to the spin-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 20 – Goodwill and Other Intangible Assets

The Company performs its annual goodwill impairment test as of the first day of the fiscal fourth quarter.  No impairment was identified as a result of the Company's annual impairment tests for 2019, 2018, and 2017.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2019 and 2018 were as follows:

	Optoelectronic Components	Resistors	Inductors	Total

Balance at January 1, 2018	$96,849	$20,078	$25,815	142,742
UltraSource acquisition	-	4,227	-	4,227
EuroPower acquisition	-	1,068	-	1,068
Exchange rate effects	-	(557)	-	(557)
Balance at December 31, 2018	$96,849	$24,816	$25,815	$147,480
Bi-Metallix acquisition	-	3,324	-	3,324
Exchange rate effects	-	(162)	-	(162)
Balance at December 31, 2019	$96,849	$27,978	$25,815	$150,642

Other intangible assets are as follows:

	December 31, 2019	December 31, 2018

Intangible assets subject to amortization:
Patents and acquired technology	$31,125	$32,854
Capitalized software	55,862	53,218
Customer relationships	59,603	59,119
Tradenames	22,510	23,041
	169,100	168,232
Accumulated amortization:
Patents and acquired technology	(24,905)	(26,469)
Capitalized software	(50,976)	(49,288)
Customer relationships	(23,871)	(19,958)
Tradenames	(8,689)	(6,829)
	(108,441)	(102,544)
Net Intangible Assets Subject to Amortization	$60,659	$65,688

Amortization expense (excluding capitalized software) was $8,476, $11,807, and $14,263, for the years ended December 31, 2019, 2018, and 2017, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2019 for each of the next five years is as follows:

2020	$7,886
2021	6,688
2022	6,044
2023	5,824
2024	5,507

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 21 – Summary of Quarterly Financial Information (Unaudited)

	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$745,159	$685,240	$628,329	$609,577	$716,795	$761,030	$780,972	$775,892
Gross profit	211,159	174,601	150,079	135,361	205,300	227,238	236,296	219,690
Operating income	107,735	79,489	51,028	24,178	104,062	123,293	138,098	119,667
Net earnings	75,641	44,735	30,265	14,149	62,545	103,262	78,071	102,659
Net earnings attributable to noncontrolling interests	182	258	227	187	179	165	195	240
Net earnings attributable to Vishay stockholders	75,459	44,477	30,038	13,962	62,366	103,097	77,876	102,419

Per Share data:
Basic earnings per share attributable to Vishay stockholders (a)	$0.52	$0.31	$0.21	$0.10	$0.43	$0.71	$0.54	$0.71

Diluted earnings per share attributable to Vishay stockholders (a)	$0.52	$0.31	$0.21	$0.10	$0.39	$0.65	$0.51	$0.69

Certain Items Recorded during the Quarters:
Operating income:
Restructuring and severance costs	$-	$-	$7,255	$16,884	$-	$-	$-	$-

Other income (expense):
Loss on early extinguishment of debt	$(1,307)	$-	$-	$(723)	$-	$(17,309)	$-	$(9,274)

Income tax expense:
Enactment of TCJA	$-	$-	$-	$-	$-	$12,000	$13,496	$-
Change in deferred taxes due to early extinguishment of debt	(1,312)	-	-	(289)	-	(33,963)	-	(20,914)
Effects of cash repatriation program	(585)	(48)	2,604	(11,554)	1,316	(9,006)	680	(3,037)
Effects of tax-basis foreign exchange gain	-	7,554	-	-	-	-	-	-
Effects of changes in uncertain tax positions	-	-	-	2,831	-	-	-	-

Quarter end date (b)	March 30	June 29	September 28	December 31	March 31	June 30	September 29	December 31

(a) May not add due to differences in weighted average share counts.
(b) The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.