Form 10-Q
period 2020-04-04
VISHAY INTERTECHNOLOGY INC
filed 2020-05-12
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 4, 2020

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
☐ Yes  ☒ No

As of May 8, 2020 the registrant had 132,547,608 shares of its common stock and 12,097,409 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
April 4, 2020

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	April 4, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$680,703	$694,133
Short-term investments	140,725	108,822
Accounts receivable, net	325,704	328,187
Inventories:
Finished goods	122,231	122,466
Work in process	202,318	187,354
Raw materials	128,639	121,860
Total inventories	453,188	431,680

Prepaid expenses and other current assets	124,871	141,294
Total current assets	1,725,191	1,704,116

Property and equipment, at cost:
Land	74,442	75,011
Buildings and improvements	579,161	585,064
Machinery and equipment	2,591,804	2,606,355
Construction in progress	105,832	110,722
Allowance for depreciation	(2,426,757)	(2,425,627)
Property and equipment, net	924,482	951,525

Right of use assets	99,506	93,162

Goodwill	150,288	150,642

Other intangible assets, net	60,468	60,659

Other assets	156,569	160,671
Total assets	$3,116,504	$3,120,775

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	April 4, 2020	December 31, 2019
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$199	$2
Trade accounts payable	153,999	173,915
Payroll and related expenses	116,456	122,100
Lease liabilities	21,033	20,217
Other accrued expenses	174,556	186,463
Income taxes	24,030	17,731
Total current liabilities	490,273	520,428

Long-term debt less current portion	552,096	499,147
U.S. transition tax payable	140,196	140,196
Deferred income taxes	20,627	22,021
Long-term lease liabilities	83,440	78,511
Other liabilities	94,762	100,207
Accrued pension and other postretirement costs	265,284	272,402
Total liabilities	1,646,678	1,632,912

Redeemable convertible debentures	-	174

Equity:
Vishay stockholders' equity
Common stock	13,255	13,235
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,416,260	1,425,170
Retained earnings	84,570	72,180
Accumulated other comprehensive income (loss)	(48,174)	(26,646)
Total Vishay stockholders' equity	1,467,121	1,485,149
Noncontrolling interests	2,705	2,540
Total equity	1,469,826	1,487,689
Total liabilities, temporary equity, and equity	$3,116,504	$3,120,775

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	April 4, 2020	March 30, 2019

Net revenues	$612,841	$745,159
Costs of products sold	465,601	534,000
Gross profit	147,240	211,159

Selling, general, and administrative expenses	99,832	103,424
Operating income	47,408	107,735

Other income (expense):
Interest expense	(8,552)	(8,392)
Loss on early extinguishment of debt	(2,920)	(1,307)
Other	198	1,912
Total other income (expense)	(11,274)	(7,787)

Income before taxes	36,134	99,948

Income tax expense	8,750	24,307

Net earnings	27,384	75,641

Less: net earnings attributable to noncontrolling interests	165	182

Net earnings attributable to Vishay stockholders	$27,219	$75,459

Basic earnings per share attributable to Vishay stockholders	$0.19	$0.52

Diluted earnings per share attributable to Vishay stockholders	$0.19	$0.52

Weighted average shares outstanding - basic	144,792	144,554

Weighted average shares outstanding - diluted	145,295	145,289

Cash dividends per share	$0.0950	$0.0850

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	April 4, 2020	March 30, 2019

Net earnings	$27,384	$75,641

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,601	1,457

Foreign currency translation adjustment	(23,129)	(9,989)

Other comprehensive income (loss)	(21,528)	(8,532)

Comprehensive income	5,856	67,109

Less: comprehensive income attributable to noncontrolling interests	165	182

Comprehensive income attributable to Vishay stockholders	$5,691	$66,927

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	April 4, 2020	March 30, 2019

Operating activities
Net earnings	$27,384	$75,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,520	40,428
(Gain) loss on disposal of property and equipment	(45)	(173)
Accretion of interest on convertible debt instruments	3,637	3,490
Inventory write-offs for obsolescence	5,643	6,967
Deferred income taxes	(3,517)	(2,614)
Loss on extinguishment of debt	2,920	1,307
Other	3,524	(1,744)
Net change in operating assets and liabilities, net of effects of businesses acquired	(46,588)	(43,784)
Net cash provided by operating activities	34,478	79,518

Investing activities
Capital expenditures	(24,328)	(36,367)
Proceeds from sale of property and equipment	53	395
Purchase of businesses, net of cash received	-	(11,862)
Purchase of short-term investments	(35,463)	(1,920)
Maturity of short-term investments	-	71,455
Other investing activities	(1,507)	2,893
Net cash provided by (used in) investing activities	(61,245)	24,594

Financing activities
Repurchase of convertible debentures	(19,849)	(22,695)
Net proceeds (payments) on revolving credit lines	54,000	-
Net changes in short-term borrowings	85	-
Dividends paid to common stockholders	(12,592)	(11,249)
Dividends paid to Class B common stockholders	(1,149)	(1,028)
Cash withholding taxes paid when shares withheld for vested equity awards	(1,991)	(2,659)
Net cash provided by (used in) financing activities	18,504	(37,631)
Effect of exchange rate changes on cash and cash equivalents	(5,167)	(3,087)

Net increase (decrease) in cash and cash equivalents	(13,430)	63,394

Cash and cash equivalents at beginning of period	694,133	686,032
Cash and cash equivalents at end of period	$680,703	$749,426

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$13,212	$1,210	$1,436,011	$(61,258)	$(6,791)	$1,382,384	$2,286	$1,384,670
Cumulative effect of accounting change for adoption of ASU 2016-02	-	-	-	23,013	-	23,013	-	23,013
Net earnings (loss)	-	-	-	75,459	-	75,459	182	75,641
Other comprehensive income	-	-	-	-	(8,532)	(8,532)	-	(8,532)
Conversion of Class B shares (18 shares)	-	-	-	-	-	-	-	-
Temporary equity reclassification	-	-	3	-	-	3	-	3
Issuance of stock and related tax withholdings for vested restricted stock units (220,718 shares)	22	-	(2,681)	-	-	(2,659)	-	(2,659)
Dividends declared (0.085 per share)	-	-	15	(12,292)	-	(12,277)	-	(12,277)
Stock compensation expense	-	-	3,536	-	-	3,536	-	3,536
Repurchase of convertible debentures due 2040 and due 2042	-	-	(11,783)	-	-	(11,783)	-	(11,783)
Balance at March 30, 2019	$13,234	$1,210	$1,425,101	$24,922	$(15,323)	$1,449,144	$2,468	$1,451,612

Balance at December 31, 2019	13,235	1,210	1,425,170	72,180	(26,646)	1,485,149	2,540	1,487,689
Cumulative effect of accounting change for adoption of ASU 2016-13 (see Note 1)	-	-	-	(1,070)	-	(1,070)	-	(1,070)
Net earnings	-	-	-	27,219	-	27,219	165	27,384
Other comprehensive income (loss)	-	-	-	-	(21,528)	(21,528)	-	(21,528)
Temporary equity reclassification	-	-	174	-	-	174	-	174
Issuance of stock and related tax withholdings for vested restricted stock units (199,251 shares)	20	-	(2,011)	-	-	(1,991)	-	(1,991)
Dividends declared (0.095 per share)	-	-	18	(13,759)	-	(13,741)	-	(13,741)
Stock compensation expense	-	-	2,998	-	-	2,998	-	2,998
Repurchase of convertible senior debentures due 2041	-	-	(10,089)	-	-	(10,089)	-	(10,089)
Balance at April 4, 2020	$13,255	$1,210	$1,416,260	$84,570	$(48,174)	$1,467,121	$2,705	$1,469,826

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The results of operations for the fiscal quarter and three fiscal months ended April 4, 2020 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2020 ended on April 4, 2020, July 4, 2020, October 3, 2020, and December 31, 2020, respectively.  The four fiscal quarters in 2019 ended on March 30, 2019, June 29, 2019, September 28, 2019, and December 31, 2019, respectively.

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The Company adopted the ASU effective  January 1, 2020.

Payment terms for the Company's sales are generally less than ninety days.  Substantially all of the Company's receivables are collected within twelve months of the transfer of products to the customer and the Company expects this to continue going forward.  The credit loss allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions.  Receivables from customers with deteriorating financial condition and those over 180 days past due are removed from the pool and evaluated separately.  The adoption of ASU 2016-13 on January 1, 2020 had no material impact on the Company’s allowance for accounts receivable credit losses.

The Company’s cash equivalents, short-term investments, and restricted investments are accounted for as held-to-maturity debt instruments, at amortized cost.  Interest income on these instruments is recorded as “Other income” on the consolidated condensed statements of operations and interest receivable is recognized as a separate asset and recorded in “Prepaid expenses and other current assets” on the consolidated condensed balance sheets.  The Company has not experienced a credit loss on the principal or interest receivable of its cash equivalents, short-term investments, or restricted investments.  The Company pools its cash equivalents, short-term investments, and restricted investments by credit rating of the issuing financial institution and estimates an allowance for credit losses based on the corporate bond default ratios, evaluation of the impact of current and projected economic conditions, and probability of credit loss.  The Company recorded a cumulative-effect adjustment of $810 to January 1, 2020 retained earnings to recognize an allowance for credit losses for these financial instruments upon the adoption of ASU 2016-13.  The Company does not measure an allowance for credit losses on interest receivable.  Any uncollectible interest receivable will be recognized by reversing interest income within the fiscal quarter that the interest becomes uncollectible.

The Company has an immaterial amount of other short-term held-to-maturity debt instruments recorded within “Prepaid expenses and other current assets” on the consolidated condensed balance sheets.  The Company analyzes these assets on a separate asset basis and estimates an allowance for credit losses based on historical credit loss rates and an evaluation of the impact of current and projected economic conditions.  The Company recorded a cumulative-effect adjustment of $260 to January 1, 2020 retained earnings to recognize an allowance for credit losses for these financial instruments upon the adoption of ASU 2016-13.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 2 – Impact of Coronavirus Outbreak

The Company's operations have been impacted by the coronavirus ("COVID-19") outbreak.  Some manufacturing facilities are or were temporarily closed and some are operating at levels less than full capacity.  The Company has incurred incremental costs separable from normal operations that are directly related to the outbreak and containment efforts, primarily wages paid to manufacturing employees during government-mandated shut-downs, additional wages and hardship allowances for working during lockdown periods, additional costs of cleaning and disinfecting facilities, costs of additional safety equipment for employees, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  The net impact of the costs and subsidies are reported as cost of products sold ($3,130) and selling, general, and administrative expenses ($317) based on employee function on the consolidated condensed statement of operations.

The Company's insurance coverages generally exclude losses incurred due to pandemics.  Any amounts that may be received will not be recognized until all contingencies are settled.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases

The Company leases buildings and machinery and equipment used for manufacturing and/or sales and administrative purposes.  The Company is also party to various service, warehousing, and other agreements that it evaluates for potential embedded leases.

The Company leases assets in each region in which it operates.  No individual lease is considered significant and there are no leases that have not yet commenced that are considered significant.

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	April 4, 2020	December 31, 2019
Right of use assets
Operating Leases
Buildings and improvements	$94,353	$87,689
Machinery and equipment	5,153	5,473
Total	$99,506	$93,162
Current lease liabilities
Operating Leases
Buildings and improvements	$18,324	$17,410
Machinery and equipment	2,709	2,807
Total	$21,033	$20,217
Long-term lease liabilities
Operating Leases
Buildings and improvements	$81,036	$75,877
Machinery and equipment	2,404	2,634
Total	$83,440	$78,511
Total lease liabilities	$104,473	$98,728

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Lease expense is classified on the statement of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended
	April 4, 2020	March 30, 2019
Lease expense
Operating lease expense	$5,652	$5,536
Short-term lease expense	194	833
Variable lease expense	23	12
Total lease expense	$5,869	$6,381

The Company paid $5,609 and $5,050 for its operating leases in the three fiscal months ended April 4, 2020 and March 30, 2019, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.8 years and the weighted-average discount rate is 5.9% as of April 4, 2020.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

April 4, 2020
2020 (excluding the three fiscal months ended April 4, 2020)	$16,499
2021	19,647
2022	16,044
2023	13,699
2024	12,640
Thereafter	57,162

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
The following table summarizes the activity to date related to this program:

Expense recorded in 2019	$24,139
Cash paid	(1,330)
Foreign currency translation	35
Balance at December 31, 2019	$22,844
Cash paid	(3,742)
Foreign currency translation	(307)
Balance at April 4, 2020	$18,795

The payment terms vary by country, but generally are paid in a lump sum at cessation of employment.  The current portion of the liability is $15,348 and is included in other accrued expenses on the consolidated condensed balance sheet.  The non-current portion of the liability is $3,447 and is included in other liabilities on the consolidated condensed balance sheet.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended April 4, 2020 and March 30, 2019 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

The Company has approximately $100,000 of unremitted foreign earnings that it has deemed not permanently reinvested and thus has accrued foreign withholding and other taxes.   The Company plans to repatriate these foreign earnings in the second fiscal quarter of 2020.

The Company repurchased a portion of outstanding convertible debentures in the first fiscal quarters of 2020 and 2019 (see Note 6).  The Company recognized tax benefits on the pre-tax loss on early extinguishment of debt.  The Company also recognized tax benefits of $1,346 and $1,312 in the first fiscal quarters of 2020 and 2019, respectively, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

Income tax expense for the first fiscal quarter of 2019 includes tax benefits of $585 for the periodic remeasurement of the deferred tax liability recorded for the foreign taxes associated with the Company's cash repatriation program.

During the fiscal quarter ended April 4, 2020, the liabilities for unrecognized tax benefits decreased by $1,264 on a net basis, primarily due to currency translation adjustments and the expiration of a statute, partially offset by interest.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	April 4, 2020	December 31, 2019

Credit facility	$54,000	$-
Convertible senior notes, due 2025	512,745	509,128
Convertible senior debentures, due 2040	127	126
Convertible senior debentures, due 2041	1,050	6,677
Deferred financing costs	(15,826)	(16,784)
	552,096	499,147
Less current portion	-	-
	$552,096	$499,147

The following table summarizes some key facts and terms regarding the outstanding convertible debt instruments as of April 4, 2020:

	Convertible Senior Notes Due 2025	Convertible Senior Debentures Due 2040	Convertible Senior Debentures Due 2041
Issuance date	June 12, 2018	November 9, 2010	May 13, 2011
Maturity date	June 15, 2025	November 15, 2040	May 15, 2041
Principal amount as of April 4, 2020	$600,000	$300	$2,640
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%	8.00%	8.375%
Conversion rate effective March 11, 2020 (per $1 principal amount)	31.8278	80.4668	58.7205
Effective conversion price effective March 11, 2020 (per share)	$31.42	$12.43	$17.03
130% of the conversion price (per share)	$40.85	$16.16	$22.14
Call date	n/a	November 20, 2020	May 20, 2021

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The carrying values of the liability and equity components of the convertible debt instruments are reflected in the Company’s consolidated condensed balance sheets as follows:

	Principal amount of the debt instruments	Unamortized discount	Carrying value of liability component	Equity component (including temporary equity) -net carrying value
April 4, 2020
Convertible senior notes due 2025	$600,000	(87,255)	$512,745	$85,262
Convertible senior debentures due 2040 and due 2041	$2,940	(1,763)	$1,177	$1,216
Total	$602,940	$(89,018)	$513,922	$86,478

December 31, 2019
Convertible senior notes due 2025	$600,000	(90,872)	$509,128	$85,262
Convertible senior debentures due 2040 and due 2041	$17,190	(10,387)	$6,803	$7,129
Total	$617,190	$(101,259)	$515,931	$92,391

Interest is payable on the convertible debt instruments semi-annually at the cash coupon rate; however, the remaining debt discount is being amortized as additional non-cash interest expense using an effective annual interest rate equal to the Company’s estimated nonconvertible debt borrowing rate at the time of issuance.  In addition to ordinary interest, contingent interest will accrue in certain circumstances relating to the trading price of the convertible senior debentures due 2040 and due 2041 and under certain other circumstances, beginning in 2020 and 2021, respectively.  The convertible senior notes due 2025 do not possess contingent interest features.

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debt instruments
April 4, 2020
Convertible senior notes due 2025	$3,375	3,617	454	$7,446
Convertible senior debentures	$44	20	-	$64
Total	$3,419	$3,637	$454	$7,510

March 30, 2019
Convertible senior notes due 2025	$3,375	3,426	454	$7,255
Convertible senior debentures	$148	64	(16)	$196
Total	$3,523	$3,490	$438	$7,451

Other non-cash interest expense includes amortization of deferred financing costs and changes in the value of embedded derivative liabilities.

The Company used cash to repurchase $14,250 principal amount of convertible senior debentures due 2041 in the first fiscal quarter of 2020.  The net carrying value of the debentures repurchased was $5,645.  In accordance with the authoritative accounting guidance for convertible debentures, the aggregate repurchase payment of $19,926 was allocated between the liability ($9,837) and equity ($10,089) components of the convertible debentures, using the Company's nonconvertible debt borrowing rate at the time of the repurchase.  As a result, the Company recognized a loss on extinguishment of convertible debentures of $2,920, including the write-off of unamortized debt issuance costs.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended
	April 4, 2020	March 30, 2019
Beginning balance	$40,508	$42,663
Sales allowances	22,632	28,211
Credits issued	(27,982)	(33,062)
Foreign currency	(346)	(235)
Ending balance	$34,812	$37,577

See disaggregated revenue information in Note 11.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2020	$(68,020)	$41,374	$(26,646)
Other comprehensive income before reclassifications	-	(23,129)	$(23,129)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(23,129)	$(23,129)
Amounts reclassified out of AOCI	2,223	-	$2,223
Tax effect	(622)	-	$(622)
Amounts reclassified out of AOCI, net of tax	1,601	-	$1,601
Net other comprehensive income	$1,601	$(23,129)	$(21,528)
Balance at April 4, 2020	$(66,419)	$18,245	$(48,174)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  See Note 9 for further information.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Pensions and Other Postretirement Benefits

The Company maintains various retirement benefit plans.  The service cost component of net periodic pension cost is classified in costs of products sold or selling, general, and administrative expenses on the consolidated condensed statements of operations based on the respective employee's function.  The other components of net periodic pension cost are classified as other expense on the consolidated condensed statements of operations.

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2020 and 2019 for the Company’s defined benefit pension plans:

	Fiscal quarter ended April 4, 2020		Fiscal quarter ended March 30, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,074	$-	$852
Interest cost	342	924	424	1,291
Expected return on plan assets	-	(495)	-	(490)
Amortization of prior service cost	36	30	36	51
Amortization of losses	298	1,592	118	1,359
Curtailment and settlement losses	-	229	-	505
Net periodic benefit cost	$676	$3,354	$578	$3,568

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2020 and 2019 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended April 4, 2020		Fiscal quarter ended March 30, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$28	$69	$35	$72
Interest cost	59	15	77	30
Amortization of losses (gains)	7	31	(32)	27
Net periodic benefit cost	$94	$115	$80	$129

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	April 4, 2020	March 30, 2019

Restricted stock units	$2,783	$3,359
Phantom stock units	215	177
Total	$2,998	$3,536

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at April 4, 2020 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$5,041	1.0
Phantom stock units	-	0.0
Total	$5,041

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

Restricted Stock Units

RSU activity under the 2007 Program as of April 4, 2020 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2020	842	$17.93
Granted	272	18.30
Vested*	(293)	15.52
Cancelled or forfeited	-	-
Outstanding at April 4, 2020	821	$18.91

Expected to vest at April 4, 2020	808

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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2021	141	-	141
January 1, 2022	174	-	174
January 1, 2023	152	-	152

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

Phantom stock unit activity under the phantom stock plan as of April 4, 2020 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2020	183
Granted	10	$21.49
Dividend equivalents issued	1
Outstanding at April 4, 2020	194

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

The current six segment alignment reflects a change in reporting structure made during the fourth fiscal quarter of 2019.  The fiscal period ended March 30, 2019 has been recast to separately present Resistors and Inductors.

Vishay's reporting segments generate substantially all of their revenue from product sales to the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  A small portion of revenues is from royalties.

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”).  Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income.  The Company’s calculation of segment operating income excludes such selling, general, and administrative costs as global operations, sales and marketing, information systems, finance and administration groups, as well as restructuring and severance costs, the impact of the COVID-19 outbreak, goodwill and long-lived asset impairment charges, and other items.  Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.  These items represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business.

The Company also regularly evaluates gross profit by segment to assist in the analysis of consolidated gross profit.  The Company considers segment operating income to be the more important metric because it more fully captures the business operations of the segments.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other*	Total
Fiscal quarter ended April 4, 2020:
Net revenues	$116,893	$115,343	$54,179	$159,208	$73,785	$93,433	$-	$612,841

Gross profit	$28,152	$19,518	$14,585	$44,773	$22,987	$20,355	$(3,130)	$147,240

Segment operating income	$18,658	$14,422	$10,686	$38,885	$20,310	$15,070	$(3,130)	$114,901

Fiscal quarter ended March 30, 2019:
Net revenues	$137,341	$167,840	$60,562	$188,831	$71,640	$118,945	$-	$745,159

Gross profit	$36,059	$43,492	$16,017	$62,589	$23,280	$29,722	$-	$211,159

Segment operating income	$26,678	$38,128	$11,710	$56,347	$20,640	$24,566	$-	$178,069

*Amounts reported in Corporate/Other above represent unallocated costs directly related to the COVID-19 outbreak, which are reported as costs of products sold on the consolidated condensed statement of operations.

	Fiscal quarters ended
	April 4, 2020	March 30, 2019
Reconciliation:
Segment Operating Income	$114,901	$178,069
Impact of COVID-19 Outbreak on Selling, General, and Administrative Expenses	(317)	-
Unallocated Selling, General, and Administrative Expenses	(67,176)	(70,334)
Consolidated Operating Income	$47,408	$107,735
Unallocated Other Income (Expense)	(11,274)	(7,787)
Consolidated Income Before Taxes	$36,134	$99,948

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended
	April 4, 2020	March 30, 2019
Distributors	$305,446	$411,560
OEMs	261,129	282,636
EMS companies	46,266	50,963
Total Revenue	$612,841	$745,159

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended
	April 4, 2020	March 30, 2019
Asia	$217,084	$259,726
Europe	233,052	278,899
Americas	162,705	206,534
Total Revenue	$612,841	$745,159

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended
	April 4, 2020	March 30, 2019
Industrial	$215,111	$281,590
Automotive	201,943	214,786
Telecommunications	29,692	53,280
Computing	45,223	47,508
Consumer Products	20,553	34,049
Power Supplies	25,194	30,127
Military and Aerospace	43,935	47,561
Medical	31,190	36,258
Total revenue	$612,841	$745,159

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended
	April 4, 2020	March 30, 2019

Numerator:
Net earnings attributable to Vishay stockholders	$27,219	$75,459

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,599	144,375
Outstanding phantom stock units	193	179
Adjusted weighted average shares - basic	144,792	144,554

Effect of dilutive securities:
Convertible debt instruments	95	237
Restricted stock units	408	498
Dilutive potential common shares	503	735

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	145,295	145,289

Basic earnings per share attributable to Vishay stockholders	$0.19	$0.52

Diluted earnings per share attributable to Vishay stockholders	$0.19	$0.52

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	April 4, 2020	March 30, 2019
Convertible debt instruments:
Convertible senior notes due 2025	19,088	19,052
Convertible senior debentures due 2041	88	-
Weighted average other	325	315

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

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of any of the convertible debt instruments in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the convertible instruments are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt.  Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.43, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $17.03, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $31.42, no shares are included in the diluted earnings per share computation for the convertible senior notes due 2025.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
April 4, 2020
Assets:
Assets held in rabbi trusts	$48,137	$33,687	$14,450	$-
Available for sale securities	$4,073	4,073	-	-
	$52,210	$37,760	$14,450	$-
December 31, 2019
Assets:
Assets held in rabbi trusts	$52,148	$34,280	17,868	$-
Available for sale securities	$4,405	4,405	-	-
	$56,553	$38,685	$17,868	$-

As described in Note 6, the Company allocated the aggregate repurchase payment of convertible senior debentures between the associated liability and equity components of the repurchased convertible senior debentures based on a nonrecurring fair value measurement of the convertible senior debentures due 2041 immediately prior to the repurchase.  The nonrecurring fair value measurement is considered a Level 3 measurement.  See Note 6 for further information on the measurement and input.

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

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at April 4, 2020 and December 31, 2019 is approximately $574,800 and $632,200, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $567,922 and $515,931, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At April 4, 2020 and December 31, 2019, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At April 4, 2020 and December 31, 2019, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company’s financial instruments also include accounts receivable, short-term notes payable, and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis ("MD&A") is intended to provide an understanding of Vishay's financial condition, results of operations and cash flows by focusing on changes in certain key measures from period to period. The MD&A should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in Item 1.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K, particularly in Item 1A. "Risk Factors," filed with the Securities and Exchange Commission on February 14, 2020.

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

We operate in six product segments: MOSFETs, Diodes, Optoelectronic Components, Resistors, Inductors, and Capacitors.  The current six segment alignment reflects a change in reporting structure made during the fourth fiscal quarter of 2019.  The fiscal quarter ended March 30, 2019 results presented herein have been recast to separately present Resistors and Inductors.

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

In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  We have paid dividends each quarter since the first fiscal quarter of 2014, and further increased the quarterly cash dividend to $0.095 per share in the second fiscal quarter of 2019.

We continued to repurchase convertible senior debentures in open market and privately-negotiated transactions with holders in the first fiscal quarter of 2020, further reducing the principal amount of outstanding convertible senior debentures to $2.9 million.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  The worldwide economy and, specifically, our business have been impacted by the outbreak of the coronavirus ("COVID-19").  The outbreak has significantly impacted the global market, including our customers, suppliers, and shipping partners, which has impacted our net revenues.  We have also incurred incremental costs separable from normal operations that are directly attributable to the outbreak and containment efforts, primarily salaries and wages for employees impacted by quarantines and additional safety measures, including masks and temperature scanners, which were partially offset by government subsidies.  The net impact of the costs and subsidies are classified as cost of products sold ($3.1 million) and selling, general, and administrative expenses ($0.3 million) based on employee function on the consolidated condensed statement of operations.  We exclude from the amounts reported above indirect financial changes from the outbreak of COVID 19 such as higher shipping costs due to reduced shipping capacity and any missing revenues during the outbreak.

We believe the economic impact of the COVID 19 outbreak on Vishay will be temporary.  We have significant liquidity to withstand the temporary disruptions in the economic environment. However, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build.  In the third fiscal quarter of 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The outbreak of COVID-19 has impacted almost all key financial metrics.  We experienced a substantial recovery in orders, particularly from distributors, in the first fiscal quarter of 2020, some of which may have been due to customers preparing for potential disruptions in the supply chain caused by the COVID-19 outbreak.  This increase in orders has positively impacted almost all key financial metrics.

Net revenues for the fiscal quarter ended April 4, 2020 were $612.8 million, compared to $609.6 million and $745.2 million for the fiscal quarters ended December 31, 2019 and March 30, 2019, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended April 4, 2020 were $27.2 million, or $0.19 per diluted share, compared to $14.0 million, or $0.10 per diluted share for the fiscal quarter ended December 31, 2019, and $75.5 million, or $0.52 per diluted share for the fiscal quarter ended March 30, 2019.

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

Net earnings attributable to Vishay stockholders for the fiscal quarters ended April 4, 2020, December 31, 2019, and March 30, 2019 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	March 30, 2019

GAAP net earnings attributable to Vishay stockholders	$27,219	$13,962	$75,459

Reconciling items affecting gross income:
Impact of COVID-19 outbreak	$3,130	$-	$-

Other reconciling items affecting operating income:
Restructuring and severance costs	$-	$16,884	$-
Impact of COVID-19 outbreak	317	-	-

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	$2,920	$723	$1,307

Reconciling items affecting tax expense:
Change in deferred taxes due to early extinguishment of debt	$(1,346)	$(289)	$(1,312)
Effects of cash repatriation programs	-	(11,554)	(585)
Effects of changes in uncertain tax positions	-	2,831	-
Tax effects of pre-tax items above	(1,482)	(4,277)	(290)

Adjusted net earnings	$30,758	$18,280	$74,579

Adjusted weighted average diluted shares outstanding	145,295	145,202	145,289

Adjusted earnings per diluted share	$0.21	$0.13	$0.51

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	March 30, 2019
Net cash provided by continuing operating activities	$34,478	$84,423	$79,518
Proceeds from sale of property and equipment	53	91	395
Less: Capital expenditures	(24,328)	(56,374)	(36,367)
Free cash	$10,203	$28,140	$43,546

Our results for the fiscal quarter ended April 4, 2020 represent the beginning of an expected recovery, which was negatively impacted by the COVID-19 outbreak.  Our results for the fiscal quarters ended December 31, 2019 and March 30, 2019 represent the effects of the normalization of demand that we began to experience in the fourth fiscal quarter of 2018 and accelerated through 2019 as supply, in general, caught up with demand, and customers, particularly distributors, significantly reduced their orders as they decreased their inventory.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

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

Pricing in our industry can be volatile.  Using our and publicly available data, we analyze trends and changes in average selling prices to evaluate likely future pricing.  We attempt to offset deterioration in the average selling prices of established products with ongoing cost reduction activities and new product introductions.  Our specialty passive components are more resistant to average selling price erosion.  All pricing is subject to governing market conditions and is independently set by us.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2019 through the first fiscal quarter of 2020 (dollars in thousands):

	1st Quarter 2019	2nd Quarter 2019	3rd Quarter 2019	4th Quarter 2019	1st Quarter 2020

Net revenues	$745,159	$685,240	$628,329	$609,577	$612,841

Gross profit margin(1)	28.3%	25.5%	23.9%	22.2%	24.0%

Operating margin(2)	14.5%	11.6%	8.1%	4.0%	7.7%

End-of-period backlog	$1,331,800	$1,126,700	$935,400	$911,300	$1,005,200

Book-to-bill ratio	0.79	0.69	0.72	0.94	1.17

Inventory turnover	4.3	4.3	4.1	4.3	4.2

Change in ASP vs. prior quarter	(0.4)%	(0.9)%	(1.1)%	(0.8)%	(1.1)%
_________________________________________
(1) Gross margin for the first fiscal quarter of 2020 includes $3.1 million of expenses directly related to the COVID-19 outbreak (see Note 2 to our consolidated condensed financial statements).
(2) Operating margin for the third and fourth fiscal quarters of 2019 includes $7.3 million and $16.9 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated condensed financial statements).  Operating margin for the first fiscal quarter of 2020 also includes in total $3.4 million of expenses directly related to the COVID-19 outbreak (see Note 2 to our consolidated condensed financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter, but decreased versus the first fiscal quarter of 2019.  After a period of relatively high levels of inventory in the supply chain, inventory levels are now at widely normalized levels.  Strong orders, particularly from global distributor customers, and from Asia in general, increased the book-to-bill ratio and the backlog.  Average selling prices in total decreased consistent with historical performance, while the decrease for our commodity semiconductor products is accelerating.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the first fiscal quarter of 2019.  The fluctuations are primarily volume-driven.

The book-to-bill ratio in the first fiscal quarter of 2020 increased to 1.17 versus 0.94 in the fourth fiscal quarter of 2019.  The book-to-bill ratios in the first fiscal quarter of 2020 for distributors and original equipment manufacturers ("OEM") were 1.30 and 1.04, respectively, versus ratios of 0.94 and 0.95, respectively, during the fourth fiscal quarter of 2019.

For the second fiscal quarter of 2020, despite substantial uncertainties, we anticipate revenues between $540 million and $580 million and gross margins of 21% plus/minus 90 basis points at the exchange rates of the first fiscal quarter of 2020.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2019 through the first fiscal quarter of 2020 (dollars in thousands):

	1st Quarter 2019	2nd Quarter 2019	3rd Quarter 2019	4th Quarter 2019	1st Quarter 2020
MOSFETs
Net revenues	$137,341	$128,842	$126,747	$116,215	$116,893

Book-to-bill ratio	0.84	0.54	0.54	0.94	1.12

Gross profit margin	26.3%	24.8%	24.1%	23.7%	24.1%

Segment operating margin	19.4%	17.5%	16.6%	16.1%	16.0%

Diodes
Net revenues	$167,840	$142,042	$123,879	$123,382	$115,343

Book-to-bill ratio	0.63	0.52	0.57	0.88	1.36

Gross profit margin	25.9%	20.3%	17.1%	16.3%	16.9%

Segment operating margin	22.7%	16.9%	13.3%	12.6%	12.5%

Optoelectronic Components
Net revenues	$60,562	$60,675	$50,702	$51,047	$54,179

Book-to-bill ratio	0.83	0.70	0.86	1.11	1.40

Gross profit margin	26.4%	26.8%	21.5%	20.2%	26.9%

Segment operating margin	19.3%	19.8%	13.7%	12.7%	19.7%

Resistors
Net revenues	$188,831	$165,359	$155,119	$147,883	$159,208

Book-to-bill ratio	0.89	0.81	0.82	0.95	1.05

Gross profit margin	33.1%	28.3%	27.4%	23.5%	28.1%

Segment operating margin	29.8%	25.2%	23.8%	19.0%	24.4%

Inductors
Net revenues	$71,640	$77,024	$73,458	$76,520	$73,785

Book-to-bill ratio	0.97	1.01	0.95	1.05	0.98

Gross profit margin	32.5%	31.9%	31.9%	33.5%	31.2%

Segment operating margin	28.8%	28.3%	28.3%	30.3%	27.5%

Capacitors
Net revenues	$118,945	$111,298	$98,424	$94,530	$93,433

Book-to-bill ratio	0.67	0.68	0.76	0.84	1.20

Gross profit margin	25.0%	23.5%	22.0%	17.9%	21.8%

Segment operating margin	20.7%	19.0%	16.9%	12.3%	16.1%

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

Our cost management strategy also includes a focus on controlling fixed costs recorded as costs of products sold or selling, general, and administrative expenses and maintaining our break-even point (adjusted for acquisitions).  We seek to limit increases in selling, general, and administrative expenses to the rate of inflation, excluding foreign currency exchange effects and substantially independent of sales volume changes. At constant fixed costs, we would expect each $1 million increase in revenues to increase our operating income by approximately $450,000 to $470,000.  Sudden changes in the business conditions, such as the current COVID-19 situation, may not allow us to quickly adapt our manufacturing capacity and cost structure.

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

We continue to monitor the economic environment and its potential effects on our customers and the end markets that we serve, especially in light of the ongoing COVID-19 situation.

In the third fiscal quarter of 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.  We incurred restructuring expense of $24.1 million since the inception of the programs.  We did not incur any restructuring expenses during the three fiscal months ended April 4, 2020.

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

We first solicited volunteers to accept a voluntary separation / early retirement offer, which was generally successful.  The voluntary separation benefits vary by country and job classification, but generally offer a cash loyalty bonus.  A limited number of involuntary terminations are necessary to achieve the cost reduction targets. We expect these cost reductions to be fully achieved by December 2020.

No manufacturing facility closures are currently expected pursuant to these programs. Except for these programs, we do not anticipate any other material restructuring activities in 2020.  However, a continued sluggish business environment for the electronics industry, a prolonged impact of the COVID-19 outbreak, or a significant economic downturn may require us to implement additional restructuring initiatives.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was stronger during the first fiscal quarter of 2020 compared to the prior fiscal quarter and prior year period, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus the prior fiscal quarter and prior year period.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold for the first fiscal quarter of 2020 have been slightly favorably impacted compared to the prior fiscal quarter and prior year period by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	March 30, 2019
Cost of products sold	76.0%	77.8%	71.7%
Gross profit	24.0%	22.2%	28.3%
Selling, general & administrative expenses	16.3%	15.5%	13.9%
Operating income (loss)	7.7%	4.0%	14.5%
Income (loss) before taxes and noncontrolling interest	5.9%	1.9%	13.4%
Net earnings (loss) attributable to Vishay stockholders	4.4%	2.3%	10.1%
________
Effective tax rate	24.2%	-25.4%	24.3%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	March 30, 2019
Net revenues	$612,841	$609,577	$745,159

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2020
	Change in net revenues	% change
December 31, 2019	$3,264	0.5%
March 30, 2019	$(132,318)	-17.8%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	1.6%	-15.0%
Decrease in average selling prices	-1.1%	-2.9%
Foreign currency effects	-0.1%	-0.8%
Other	0.1%	0.9%
Net change	0.5%	-17.8%

We experienced a substantial, broad-based increase in demand for our products beginning in 2017 that continued through the third fiscal quarter of 2018.  Demand started to decrease in the fourth fiscal quarter of 2018 and the decrease accelerated through 2019 as customers, particularly distributors, reduced orders as they decreased their inventory.  The decrease in demand resulted in decreased net revenues compared to the fiscal quarter ended March 30, 2019.  Net revenues began to increase in the first fiscal quarter of 2020, but have been impacted by the COVID-19 outbreak.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended April 4, 2020 were 24.0%, versus 22.2% and 28.3% for the comparable prior fiscal quarter and prior year period, respectively.  The increase versus the prior fiscal quarter is primarily due to increased volume, manufacturing efficiencies, and changes in tariffs.  The decrease versus the prior year quarter is primarily due to decreased sales volume and average selling prices.  We were able to offset the negative impacts of inflation and average selling price decline and maintain our contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	March 30, 2019
Net revenues	$116,893	$116,215	$137,341
Gross profit margin	24.1%	23.7%	26.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2020
	Change in net revenues	% change
December 31, 2019	$678	0.6%
March 30, 2019	$(20,448)	-14.9%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	0.9%	-9.8%
Decrease in average selling prices	-0.2%	-5.8%
Foreign currency effects	-0.1%	-0.4%
Other	0.0%	1.1%
Net change	0.6%	-14.9%

The MOSFETs segment net revenues increased slightly versus the prior fiscal quarter, but decreased significantly versus the prior year quarter.  The slight increase versus the prior fiscal quarter was the net result from significant increases in the Asia and Americas regions, partially offset by a significant decrease in the Europe region primarily due to a singularity of a last-time-buy in the prior fiscal quarter.  The decrease versus the prior year quarter was primarily due to distributor inventory reductions and the temporary closure of our main manufacturing facility in China due to the COVID-19 outbreak.  The decrease was partially offset by significant growth in revenues from automotive customers as well as with our IC product business particularly in Europe and Asia.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is due to cost reduction measures.  The decrease versus the prior year quarter is primarily due to lower average selling prices and significantly lower volume, partially offset by cost reduction measures.

We experienced a slight decrease in average selling prices versus the prior fiscal quarter.  The reduced customer demand versus the prior year quarter significantly increased pricing pressure and resulted in a significant decrease in average selling prices.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.

Diodes

Net revenues and gross profit margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	March 30, 2019
Net revenues	$115,343	$123,382	$167,840
Gross profit margin	16.9%	16.3%	25.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2020
	Change in net revenues	% change
December 31, 2019	$(8,039)	-6.5%
March 30, 2019	$(52,497)	-31.3%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-4.2%	-28.1%
Decrease in average selling prices	-2.5%	-5.6%
Foreign currency effects	-0.1%	-0.5%
Other	0.3%	2.9%
Net change	-6.5%	-31.3%

Net revenues of the Diodes segment decreased significantly versus the prior fiscal quarter and the prior year quarter.  Inventory reductions by distributors continue to burden our business.  The first fiscal quarter of 2020 was also impacted by the temporary closure of our main manufacturing facility in China due to the COVID-19 outbreak.  The decrease versus the prior fiscal quarter was primarily due to decreased revenue from distribution customers, partially offset by significant growth with end customers in the Americas and Europe regions.  The decrease versus the prior year quarter was in all regions and sales channels, particularly distributor customers.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter was primarily due to a change in the impact of U.S. tariffs on goods imported from China.  Gross profit margin decreased versus the prior year quarter due to decreased sales volume and lower average selling prices.

Average selling prices decreased moderately versus the prior fiscal quarter and significantly versus the prior year quarter.  Unfavorable product mix contributed to the decreases in average selling prices.

Optoelectronic Components

Net revenues and gross profit margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	March 30, 2019
Net revenues	$54,179	$51,047	$60,562
Gross profit margin	26.9%	20.2%	26.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2020
	Change in net revenues	% change
December 31, 2019	$3,132	6.1%
March 30, 2019	$(6,383)	-10.5%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	5.6%	-7.9%
Decrease in average selling prices	-0.8%	-2.2%
Foreign currency effects	-0.2%	-1.2%
Other	1.5%	0.8%
Net change	6.1%	-10.5%

Net revenues of our Optoelectronic Components segment  increased significantly versus the prior fiscal quarter, but decreased significantly versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to significant growth in the Americas and Europe regions, particularly with distributor customers.  The increase was partially offset by significant decrease in revenues from the Asia region.  The decrease versus the prior year quarter was in all regions and sales channels, particularly in the Americas and Asia regions.

The gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales volume, which led to manufacturing efficiencies, and an increase in inventory, partially offset by lower average selling prices and cost inflation.  The increase versus the prior year quarter is primarily due to cost reductions, partially offset by lower average selling prices and cost inflation.

Average selling prices decreased slightly versus the prior fiscal quarter and prior year quarter.

Resistors

Net revenues and gross profit margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	March 30, 2019
Net revenues	$159,208	$147,883	$188,831
Gross profit margin	28.1%	23.5%	33.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2020
	Change in net revenues	% change
December 31, 2019	$11,325	7.7%
March 30, 2019	$(29,623)	-15.7%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	8.9%	-12.0%
Decrease in average selling prices	-0.6%	-1.0%
Foreign currency effects	-0.3%	-1.2%
Other	-0.3%	-1.5%
Net change	7.7%	-15.7%

Net revenues of the Resistors segment increased significantly versus the prior fiscal quarter, but decreased significantly versus the prior year period.  The increase versus the prior fiscal quarter is primarily attributable to the Europe and Americas regions and distributor, industrial, and automotive customers.  The decrease versus the prior year quarter is due to all regions and primarily distributor and industrial customers.

The gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year period.  The increase versus the prior fiscal quarter is primarily due to increased sales volume and manufacturing efficiencies, partially offset by lower average selling prices.  The decrease versus the prior year quarter is due to decreased sales volume, decreased average selling prices, labor and materials cost increases, and negative impact of exchange rates.

Average selling prices decreased slightly versus the prior fiscal quarter and prior year quarter.

Inductors

Net revenues and gross profit margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	March 30, 2019
Net revenues	$73,785	$76,520	$71,640
Gross profit margin	31.2%	33.5%	32.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2020
	Change in net revenues	% change
December 31, 2019	$(2,735)	-3.6%
March 30, 2019	$2,145	3.0%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	-0.9%	6.5%
Decrease in average selling prices	-2.6%	-2.7%
Foreign currency effects	0.0%	-0.6%
Other	-0.1%	-0.2%
Net change	-3.6%	3.0%

Net revenues of the Inductors segment decreased versus the prior fiscal quarter, but increased versus the prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to the Asia region and distributor and automotive customers.  The increase versus the prior year quarter is primarily due to the Americas and Asia regions and medical and military and aerospace customers.

The gross profit margin decreased versus the prior fiscal quarter and the prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to decreased volume and average selling prices.  The decrease versus the prior year quarter is primarily due to decreased average selling prices and inventory obsolescence.

Average selling prices decreased slightly versus the prior fiscal quarter and prior year quarter.

We expect long-term growth in this segment, and are positioned to capitalize on future market upturns.

Capacitors

Net revenues and gross profit margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	March 30, 2019
Net revenues	$93,433	$94,530	$118,945
Gross profit margin	21.8%	17.9%	25.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2020
	Change in net revenues	% change
December 31, 2019	$(1,097)	-1.2%
March 30, 2019	$(25,512)	-21.4%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-0.5%	-21.1%
Change in average selling prices	-0.6%	0.8%
Foreign currency effects	-0.2%	-1.1%
Other	0.1%	0.0%
Net change	-1.2%	-21.4%

Net revenues of the Capacitors segment decreased slightly versus the prior fiscal quarter and significantly versus the prior year quarter.  Net revenues decreased versus the prior fiscal quarter primarily in the Asia region, which was partially offset by increases in the Americas and Europe regions and increased revenues from automotive customers.  The decrease in net revenues versus the prior year quarter is due to all regions and primarily distributor and industrial customers.

The gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to a more profitable product mix and manufacturing efficiencies.  The decrease versus the prior year quarter is primarily due to lower sales volume.

Despite the significantly lower sales volume, average selling prices increased slightly versus the prior year quarter primarily due to increased prices for certain materials that were passed through to our customers.  Average selling prices decreased slightly versus the prior fiscal quarter.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	March 30, 2019
Total SG&A expenses	$99,832	$94,299	$103,424
as a percentage of revenues	16.3%	15.5%	13.9%

SG&A expenses for the fiscal quarter ended April 4, 2020 include $0.3 million of incremental costs separable from normal operations directly attributable to the COVID-19 outbreak.  SG&A expenses increased versus the prior fiscal quarter primarily due to incentive compensation, but were below expectations due to reduced travel and other discretionary spending due to the COVID-19 outbreak.

Other Income (Expense)

Interest expense for the fiscal quarter ended April 4, 2020 was unchanged versus the fiscal quarter ended December 31, 2019 and increased by $0.2 million versus the fiscal quarter ended March 30, 2019.  The increase is primarily due to borrowings on the revolving credit facility, partially offset by reduced interest expense on the convertible senior debentures as a result of  repurchases in 2019 and 2020.

We repurchased $14.3 million principal amount of convertible senior debentures in 2020.  We recognized a $2.9 million loss on early extinguishment of the repurchased convertible debentures.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	April 4, 2020	December 31, 2019	Change
Foreign exchange gain (loss)	$1,864	$(1,576)	$3,440
Interest income	1,854	1,734	120
Other components of other periodic pension cost	(3,068)	(3,848)	780
Investment income (expense)	(437)	(97)	(340)
Other	(15)	135	(150)
	$198	$(3,652)	$3,850

	Fiscal quarters ended
	April 4, 2020	March 30, 2019	Change
Foreign exchange gain (loss)	$1,864	$(470)	$2,334
Interest income	1,854	2,199	(345)
Other components of other periodic pension cost	(3,068)	(3,396)	328
Investment income (expense)	(437)	3,590	(4,027)
Other	(15)	(11)	(4)
	$198	$1,912	$(1,714)

Income Taxes

For the fiscal quarter ended April 4, 2020, our effective tax rate was 24.2%, as compared to -25.4% and 24.3% for the fiscal quarters ended December 31, 2019 and March 30, 2019, respectively.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each fiscal quarter presented.

We recorded additional tax benefits of $0.6 million in the first fiscal quarter 2019 due to the remeasurement of the deferred tax liability related to our cash repatriation program, primarily due to foreign currency effects.  These types of remeasurement adjustments will continue until the amounts are repatriated.

The effective tax rates for the fiscal quarters ended April 4, 2020, December 31, 2019, and March 30, 2019 were also impacted by the effect of the repurchase of convertible senior debentures.  We recognized tax benefits of $1.3 million, $0.3 million, and $1.3 million in the fiscal quarters ended April 4, 2020, December 31, 2019, and March 30, 2019, respectively, resulting from the extinguishments, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures.

During the three fiscal months ended April 4, 2020, the liabilities for unrecognized tax benefits decreased by $1.3 million on a net basis, primarily due to currency translation adjustments and the expiration of a statute, partially offset by interest.

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

During 2019, we repatriated $188.7 million to the United States, and paid cash taxes of $38.8 million related to the repatriations.  The payment of these cash taxes was recorded as an operating cash flow and any future cash taxes associated with the TCJA transition tax and related foreign taxes on repatriated cash will generally be recorded as operating cash flows.  The payment of these cash taxes significantly impacted cash flows from operations and free cash for the year ended December 31, 2019.  We expect our business to continue to be a reliable generator of free cash, partially offset by such tax payments.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

We maintain a revolving credit facility, which provides an aggregate commitment of $750 million of revolving loans available until June 5, 2024.  The maximum amount available on the revolving credit facility is restricted by the financial covenants described below.  The credit facility also provides us the ability to request up to $300 million of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt.

At April 4, 2020, we had $54 million outstanding on our revolving credit facility.  We had no amounts outstanding at December 31, 2019. We borrowed $57 million and repaid $3 million on the revolving credit facility during the three fiscal months ended April 4, 2020.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $34.3 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $54 million during the three fiscal months ended April 4, 2020.

The revolving credit facility limits or restricts us from, among other things, incurring indebtedness, incurring liens on its respective assets, making investments and acquisitions (assuming our pro forma leverage ratio is greater than 2.75 to 1.00), making asset sales, and paying cash dividends and making other restricted payments (assuming our pro forma leverage ratio is greater than 2.50 to 1.00), and requires us to comply with other covenants, including the maintenance of specific financial ratios.

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

We were in compliance with all financial covenants under the credit facility at April 4, 2020.  Our interest coverage ratio and leverage ratio were 15.44 to 1 and  1.67 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the usable capacity on the revolving credit facility is approximately $619 million.

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

Borrowings under the credit facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on our leverage ratio.  Based on our current leverage ratio, any new borrowings will bear interest at LIBOR plus 1.75%.  The interest rate on any borrowings decreases to LIBOR plus 1.50% if our leverage ratio is below 1.50 to 1 and increases to 2.00% if our leverage ratio equals or exceeds 2.50 to 1.

We also pay a commitment fee, also based on its leverage ratio, on undrawn amounts.   The undrawn commitment fee, based on Vishay's current leverage ratio, is 0.30% per annum.  Such undrawn commitment fee decreases to 0.25% per annum if our leverage ratio is below 1.50 to 1 and increases to 0.35% per annum if our leverage ratio equals or exceeds 2.50 to 1.

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

During the first fiscal quarter of 2020, we repurchased $14.3 million principal amount of convertible senior debentures due 2041 for $19.9 million.  We borrowed from our revolving credit facility to fund the repurchases.

We have approximately $100 million of unremitted foreign earnings that we have deemed not permanently reinvested and thus have accrued foreign withholding and other taxes.  We plan to repatriate the remaining amounts in the second fiscal quarter of 2020, but the current COVID-19 outbreak could cause us to defer these plans.  We also continue to evaluate the TCJA's provisions and may further adjust our financial and capital structure and business practices accordingly.

As of April 4, 2020, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect to fund any future repurchases of convertible debentures, as well as other obligations required to be paid by the U.S. parent company, Vishay Intertechnology, Inc., including cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments by borrowing under our revolving credit facility.  Our U.S. subsidiaries also have operating cash needs.

Management expects to use the credit facility from time-to-time to meet certain short-term financing needs.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans.  Additional acquisition activity, share repurchases, convertible debt repurchases, or conversion of our convertible debentures may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before the maturity of our revolving credit facility in June 2024.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 0.65% due to the low interest rate environment in Europe.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The amount of short-term investments at April 4, 2020 is lower than normal due to 2018 and 2019 completed cash repatriation activity.

The following table summarizes the components of net cash and short-term investments (debt) at April 4, 2020 and December 31, 2019 (in thousands):

	April 4, 2020	December 31, 2019

Credit facility	$54,000	$-
Convertible senior notes, due 2025*	512,745	509,128
Convertible senior debentures, due 2040*	127	126
Convertible senior debentures, due 2041*	1,050	6,677
Deferred financing costs	(15,826)	(16,784)
Total debt	552,096	499,147

Cash and cash equivalents	680,703	694,133
Short-term investments	140,725	108,822

Net cash and short-term investments (debt)	$269,332	$303,808

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

Our financial condition as of April 4, 2020 continued to be strong, with a current ratio (current assets to current liabilities) of 3.5 to 1, as compared to 3.3 to 1 as of December 31, 2019.  The increase is primarily due to the decrease in accounts payable and other accrued expenses.  Our ratio of total debt to Vishay stockholders' equity was 0.38 to 1 at April 4, 2020, as compared to 0.34 to 1 at December 31, 2019.  The increase in the ratio is primarily due to borrowings on the revolving credit facility.

Cash flows provided by operating activities were $34.5 million for the three fiscal months ended April 4, 2020, as compared to cash flows provided by operations of $79.5 million for the three fiscal months ended March 30, 2019.

Cash paid for property and equipment for the three fiscal months ended April 4, 2020 was $24.3 million, as compared to $36.4 million for the three fiscal months ended March 30, 2019. We expect capital spending of approximately $110 million in 2020, in accordance with requirements of our markets.

Cash paid for dividends to our common and Class B common stockholders totalled $13.7 million and $12.3 million for the three fiscal months ended April 4, 2020 and March 30, 2019, respectively.  We expect dividend payments in 2020 to total approximately $55.0 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 14, 2020, includes a table of contractual commitments.  There were no material changes to these commitments during the three fiscal months ended April 4, 2020.

Dividends

In 2014, our Board of Directors approved the initiation of a quarterly cash dividend program.  Quarterly cash dividends have been paid in each quarter since the first fiscal quarter of 2014.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended April 4, 2020	$13,741	March

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected.  Among the factors that could cause actual results to materially differ include: general business and economic conditions; delays or difficulties in implementing our cost reduction strategies; delays or difficulties in expanding our manufacturing capacities; manufacturing or supply chain interruptions or changes in customer demand because of COVID-19 or similar diseases; an inability to attract and retain highly qualified personnel; changes in foreign currency exchange rates; uncertainty related to the effects of changes in foreign currency exchange rates; competition and technological changes in our industries; difficulties in new product development; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses; changes in applicable domestic and foreign tax regulations and uncertainty regarding the same; changes in U.S. and foreign trade regulations and tariffs and uncertainty regarding the same; changes in applicable accounting standards and other factors affecting our operations, markets, capacity to meet demand, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our 2019 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020, describes our exposure to market risks.  There have been no material changes to our market risks since December 31, 2019.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020 describes certain of our legal proceedings.  Except as disclosed below, there have been no material developments to the legal proceedings previously disclosed.

Effective February 26, 2020 Holy Stone Enterprise Co., Ltd. (“Holy Stone”) entered into a settlement agreement on behalf of itself, Milestone Global Technology, Inc. and Vishay Polytech Co., Ltd. ("VPC"), formerly known as Holy Stone Polytech Co., Ltd. (the “Settlement Agreement”).  VPC was acquired from Holy Stone by a Vishay subsidiary in June 2014.  Under the Settlement Agreement, Holy Stone agreed to pay $28,000,000 as full settlement of the In Re Capacitors Antitrust Litigation Civil Action No. 3:14-cv-03264-JD filed in the United States District Court, Northern District of California (the “Complaint”).  According to the Settlement Agreement, VPC will be dismissed from the Complaint, and along with Vishay, Vishay Israel Ltd. and others, will be released from all future claims relating to the conduct alleged in the Complaint to the extent the conduct relates to the sale or manufacturing of aluminum, tantalum or film capacitors in the United States.  The purported wrongdoing attributable to VPC as described in the Complaint occurred prior to its acquisition by Vishay.  VPC expressly denies any allegations included in the Complaint.  The Settlement Agreement is subject to court approval and notice to the members of the plaintiff class.

Pursuant to the terms and conditions of the indemnification agreement between Vishay and Holy Stone related to Vishay’s acquisition of VPC in 2014, neither Vishay nor VPC will contribute any amount toward the settlement.

Item 1A.	Risk Factors

Except as described below, there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

Our business may be adversely affected by the widespread outbreak of diseases, including the recent COVID-19 outbreak and the mitigation efforts by governments worldwide to control its spread.

The widespread global outbreak of COVID-19 has adversely affected our business.  Impacts have included disruptions in our ability to manufacture products and disruptions in the operations of our customers and modes of shipping. While we are unable to accurately predict the full extent to which the COVID-19 outbreak and the mitigation efforts by governments to attempt to control its spread will have on our business due to numerous uncertainties, thus far the impacts have resulted in increased costs and a reduction in sales to certain regions and end-markets. We cannot predict when the impact of the COVID-19 outbreak will end or when future coronavirus outbreaks will occur.

The potential risks and effects of the COVID-19 outbreak and economic crisis, including potential global or regional recessions or depressions, that could have an adverse effect on our business include, but are not limited to:

•	Adverse impact on our customers and supply channels;
•	Decrease in sales, product demand and pricing and unfavorable economic and market conditions;
•	Increased costs, including higher shipping costs due to reduced shipping capacity;
•	Restrictions on our manufacturing, support operations or workforce, or similar limitations for our customers, vendors, and suppliers, that could limit our ability to meet customer demand;
•	Potential increased credit risk if customers, distributors, and resellers are unable to pay us, or must delay paying their obligations to us;
•	Restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures could result in delays; and
•	Impact on our workforce/employees due to the ease with which the virus spreads and the current shelter-in-place orders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1
First Amendment to Employment Agreement, dated February 28, 2020, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed February 28, 2020.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 4, 2020, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  May 12, 2020