Form 10-Q
period 2020-07-04
VISHAY INTERTECHNOLOGY INC
filed 2020-08-04
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 4, 2020

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
☐ Yes  ☒ No

As of July 31, 2020 the registrant had 132,560,749 shares of its common stock and 12,097,409 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
July 4, 2020

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	July 4, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$599,930	$694,133
Short-term investments	157,246	108,822
Accounts receivable, net	285,529	328,187
Inventories:
Finished goods	125,177	122,466
Work in process	196,846	187,354
Raw materials	127,165	121,860
Total inventories	449,188	431,680

Prepaid expenses and other current assets	131,125	141,294
Total current assets	1,623,018	1,704,116

Property and equipment, at cost:
Land	74,985	75,011
Buildings and improvements	596,942	585,064
Machinery and equipment	2,623,774	2,606,355
Construction in progress	99,932	110,722
Allowance for depreciation	(2,474,456)	(2,425,627)
Property and equipment, net	921,177	951,525

Right of use assets	103,153	93,162

Goodwill	150,641	150,642

Other intangible assets, net	58,583	60,659

Other assets	168,274	160,671
Total assets	$3,024,846	$3,120,775

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	July 4, 2020	December 31, 2019
	(Unaudited)
Liabilities, temporary equity, and equity
Current liabilities:
Notes payable to banks	$1	$2
Trade accounts payable	148,727	173,915
Payroll and related expenses	126,302	122,100
Lease liabilities	21,443	20,217
Other accrued expenses	166,261	186,463
Income taxes	40,642	17,731
Total current liabilities	503,376	520,428

Long-term debt less current portion	438,494	499,147
U.S. transition tax payable	125,438	140,196
Deferred income taxes	4,231	22,021
Long-term lease liabilities	85,714	78,511
Other liabilities	98,134	100,207
Accrued pension and other postretirement costs	270,735	272,402
Total liabilities	1,526,122	1,632,912

Redeemable convertible debentures	-	174

Equity:
Vishay stockholders' equity
Common stock	13,256	13,235
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,412,775	1,425,170
Retained earnings	95,462	72,180
Accumulated other comprehensive income (loss)	(26,326)	(26,646)
Total Vishay stockholders' equity	1,496,377	1,485,149
Noncontrolling interests	2,347	2,540
Total equity	1,498,724	1,487,689
Total liabilities, temporary equity, and equity	$3,024,846	$3,120,775

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	July 4, 2020	June 29, 2019

Net revenues	$581,717	$685,240
Costs of products sold	451,047	510,639
Gross profit	130,670	174,601

Selling, general, and administrative expenses	89,127	95,112
Restructuring and severance costs	743	-
Operating income	40,800	79,489

Other income (expense):
Interest expense	(8,430)	(8,204)
Other	(1,484)	(397)
Loss on early extinguishment of debt	(1,146)	-
Total other income (expense)	(11,060)	(8,601)

Income before taxes	29,740	70,888

Income tax expense	4,845	26,153

Net earnings	24,895	44,735

Less: net earnings attributable to noncontrolling interests	242	258

Net earnings attributable to Vishay stockholders	$24,653	$44,477

Basic earnings per share attributable to Vishay stockholders	$0.17	$0.31

Diluted earnings per share attributable to Vishay stockholders	$0.17	$0.31

Weighted average shares outstanding - basic	144,846	144,621

Weighted average shares outstanding - diluted	145,170	145,023

Cash dividends per share	$0.095	$0.095

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	July 4, 2020	June 29, 2019

Net earnings	$24,895	$44,735

Other comprehensive income, net of tax

Pension and other post-retirement actuarial items	1,760	1,623

Foreign currency translation adjustment	20,088	7,384

Other comprehensive income	21,848	9,007

Comprehensive income	46,743	53,742

Less: comprehensive income attributable to noncontrolling interests	242	258

Comprehensive income attributable to Vishay stockholders	$46,501	$53,484

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 4, 2020	June 29, 2019

Net revenues	$1,194,558	$1,430,399
Costs of products sold	916,648	1,044,639
Gross profit	277,910	385,760

Selling, general, and administrative expenses	188,959	198,536
Restructuring and severance costs	743	-
Operating income	88,208	187,224

Other income (expense):
Interest expense	(16,982)	(16,596)
Other	(1,286)	1,515
Loss on early extinguishment of debt	(4,066)	(1,307)
Total other income (expense)	(22,334)	(16,388)

Income before taxes	65,874	170,836

Income tax expense	13,595	50,460

Net earnings	52,279	120,376

Less: net earnings attributable to noncontrolling interests	407	440

Net earnings attributable to Vishay stockholders	$51,872	$119,936

Basic earnings per share attributable to Vishay stockholders	$0.36	$0.83

Diluted earnings per share attributable to Vishay stockholders	$0.36	$0.83

Weighted average shares outstanding - basic	144,818	144,589

Weighted average shares outstanding - diluted	145,232	145,158

Cash dividends per share	$0.19	$0.18

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	July 4, 2020	June 29, 2019

Net earnings	$52,279	$120,376

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	3,361	3,080

Foreign currency translation adjustment	(3,041)	(2,605)

Other comprehensive income	320	475

Comprehensive income	52,599	120,851

Less: comprehensive income attributable to noncontrolling interests	407	440

Comprehensive income attributable to Vishay stockholders	$52,192	$120,411

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 4, 2020	June 29, 2019

Operating activities
Net earnings	$52,279	$120,376
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	82,158	81,346
(Gain) loss on disposal of property and equipment	(43)	(162)
Accretion of interest on convertible debt instruments	7,125	6,985
Inventory write-offs for obsolescence	11,587	12,643
Deferred income taxes	(4,370)	(5,601)
Loss on extinguishment of debt	4,066	1,307
Other	954	4,283
Change in U.S. transition tax liability	-	(14,757)
Change in repatriation tax liability	(16,258)	(20,479)
Net change in operating assets and liabilities, net of effects of businesses acquired	(12,589)	(50,122)
Net cash provided by operating activities	124,909	135,819

Investing activities
Capital expenditures	(48,832)	(70,148)
Proceeds from sale of property and equipment	230	464
Purchase of businesses, net of cash received	-	(11,862)
Purchase of short-term investments	(157,086)	(1,970)
Maturity of short-term investments	108,044	79,694
Other investing activities	(529)	2,893
Net cash used in investing activities	(98,173)	(929)

Financing activities
Issuance costs	-	(5,394)
Repurchase of convertible debt instruments	(90,525)	(22,695)
Net proceeds (payments) on revolving credit lines	-	28,000
Net changes in short-term borrowings	(113)	22
Dividends paid to common stockholders	(25,185)	(23,822)
Dividends paid to Class B common stockholders	(2,299)	(2,178)
Distributions to noncontrolling interests	(600)	(600)
Cash withholding taxes paid when shares withheld for vested equity awards	(2,016)	(2,708)
Net cash used in financing activities	(120,738)	(29,375)
Effect of exchange rate changes on cash and cash equivalents	(201)	(641)

Net increase (decrease) in cash and cash equivalents	(94,203)	104,874

Cash and cash equivalents at beginning of period	694,133	686,032
Cash and cash equivalents at end of period	$599,930	$790,906

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$13,212	$1,210	$1,436,011	$(61,258)	$(6,791)	$1,382,384	$2,286	$1,384,670
Cumulative effect of accounting change for adoption of ASU 2016-02	-	-	-	23,013	-	23,013	-	23,013
Net earnings	-	-	-	75,459	-	75,459	182	75,641
Other comprehensive income	-	-	-	-	(8,532)	(8,532)	-	(8,532)
Conversion of Class B shares (18 shares)	-	-	-	-	-	-	-	-
Temporary equity reclassification	-	-	3	-	-	3	-	3
Issuance of stock and related tax withholdings for vested restricted stock units (220,718 shares)	22	-	(2,681)	-	-	(2,659)	-	(2,659)
Dividends declared ($0.085 per share)	-	-	15	(12,292)	-	(12,277)	-	(12,277)
Stock compensation expense	-	-	3,536	-	-	3,536	-	3,536
Repurchase of convertible debentures due 2040 and due 2042	-	-	(11,783)	-	-	(11,783)	-	(11,783)
Balance at March 30, 2019	$13,234	$1,210	$1,425,101	$24,922	$(15,323)	$1,449,144	$2,468	$1,451,612
Net earnings	-	-	-	44,477	-	44,477	258	44,735
Other comprehensive income	-	-	-	-	9,007	9,007	-	9,007
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Temporary equity reclassification	-	-	206	-	-	206	-	206
Issuance of stock and related tax withholdings for vested restricted stock units (9,906 shares)	1	-	(50)	-	-	(49)	-	(49)
Dividends declared ($0.095 per share)	-	-	17	(13,740)	-	(13,723)	-	(13,723)
Stock compensation expense	-	-	890	-	-	890	-	890
Balance at June 29, 2019	$13,235	$1,210	$1,426,164	$55,659	$(6,316)	$1,489,952	$2,126	$1,492,078

Balance at December 31, 2019	$13,235	$1,210	$1,425,170	$72,180	$(26,646)	$1,485,149	$2,540	$1,487,689
Cumulative effect of accounting change for adoption of ASU 2016-13 (see Note 1)	-	-	-	(1,070)	-	(1,070)	-	(1,070)
Net earnings	-	-	-	27,219	-	27,219	165	27,384
Other comprehensive income	-	-	-	-	(21,528)	(21,528)	-	(21,528)
Temporary equity reclassification	-	-	174	-	-	174	-	174
Issuance of stock and related tax withholdings for vested restricted stock units (199,251 shares)	20	-	(2,011)	-	-	(1,991)	-	(1,991)
Dividends declared ($0.095 per share)	-	-	18	(13,759)	-	(13,741)	-	(13,741)
Stock compensation expense	-	-	2,998	-	-	2,998	-	2,998
Repurchase of convertible senior debentures due 2041	-	-	(10,089)	-	-	(10,089)	-	(10,089)
Balance at April 4, 2020	$13,255	$1,210	$1,416,260	$84,570	$(48,174)	$1,467,121	$2,705	$1,469,826
Net earnings	-	-	-	24,653	-	24,653	242	24,895
Other comprehensive income	-	-	-	-	21,848	21,848	-	21,848
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Issuance of stock and related tax withholdings for vested restricted stock units (13,141 shares)	1	-	(26)	-	-	(25)	-	(25)
Dividends declared ($0.095 per share)	-	-	18	(13,761)	-	(13,743)	-	(13,743)
Stock compensation expense	-	-	875	-	-	875	-	875
Repurchase of convertible senior notes due 2025	-	-	(4,352)	-	-	(4,352)	-	(4,352)
Balance at July 4, 2020	$13,256	$1,210	$1,412,775	$95,462	$(26,326)	$1,496,377	$2,347	$1,498,724

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The results of operations for the fiscal quarter and six fiscal months ended July 4, 2020 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2020 end on April 4, 2020, July 4, 2020, October 3, 2020, and December 31, 2020, respectively.  The four fiscal quarters in 2019 ended on March 30, 2019, June 29, 2019, September 28, 2019, and December 31, 2019, respectively.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 – Impact of Coronavirus Outbreak

The Company's operations have been impacted by the coronavirus ("COVID-19") outbreak.  Some manufacturing facilities were temporarily closed and some are operating at levels less than full capacity.  The Company has incurred incremental costs separable from normal operations that are directly related to the outbreak and containment efforts, primarily wages paid to manufacturing employees during government-mandated shut-downs, additional wages and hardship allowances for working during lockdown periods, additional costs of cleaning and disinfecting facilities, costs of additional safety equipment for employees, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  The net impact of the costs and subsidies are reported as cost of products sold ($923 and $4,053) and selling, general, and administrative benefits of ($747 and $430) based on employee function on the consolidated condensed statements of operations for the fiscal quarter and six fiscal months ended July 4, 2020, respectively.

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

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	July 4, 2020	December 31, 2019
Right of use assets
Operating Leases
Buildings and improvements	$98,048	$87,689
Machinery and equipment	5,105	5,473
Total	$103,153	$93,162
Current lease liabilities
Operating Leases
Buildings and improvements	$18,716	$17,410
Machinery and equipment	2,727	2,807
Total	$21,443	$20,217
Long-term lease liabilities
Operating Leases
Buildings and improvements	$83,372	$75,877
Machinery and equipment	2,342	2,634
Total	$85,714	$78,511
Total lease liabilities	$107,157	$98,728

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Lease expense
Operating lease expense	$5,760	$5,627	$11,412	$11,163
Short-term lease expense	225	819	419	1,652
Variable lease expense	6	9	29	21
Total lease expense	$5,991	$6,455	$11,860	$12,836

The Company paid $12,867 and $10,277 for its operating leases in the six fiscal months ended July 4, 2020 and June 29, 2019, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 9.2 years and the weighted-average discount rate is 6.0% as of July 4, 2020.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

July 4, 2020
2020 (excluding the six fiscal months ended July 4, 2020)	$11,165
2021	20,498
2022	16,838
2023	14,370
2024	13,218
Thereafter	63,394

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
The programs are primarily designed to reduce manufacturing fixed costs and selling, general, and administrative costs company-wide, and provide management rejuvenation.  The Company has incurred charges totalling $24,882, primarily related to cash severance costs, to implement these programs.  The Company expects these cost reductions to be fully achieved by December 2020.  All participants in the program are now identified.
The following table summarizes the activity to date related to this program:

Expense recorded in 2019	$24,139
Cash paid	(1,330)
Foreign currency translation	35
Balance at December 31, 2019	$22,844
Expense recorded in 2020	743
Cash paid	(6,465)
Foreign currency translation	(21)
Balance at July 4, 2020	$17,101

The payment terms vary by country, but generally are paid in a lump sum at cessation of employment.  The current portion of the liability is $13,401 and is included in other accrued expenses on the consolidated condensed balance sheet.  The non-current portion of the liability is $3,700 and is included in other liabilities on the consolidated condensed balance sheet.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended July 4, 2020 and June 29, 2019 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the second fiscal quarter of 2020, the Company repatriated $104,091 to the United States, and paid withholding and foreign taxes of $16,258.  Substantially all of these amounts were used to repay certain indebtedness.

The Company repurchased a portion of outstanding convertible notes and debentures in the fiscal quarter and six fiscal months ended July 4, 2020 (see Note 6).  The Company recognized tax benefits on the pre-tax loss on early extinguishment of debt.  The Company also recognized tax benefits of $1,346 in the six fiscal months ended July 4, 2020, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

During the six fiscal months ended July 4, 2020, the liabilities for unrecognized tax benefits decreased by $3,397 on a net basis, primarily due to settlement of an audit and the expiration of a statute, partially offset by accruals for current year tax positions and interest.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	July 4, 2020	December 31, 2019

Credit facility	$-	$-
Convertible senior notes, due 2025	451,169	509,128
Convertible senior debentures, due 2040	128	126
Convertible senior debentures, due 2041	1,058	6,677
Deferred financing costs	(13,861)	(16,784)
	438,494	499,147
Less current portion	-	-
	$438,494	$499,147

The following table summarizes some key facts and terms regarding the outstanding convertible debt instruments as of July 4, 2020:

	Convertible Senior Notes Due 2025	Convertible Senior Debentures Due 2040	Convertible Senior Debentures Due 2041
Issuance date	June 12, 2018	November 9, 2010	May 13, 2011
Maturity date	June 15, 2025	November 15, 2040	May 15, 2041
Principal amount as of July 4, 2020	$524,230	$300	$2,640
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%	8.00%	8.375%
Conversion rate effective June 11, 2020 (per $1 principal amount)	31.8470	80.9286	59.0575
Effective conversion price effective June 11, 2020 (per share)	$31.40	$12.36	$16.93
130% of the conversion price (per share)	$40.82	$16.07	$22.01
Call date	n/a	November 20, 2020	May 20, 2021

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The carrying values of the liability and equity components of the convertible debt instruments are reflected in the Company’s consolidated condensed balance sheets as follows:

	Principal amount of the debt instruments	Unamortized discount	Carrying value of liability component	Equity component (including temporary equity) -net carrying value
July 4, 2020
Convertible senior notes due 2025	$524,230	(73,061)	$451,169	$74,495
Convertible senior debentures due 2040 and due 2041	$2,940	(1,754)	$1,186	$1,216
Total	$527,170	$(74,815)	$452,355	$75,711

December 31, 2019
Convertible senior notes due 2025	$600,000	(90,872)	$509,128	$85,262
Convertible senior debentures due 2040 and due 2041	$17,190	(10,387)	$6,803	$7,129
Total	$617,190	$(101,259)	$515,931	$92,391

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

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debt instruments
July 4, 2020
Convertible senior notes due 2025	$3,266	3,479	435	$7,180
Convertible senior debentures	$16	9	-	$25
Total	$3,282	$3,488	$435	$7,205

June 29, 2019
Convertible senior notes due 2025	$3,375	3,442	454	$7,271
Convertible senior debentures	$119	53	(2)	$170
Total	$3,494	$3,495	$452	$7,441

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the six fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debt instruments
July 4, 2020
Convertible senior notes due 2025	$6,641	7,096	889	$14,626
Convertible senior debentures	$60	29	-	$89
Total	$6,701	$7,125	$889	$14,715

June 29, 2019
Convertible senior notes due 2025	$6,750	6,868	908	$14,526
Convertible senior debentures	$267	117	(18)	$366
Total	$7,017	$6,985	$890	$14,892

Other non-cash interest expense includes amortization of deferred financing costs and changes in the value of embedded derivative liabilities.

The Company used cash to repurchase $75,770 principal amount of convertible senior notes due 2025 in the second fiscal quarter of 2020.  The net carrying value of the debentures repurchased was $65,056.  In accordance with the authoritative accounting guidance for convertible debt, the aggregate repurchase payment of $70,676 was allocated between the liability ($65,056) and equity ($5,620) components of the convertible notes, using the Company's nonconvertible debt borrowing rate at the time of the repurchase.  As a result, the Company recognized a loss on extinguishment of convertible notes of $1,146, including the write-off of unamortized debt issuance costs in the second fiscal quarter of 2020.

The Company used cash to repurchase $14,250 principal amount of convertible senior debentures due 2041 in the first fiscal quarter of 2020.  The net carrying value of the debentures repurchased was $5,645.  The aggregate repurchase payment of $19,849 was allocated between the liability ($8,452) and equity ($11,397) components of the convertible debentures, using the Company's nonconvertible debt borrowing rate at the time of the repurchase.  As a result, the Company recognized a loss on extinguishment of convertible debentures of $2,920, including the write-off of unamortized debt issuance costs in the first fiscal quarter of 2020.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Beginning balance	$34,812	$37,577	$40,508	$42,663
Sales allowances	19,224	28,903	41,856	57,114
Credits issued	(14,991)	(22,270)	(42,973)	(55,332)
Foreign currency	387	172	41	(63)
Ending balance	$39,432	$44,382	$39,432	$44,382

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2020	$(68,020)	$41,374	$(26,646)
Other comprehensive income before reclassifications	-	(3,041)	$(3,041)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(3,041)	$(3,041)
Amounts reclassified out of AOCI	4,442	-	$4,442
Tax effect	(1,081)	-	$(1,081)
Amounts reclassified out of AOCI, net of tax	3,361	-	$3,361
Net other comprehensive income	$3,361	$(3,041)	$320
Balance at July 4, 2020	$(64,659)	$38,333	$(26,326)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2020 and 2019 for the Company’s defined benefit pension plans:

	Fiscal quarter ended July 4, 2020		Fiscal quarter ended June 29, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,071	$-	$845
Interest cost	341	919	424	1,281
Expected return on plan assets	-	(491)	-	(489)
Amortization of prior service cost	36	30	36	50
Amortization of losses	297	1,588	118	1,344
Curtailment and settlement losses	-	231	-	500
Net periodic benefit cost	$674	$3,348	$578	$3,531

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 4, 2020 and June 29, 2019 for the Company’s defined benefit pension plans:

	Six fiscal months ended July 4, 2020		Six fiscal months ended June 29, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,145	$-	$1,697
Interest cost	683	1,843	848	2,572
Expected return on plan assets	-	(986)	-	(979)
Amortization of prior service cost	72	60	72	101
Amortization of losses	595	3,180	236	2,703
Curtailment and settlement losses	-	460	-	1,005
Net periodic benefit cost	$1,350	$6,702	$1,156	$7,099

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2020 and 2019 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended July 4, 2020		Fiscal quarter ended June 29, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$28	$68	$35	$72
Interest cost	59	16	78	30
Amortization of losses (gains)	6	31	(32)	27
Net periodic benefit cost	$93	$115	$81	$129

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 4, 2020 and June 29, 2019 for the Company’s other postretirement benefit plans:

	Six fiscal months ended July 4, 2020		Six fiscal months ended June 29, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$56	$137	$70	$144
Interest cost	118	31	155	60
Amortization of losses (gains)	13	62	(64)	54
Net periodic benefit cost	$187	$230	$161	$258

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019

Restricted stock units	$875	$890	$3,658	4,249
Phantom stock units	-	-	215	177
Total	$875	$890	$3,873	4,426

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at July 4, 2020 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$4,162	0.9
Phantom stock units	-	n/a
Total	$4,162

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

Restricted Stock Units

RSU activity under the 2007 Program as of July 4, 2020 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2020	842	$17.93
Granted	272	18.30
Vested*	(308)	15.70
Cancelled or forfeited	(13)	19.06
Outstanding at July 4, 2020	793	$18.90

Expected to vest at July 4, 2020	793

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

Phantom stock unit activity under the phantom stock plan as of July 4, 2020 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2020	183
Granted	10	$21.49
Dividend equivalents issued	2
Outstanding at July 4, 2020	195

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

The current six segment alignment reflects a change in reporting structure made during the fourth fiscal quarter of 2019.  The fiscal periods ended June 29, 2019 have been recast to separately present Resistors and Inductors.

Vishay's reporting segments generate substantially all of their revenue from product sales to the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  A small portion of revenues is from royalties.

The Company evaluates business segment performance on operating income, exclusive of certain items (“segment operating income”).  Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income.  The Company’s calculation of segment operating income excludes such selling, general, and administrative costs as global operations, sales and marketing, information systems, finance and administration groups, as well as restructuring and severance costs, the direct impact of the COVID-19 outbreak, goodwill and long-lived asset impairment charges, and other items.  Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.  These items represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business.

The Company also regularly evaluates gross profit by segment to assist in the analysis of consolidated gross profit.  The Company considers segment operating income to be the more important metric because it more fully captures the business operations of the segments.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other*	Total
Fiscal quarter ended July 4, 2020:
Net revenues	$118,944	$124,187	$49,130	$140,412	$65,185	$83,859	$-	$581,717

Gross profit	$26,978	$24,904	$11,728	$32,513	$20,252	$15,218	$(923)	$130,670

Segment operating income	$17,602	$19,814	$7,948	$27,879	$17,713	$10,524	$(923)	$100,557

Fiscal quarter ended June 29, 2019:
Net revenues	$128,842	$142,042	$60,675	$165,359	$77,024	$111,298	$-	$685,240

Gross profit	$31,933	$28,857	$16,231	$46,877	$24,538	$26,165	$-	$174,601

Segment operating income	$22,541	$24,010	$12,022	$41,667	$21,776	$21,161	$-	$143,177

Six fiscal months ended July 4, 2020:
Net revenues	$235,837	$239,530	$103,309	$299,620	$138,970	$177,292	$-	$1,194,558

Gross Profit	$55,130	$44,422	$26,313	$77,286	$43,239	$35,573	$(4,053)	$277,910

Segment Operating Income	$36,260	$34,236	$18,634	$66,764	$38,023	$25,594	$(4,053)	$215,458

Six fiscal months ended June 29, 2019:
Net revenues	$266,183	$309,882	$121,237	$354,190	$148,664	$230,243	$-	$1,430,399

Gross Profit	$67,992	$72,349	$32,248	$109,466	$47,818	$55,887	$-	$385,760

Segment Operating Income	$49,219	$62,138	$23,732	$98,014	$42,416	$45,727	$-	$321,246

*Amounts reported in Corporate/Other above represent unallocated costs directly related to the COVID-19 outbreak, which are reported as costs of products sold on the consolidated condensed statements of operations.

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Reconciliation:
Segment Operating Income	$100,557	$143,177	$215,458	$321,246
Restructuring and Severance Costs	(743)	-	(743)	-
Impact of COVID-19 on Selling, General, and Administrative Expenses	747	-	430	-
Unallocated Selling, General, and Administrative Expenses	(59,761)	(63,688)	(126,937)	(134,022)
Consolidated Operating Income	$40,800	$79,489	$88,208	$187,224
Unallocated Other Income (Expense)	(11,060)	(8,601)	(22,334)	(16,388)
Consolidated Income Before Taxes	$29,740	$70,888	$65,874	$170,836

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Distributors	$349,562	$368,420	$655,008	$779,980
OEMs	190,799	269,026	451,928	551,662
EMS companies	41,356	47,794	87,622	98,757
Total Revenue	$581,717	$685,240	$1,194,558	$1,430,399

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Asia	$260,625	$246,193	$477,709	$505,919
Europe	179,928	254,742	412,980	533,641
Americas	141,164	184,305	303,869	390,839
Total Revenue	$581,717	$685,240	$1,194,558	$1,430,399

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Industrial	$226,877	$250,783	$441,988	$532,373
Automotive	133,834	200,580	335,777	415,366
Telecommunications	33,496	44,562	63,188	97,842
Computing	55,719	48,244	100,942	95,752
Consumer Products	22,571	30,486	43,124	64,535
Power Supplies	32,176	29,474	57,370	59,601
Military and Aerospace	41,451	47,848	85,386	95,409
Medical	35,593	33,263	66,783	69,521
Total revenue	$581,717	$685,240	1,194,558	1,430,399

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019

Numerator:
Net earnings attributable to Vishay stockholders	$24,653	$44,477	$51,872	$119,936

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,651	144,441	144,624	144,409
Outstanding phantom stock units	195	180	194	180
Adjusted weighted average shares	144,846	144,621	144,818	144,589

Effect of dilutive securities:
Convertible debt instruments	5	24	50	131
Restricted stock units	319	378	364	438
Dilutive potential common shares	324	402	414	569

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	145,170	145,023	145,232	145,158

Basic earnings per share attributable to Vishay stockholders	$0.17	$0.31	$0.36	$0.83

Diluted earnings per share attributable to Vishay stockholders	$0.17	$0.31	$0.36	$0.83

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Convertible debt instruments:
Convertible Senior Notes, due 2025	18,321	19,055	18,704	19,053
Convertible Senior Debentures, due 2041	155	-	122	-
Weighted average other	387	315	356	315

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

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of any of the convertible debt instruments in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the convertible instruments are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt.  Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.36, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $16.93, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $31.40, no shares are included in the diluted earnings per share computation for the convertible senior notes due 2025.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
July 4, 2020
Assets:
Assets held in rabbi trusts	$53,888	$36,822	$17,066	$-
Available for sale securities	$4,401	4,401	-	-
	$58,289	$41,223	$17,066	$-
December 31, 2019
Assets:
Assets held in rabbi trusts	$52,148	$34,280	17,868	$-
Available for sale securities	$4,405	4,405	-	-
	$56,553	$38,685	$17,868	$-

As described in Note 6, the Company allocated the aggregate repurchase payment of convertible senior debt instruments between the associated liability and equity components of the repurchased convertible senior debt instruments based on a nonrecurring fair value measurement of the convertible senior debt instruments immediately prior to the repurchase.  The nonrecurring fair value measurement is considered a Level 3 measurement.  See Note 6 for further information on the measurement and input.

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

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at July 4, 2020 and December 31, 2019 is approximately $497,600 and $632,200, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $452,355 and $515,931, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At July 4, 2020 and December 31, 2019, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At July 4, 2020 and December 31, 2019, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We operate in six product segments: MOSFETs, Diodes, Optoelectronic Components, Resistors, Inductors, and Capacitors.  The current six segment alignment reflects a change in reporting structure made during the fourth fiscal quarter of 2019.  Results presented herein for the first through third fiscal quarters of 2019 have been recast to separately present Resistors and Inductors.

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

On May 20, 2020, our Board of Directors authorized a program to repurchase up to $200 million of the outstanding convertible senior notes due 2025 in open market repurchases or through privately negotiated transactions.  Such transactions provide us more flexibility to adjust our debt levels if necessary.  We repurchased $75.8 million principal amount of convertible senior notes in the second fiscal quarter of 2020.  We also continue to repurchase convertible senior debentures in 2020, further reducing the principal amount of outstanding convertible senior debentures to $2.9 million.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  The worldwide economy and, specifically, our business have been impacted by the outbreak of the coronavirus ("COVID-19").  The outbreak has significantly impacted the global market, including our customers, suppliers, and shipping partners, which has impacted our net revenues.  We have also incurred incremental costs separable from normal operations that are directly attributable to the outbreak and containment efforts, primarily salaries and wages for employees impacted by quarantines and additional safety measures, including masks and temperature scanners, which were partially offset by government subsidies.  The net impact of the costs and subsidies are classified as cost of products sold ($0.9 million and $4.1 million) and selling, general, and administrative expenses (benefits) ($(0.7) million and $(0.4) million) based on employee function on the consolidated condensed statements of operations for the fiscal quarter and six fiscal months ended July 4, 2020, respectively.  We exclude from the amounts reported above indirect financial changes from the outbreak of COVID-19 such as general macroeconomic effects and higher shipping costs due to reduced shipping capacity.

We believe the economic impact of the COVID-19 outbreak on Vishay will be temporary.  We have significant liquidity to withstand the temporary disruptions in the economic environment. However, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build.  In the third fiscal quarter of 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance, which we expect to fully implement by the end of 2020.  All participants in the program are now identified.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The outbreak of COVID-19 has impacted almost all key financial metrics.  We experienced a substantial decrease in orders in the second fiscal quarter of 2020, due to plant closures of our customers and the global economic slowdown caused by the COVID-19 outbreak.  This decrease in orders negatively impacted almost all key financial metrics.

Net revenues for the fiscal quarter ended July 4, 2020 were $581.7 million, compared to $612.8 million and $685.2 million for the fiscal quarters ended April 4, 2020 and June 29, 2019, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended July 4, 2020 were $24.7 million, or $0.17 per diluted share, compared to $27.2 million, or $0.19 per diluted share for the fiscal quarter ended April 4, 2020, and $44.5 million, or $0.31 per diluted share for the fiscal quarter ended June 29, 2019.

Net revenues for the six fiscal months ended July 4, 2020 were $1,194.6 million, compared to $1,430.4 million for the six fiscal months ended June 29, 2019.  The net earnings attributable to Vishay stockholders for the six fiscal months ended July 4, 2020 were $51.9 million, or $0.36 per diluted share, compared to $119.9 million, or $0.83 per diluted share for the six fiscal months ended June 29, 2019.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2020	April 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019

GAAP net earnings attributable to Vishay stockholders	$24,653	$27,219	$44,477	$51,872	$119,936

Reconciling items affecting gross income:
Impact of COVID-19 outbreak	923	3,130	-	4,053	-

Other reconciling items affecting operating income:
Restructuring and severance costs	743	-	-	743	-
Impact of COVID-19 outbreak	(747)	317	-	(430)	-

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	1,146	2,920	-	4,066	1,307

Reconciling items affecting tax expense:
Effects of tax-basis foreign exchange gain	$-	$-	$7,554	$-	$7,554
Effects of cash repatriation program	(190)	-	(48)	(190)	(633)
Change in deferred taxes due to early extinguishment of debt	-	(1,346)	-	(1,346)	(1,312)
Tax effects of pre-tax items above	(589)	(1,482)	-	(2,071)	(290)

Adjusted net earnings	$25,939	$30,758	$51,983	$56,697	$126,562

Adjusted weighted average diluted shares outstanding	145,170	145,295	145,023	145,232	145,158

Adjusted earnings per diluted share	$0.18	$0.21	$0.36	$0.39	$0.87

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2020	April 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net cash provided by continuing operating activities	$90,431	$34,478	$56,301	$124,909	$135,819
Proceeds from sale of property and equipment	177	53	69	230	464
Less: Capital expenditures	(24,504)	(24,328)	(33,781)	(48,832)	(70,148)
Free cash	$66,104	$10,203	$22,589	$76,307	$66,135

Our results for the fiscal quarters ended July 4, 2020 and April 4, 2020 represent the negative impact of the COVID-19 outbreak.  Our results for the fiscal quarter June 29, 2019 represent the effects of the normalization of demand that we began to experience in the fourth fiscal quarter of 2018 and accelerated through 2019 as supply, in general, caught up with demand, and customers, particularly distributors, significantly reduced their orders as they decreased their inventory.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

Our free cash results were significantly impacted by the payment of cash taxes related to the cash repatriated to the U.S. in the second fiscal quarters of 2020 and 2019 of $16.3 million and $20.5 million, respectively, and the installment payment of the U.S. transition tax of $14.8 million in the second fiscal quarter of 2019.  The 2020 installment payment of the U.S. transition tax was paid in July 2020, as permitted by the special payment relief granted by the Internal Revenue Service to all businesses in response to the COVID-19 outbreak.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2019 through the second fiscal quarter of 2020 (dollars in thousands):

	2nd Quarter 2019	3rd Quarter 2019	4th Quarter 2019	1st Quarter 2020	2nd Quarter 2020

Net revenues	$685,240	$628,329	$609,577	$612,841	$581,717

Gross profit margin(1)	25.5%	23.9%	22.2%	24.0%	22.5%

Operating margin(2)	11.6%	8.1%	4.0%	7.7%	7.0%

End-of-period backlog	$1,126,700	$935,400	$911,300	$1,005,200	$914,300

Book-to-bill ratio	0.69	0.72	0.94	1.17	0.82

Inventory turnover	4.3	4.1	4.3	4.2	3.9

Change in ASP vs. prior quarter	(0.9)%	(1.1)%	(0.8)%	(1.1)%	0.1%
_________________________________________
(1) Gross margin for the first and second fiscal quarters of 2020 includes $3.1 million and $0.9 million, respectively, of expenses directly related to the COVID-19 outbreak (see Note 2 to our consolidated condensed financial statements).
(2) Operating margin for the third and fourth fiscal quarters of 2019 and second fiscal quarter of 2020 includes $7.3 million, $16.9 million, and $0.7 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated condensed financial statements).  Operating margin for the first and second fiscal quarters of 2020 also includes in total $3.4 million and $0.2 million, respectively, of expenses directly related to the COVID-19 outbreak (see Note 2 to our consolidated condensed financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues decreased versus the prior fiscal quarter and the second fiscal quarter of 2019.  Revenues and orders were impacted by plant closures of our customers and the global economic slowdown caused by the COVID-19 outbreak.  The decreased orders decreased the book-to-bill ratio and the backlog.  Despite the decrease in revenues and orders, there is low pressure on average selling prices.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decreases are primarily volume-driven.

The book-to-bill ratio in the second fiscal quarter of 2020 decreased to 0.82 versus 1.17 in the first fiscal quarter of 2020.  The book-to-bill ratios in the second fiscal quarter of 2020 for distributors and original equipment manufacturers ("OEM") were 0.75 and 0.93, respectively, versus ratios of 1.30 and 1.04, respectively, during the first fiscal quarter of 2020.

For the third fiscal quarter of 2020, we anticipate revenues between $580 million and $620 million at a gross margin of 22.8% plus/minus 70 basis points, assuming a USD/EUR exchange rate of 0.87.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2019 through the second fiscal quarter of 2020 (dollars in thousands):

	2nd Quarter 2019	3rd Quarter 2019	4th Quarter 2019	1st Quarter 2020	2nd Quarter 2020
MOSFETs
Net revenues	$128,842	$126,747	$116,215	$116,893	$118,944

Book-to-bill ratio	0.54	0.54	0.94	1.12	0.97

Gross profit margin	24.8%	24.1%	23.7%	24.1%	22.7%

Segment operating margin	17.5%	16.6%	16.1%	16.0%	14.8%

Diodes
Net revenues	$142,042	$123,879	$123,382	$115,343	$124,187

Book-to-bill ratio	0.52	0.57	0.88	1.36	0.61

Gross profit margin	20.3%	17.1%	16.3%	16.9%	20.1%

Segment operating margin	16.9%	13.3%	12.6%	12.5%	16.0%

Optoelectronic Components
Net revenues	$60,675	$50,702	$51,047	$54,179	$49,130

Book-to-bill ratio	0.70	0.86	1.11	1.40	0.96

Gross profit margin	26.8%	21.5%	20.2%	26.9%	23.9%

Segment operating margin	19.8%	13.7%	12.7%	19.7%	16.2%

Resistors
Net revenues	$165,359	$155,119	$147,883	$159,208	$140,412

Book-to-bill ratio	0.81	0.82	0.95	1.05	0.73

Gross profit margin	28.3%	27.4%	23.5%	28.1%	23.2%

Segment operating margin	25.2%	23.8%	19.0%	24.4%	19.9%

Inductors
Net revenues	$77,024	$73,458	$76,520	$73,785	$65,185

Book-to-bill ratio	1.01	0.95	1.05	0.98	0.96

Gross profit margin	31.9%	31.9%	33.5%	31.2%	31.1%

Segment operating margin	28.3%	28.3%	30.3%	27.5%	27.2%

Capacitors
Net revenues	$111,298	$98,424	$94,530	$93,433	$83,859

Book-to-bill ratio	0.68	0.76	0.84	1.20	0.90

Gross profit margin	23.5%	22.0%	17.9%	21.8%	18.1%

Segment operating margin	19.0%	16.9%	12.3%	16.1%	12.5%

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

In the third fiscal quarter of 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.  We incurred restructuring expense of $24.9 million since the inception of the programs.  We incurred $0.7 million of restructuring expenses during the six fiscal months ended July 4, 2020.

The programs are primarily designed to reduce manufacturing fixed costs and selling, general, and administrative ("SG&A") costs company-wide, and provide management rejuvenation.  The programs in total are expected to lower costs by approximately $15 million annually when fully implemented, of which approximately 50% is expected to be realized as reduced manufacturing fixed costs and 50% is expected to be realized as reduced SG&A expenses.  The implementation of these programs will not impact planned research and development activities.  All individuals have been identified and such expected costs have been accrued.

We first solicited volunteers to accept a voluntary separation / early retirement offer, which was generally successful.  The voluntary separation benefits vary by country and job classification, but generally offer a cash loyalty bonus.  A limited number of involuntary terminations were necessary to achieve the cost reduction targets. All participants in the program are now identified.  We expect these cost reductions to be fully achieved by December 2020.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was slightly stronger during the second fiscal quarter and first six fiscal months of 2020 compared to the prior fiscal quarter and prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars slightly decreasing reported revenues and expenses versus the prior fiscal quarter and prior year periods.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold for the second fiscal quarter and first six fiscal months of 2020 have been slightly favorably impacted compared to the prior fiscal quarter and prior year periods by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2020	April 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Cost of products sold	77.5%	76.0%	74.5%	76.7%	73.0%
Gross profit	22.5%	24.0%	25.5%	23.3%	27.0%
Selling, general & administrative expenses	15.3%	16.3%	13.9%	15.8%	13.9%
Operating income	7.0%	7.7%	11.6%	7.4%	13.1%
Income before taxes and noncontrolling interest	5.1%	5.9%	10.3%	5.5%	11.9%
Net earnings attributable to Vishay stockholders	4.2%	4.4%	6.5%	4.3%	8.4%
________
Effective tax rate	16.3%	24.2%	36.9%	20.6%	29.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2020	April 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net revenues	$581,717	$612,841	$685,240	$1,194,558	$1,430,399

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 4, 2020		Six fiscal months ended July 4, 2020
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2020	$(31,124)	-5.1%
June 29, 2019	$(103,523)	-15.1%	$(235,841)	-16.5%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-5.2%	-12.7%	-13.9%
Change in average selling prices	0.1%	-2.7%	-2.8%
Foreign currency effects	0.0%	-0.5%	-0.7%
Other	0.0%	0.8%	0.9%
Net change	-5.1%	-15.1%	-16.5%

Net revenues for the fiscal quarter and six fiscal months ended July 4, 2020 have been negatively impacted by the COVID-19 outbreak.  The impact of COVID-19 in 2020 and the declining order rates experienced through 2019 result in decreased net revenues compared to the fiscal quarter and six fiscal months ended June 29, 2019.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended July 4, 2020 were 22.5%, versus 24.0% and 25.5%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the six fiscal months ended July 4, 2020 were 23.3%, versus 27.0% for the comparable prior year period.  The decrease versus the prior fiscal quarter and prior year periods is primarily due to decreased sales volume.  We were able to offset the negative impacts of inflation and average selling price decline and maintain our contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2020	April 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net revenues	$118,944	$116,893	$128,842	$235,837	$266,183
Gross profit margin	22.7%	24.1%	24.8%	23.4%	25.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 4, 2020		Six fiscal months ended July 4, 2020
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2020	$2,051	1.8%
June 29, 2019	$(9,898)	-7.7%	$(30,346)	-11.4%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	3.0%	-1.6%	-5.8%
Decrease in average selling prices	-1.3%	-6.0%	-5.9%
Foreign currency effects	0.0%	-0.3%	-0.4%
Other	0.1%	0.2%	0.7%
Net change	1.8%	-7.7%	-11.4%

The MOSFETs segment net revenues increased slightly versus the prior fiscal quarter, but decreased significantly versus the prior year periods.  The slight increase versus the prior fiscal quarter was the net result from a significant increase in revenues from distribution customers, which was almost fully offset by a significant decrease in revenues from automotive customers in the Europe and Americas regions.  The increased revenue from distribution customers is partially attributable to the re-opening of our main manufacturing facility in China after its temporary closure in the prior fiscal quarter due to the COVID-19 outbreak.  The decrease versus the prior year periods was experienced in all regions and sales channels with the exception of customers of our IC products in Asia, which increased significantly.

Gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower average selling prices, cost inflation, and lower production levels, partially offset by cost reduction measures.  The decrease versus the prior year periods is primarily due to lower volume and lower average selling prices, partially offset by cost reduction measures.

We experienced a slight decrease in average selling prices versus the prior fiscal quarter.  The reduced customer demand versus the prior year periods increased pricing pressure and resulted in significant decreases in average selling prices.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.

Diodes

Net revenues and gross profit margin of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2020	April 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net revenues	$124,187	$115,343	$142,042	$239,530	$309,882
Gross profit margin	20.1%	16.9%	20.3%	18.5%	23.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 4, 2020		Six fiscal months ended July 4, 2020
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2020	$8,844	7.7%
June 29, 2019	$(17,855)	-12.6%	$(70,352)	-22.7%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	6.5%	-8.9%	-19.3%
Change in average selling prices	0.9%	-3.9%	-4.7%
Foreign currency effects	-0.1%	-0.4%	-0.5%
Other	0.4%	0.6%	1.8%
Net change	7.7%	-12.6%	-22.7%

Net revenues of the Diodes segment increased significantly versus the prior fiscal quarter, but decreased significantly versus the prior year periods.  The increase versus the prior fiscal quarter was the net result from a significant increase in revenue from distribution customers, partially offset by a significant decrease in revenue from the Europe and Americas regions.  The increased revenue from distribution customers is partially attributable to the re-opening of our main manufacturing facility in China after its temporary closure in the prior fiscal quarter due to the COVID-19 outbreak.  The decrease versus the prior year quarter was the net result from a significant decrease in  revenues from all end customers except distribution customers in the Asia and Europe regions, which increased significantly.  The more significant decrease versus the prior year-to-date period was experienced in all regions and sales channels.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter was primarily due to increased sales volume, higher average selling prices, and a change in the impact of U.S. tariffs on goods imported from China.  The decrease versus the prior year quarter was the net result from lower average selling prices, decreased sales volume, and cost inflation, almost fully offset by lower U.S. tariffs duties and cost reduction measures.  The decrease versus the prior year-to-date period was the net result from decreased sales volume, lower average selling prices, and cost inflation, partially offset by lower U.S. tariffs duties and cost reduction measures.

Average selling prices increased slightly versus the prior fiscal quarter and decreased moderately versus the prior year periods.  A more favorable product mix versus the unfavorable product mix in the prior fiscal quarter partially due to the COVID-19 supply situation contributed to the increase in average selling prices versus the prior fiscal quarter.

Optoelectronic Components

Net revenues and gross profit margin of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2020	April 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net revenues	$49,130	$54,179	$60,675	$103,309	$121,237
Gross profit margin	23.9%	26.9%	26.8%	25.5%	26.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 4, 2020		Six fiscal months ended July 4, 2020
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2020	$(5,049)	-9.3%
June 29, 2019	$(11,545)	-19.0%	$(17,928)	-14.8%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-9.2%	-17.3%	-12.6%
Decrease in average selling prices	-0.3%	-2.1%	-2.2%
Foreign currency effects	0.2%	-0.3%	-0.7%
Other	0.0%	0.7%	0.7%
Net change	-9.3%	-19.0%	-14.8%

Net revenues of our Optoelectronic Components segment decreased significantly versus the prior fiscal quarter and the prior year periods.  The second fiscal quarter of 2020 was significantly impacted by government regulations in the Philippines and Malaysia due to the COVID-19 outbreak, which temporarily caused significant capacity loss of our main manufacturing facilities in these countries.  This resulted in significant revenue decreases in all regions and sales channels with the exception of Asian distributors, which increased significantly.

Gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decreases were the net result from decreased sales volume, lower average selling prices, and cost inflation, partially offset by cost reduction measures and an increase in inventory.

Average selling prices decreased slightly versus the prior fiscal quarter and prior year periods.

Resistors

Net revenues and gross profit margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2020	April 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net revenues	$140,412	$159,208	$165,359	$299,620	$354,190
Gross profit margin	23.2%	28.1%	28.3%	25.8%	30.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 4, 2020		Six fiscal months ended July 4, 2020
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2020	$(18,796)	-11.8%
June 29, 2019	$(24,947)	-15.1%	$(54,570)	-15.4%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-14.8%	-15.9%	-13.8%
Decrease in average selling prices	0.0%	-2.1%	-1.5%
Foreign currency effects	0.0%	-0.7%	-1.0%
Other	3.0%	3.6%	0.9%
Net change	-11.8%	-15.1%	-15.4%

Net revenues of the Resistors segment decreased significantly versus the prior fiscal quarter and prior year periods.  The decrease versus the prior fiscal quarter and prior year periods is primarily attributable to the Europe and Americas regions and industrial and automotive customers.  Distributor customers also contributed to the decrease versus the prior year periods.

The gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased sales volume, higher shipping costs, and inventory reductions.  The decrease versus the prior year periods is due to decreased sales volume, decreased average selling prices, labor and materials cost increases, and negative impact of exchange rates.  Fixed cost reductions partially offset the decreases versus the prior fiscal quarter and prior year periods.

Average selling prices decreased slightly versus the prior year periods.

Inductors

Net revenues and gross profit margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2020	April 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net revenues	$65,185	$73,785	$77,024	$138,970	$148,664
Gross profit margin	31.1%	31.2%	31.9%	31.1%	32.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarters ended July 4, 2020		Six fiscal months ended July 4, 2020
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2020	$(8,600)	-11.7%
June 29, 2019	$(11,839)	-15.4%	$(9,694)	-6.5%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-12.5%	-14.9%	-4.7%
Change in average selling prices	1.2%	-0.5%	-1.7%
Foreign currency effects	0.0%	-0.1%	-0.3%
Other	-0.4%	0.1%	0.2%
Net change	-11.7%	-15.4%	-6.5%

Net revenues of the Inductors segment decreased significantly versus the prior fiscal quarter and prior year periods.  The decrease versus the prior fiscal quarter and prior year periods is primarily due to the Europe and Americas regions and automotive and medical customers.

The gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decreases are primarily due to lower sales volume, partially offset by cost savings.

Average selling prices increased versus the prior fiscal quarter, but decreased versus the prior year periods.

We expect long-term growth in this segment, and are positioned to capitalize on future market upturns.

Capacitors

Net revenues and gross profit margin of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2020	April 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net revenues	$83,859	$93,433	$111,298	$177,292	$230,243
Gross profit margin	18.1%	21.8%	23.5%	20.1%	24.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 4, 2020		Six fiscal months ended July 4, 2020
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2020	$(9,574)	-10.2%
June 29, 2019	$(27,439)	-24.7%	$(52,951)	-23.0%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-10.6%	-24.8%	-22.9%
Increase in average selling prices	0.1%	0.8%	1.0%
Foreign currency effects	-0.2%	-0.6%	-0.9%
Other	0.5%	-0.1%	-0.2%
Net change	-10.2%	-24.7%	-23.0%

Net revenues of the Capacitors segment decreased significantly versus the prior fiscal quarter and prior year periods.  Net revenues decreased versus the prior fiscal quarter primarily in the Europe and Americas regions and industrial and automotive customers.  The decrease in net revenues versus the prior year periods is due to all regions and primarily distributor, automotive, and industrial customers.

The gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decreases are primarily due to lower sales volume, partially offset by cost savings and increased selling prices.  Higher shipping costs also contributed to the decrease versus the prior year periods.

Despite the significantly lower sales volume, average selling prices increased slightly versus the prior fiscal quarter and prior year periods primarily due to increased prices for certain materials that were passed through to our customers.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2020	April 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Total SG&A expenses	$89,127	$99,832	$95,112	$188,959	$198,536
as a percentage of revenues	15.3%	16.3%	13.9%	15.8%	13.9%

SG&A expenses for the fiscal quarters ended July 4, 2020 and April 4, 2020 include $(0.7) million and $0.3 million, respectively of incremental net costs (benefits) separable from normal operations directly attributable to the COVID-19 outbreak.  SG&A expenses decreased versus the prior fiscal quarter primarily due to reduced incentive compensation, COVID-19 subsidies received, and reduced travel and other discretionary spending due to the COVID-19 outbreak.

Other Income (Expense)

Interest expense for the fiscal quarter ended July 4, 2020 decreased $0.1 million versus the fiscal quarter ended April 4, 2020, but increased $0.2 million versus the fiscal quarter ended June 29, 2019.  Interest expense for the six fiscal months ended July 4, 2020 increased by $0.4 million versus the six fiscal months ended June 29, 2019.  The decrease versus the fiscal quarter ended April 4, 2020 is primarily due to the lower interest rate environment due to the COVID-19 outbreak and repurchases of convertible senior notes.  The increase versus the prior year periods are primarily due to borrowings on the revolving credit facility, partially offset by reduced interest expense on the convertible senior debentures as a result of  repurchases in 2019 and 2020.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	July 4, 2020	June 29, 2019	Change
Foreign exchange gain (loss)	$(1,183)	$(481)	$(702)
Interest income	956	2,147	(1,191)
Other components of net periodic pension expense	(3,063)	(3,367)	304
Investment income (expense)	1,806	1,399	407
Other	-	(95)	95
	$(1,484)	$(397)	$(1,087)

	Fiscal quarters ended
	July 4, 2020	April 4, 2020	Change
Foreign exchange gain (loss)	$(1,183)	$1,864	$(3,047)
Interest income	956	1,854	(898)
Other components of net periodic pension expense	(3,063)	(3,068)	5
Investment income (expense)	1,806	(437)	2,243
Other	-	(15)	15
	$(1,484)	$198	$(1,682)

	Six fiscal months ended
	July 4, 2020	June 29, 2019	Change
Foreign exchange gain (loss)	$681	$(951)	$1,632
Interest income	2,810	4,346	(1,536)
Other components of net periodic pension expense	(6,131)	(6,763)	632
Investment income (expense)	1,369	4,989	(3,620)
Other	(15)	(106)	91
	$(1,286)	$1,515	$(2,801)

Income Taxes

For the fiscal quarter ended July 4, 2020, our effective tax rate was 16.3%, as compared to 24.2% and 36.9% for the fiscal quarters ended April 4, 2020 and June 29, 2019, respectively.  For the six fiscal months ended July 4, 2020, our effective tax rate was 20.6%, as compared to 29.5% for the six fiscal months ended June 29, 2019.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each fiscal quarter presented.

During the second fiscal quarter of 2020, we repatriated $104.1 million to the United States, and paid withholding and foreign taxes of $16.3 million.

The effective tax rates for the six fiscal months ended July 4, 2020 and June 29, 2019 were impacted by the effect of the repurchase of convertible debentures.  We recognized tax benefits of $1.3 million in both the six fiscal months ended July 4, 2020 and June 29, 2019, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the convertible debentures.

During the six fiscal months ended July 4, 2020, the liabilities for unrecognized tax benefits decreased by $3.4 million on a net basis, primarily due to settlement of an audit and the expiration of a statute, partially offset by accruals for current year tax positions and interest.

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

During the second fiscal quarter of 2020, we repatriated $104.1 million to the United States, and paid cash taxes of $16.3 million related to the repatriations.  During 2019, we repatriated $188.7 million to the United States, and paid cash taxes of $38.8 million related to the repatriations.  The payments of these cash taxes were recorded as operating cash flows and any future cash taxes associated with the TCJA transition tax and related foreign taxes on repatriated cash will generally be recorded as operating cash flows.  The payment of these cash taxes significantly impacted cash flows from operations and free cash for the six fiscal months ended July 4, 2020 and the year ended December 31, 2019.  We expect our business to continue to be a reliable generator of free cash, partially offset by such tax payments.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

The $104.1 million repatriation in the second fiscal quarter of 2020 completes our cash repatriation program that we initiated in response to the TCJA.  We continue to evaluate the TCJA's provisions and may further adjust our financial and capital structure and business practices accordingly.

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

At July 4, 2020, we had no amounts outstanding on our revolving credit facility.  We had no amounts outstanding at December 31, 2019.  We borrowed and repaid $182 million on the revolving credit facility during the six fiscal months ended July 4, 2020.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $35.5 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $61 million during the six fiscal months ended July 4, 2020.

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

We were in compliance with all financial covenants under the credit facility at July 4, 2020.  Our interest coverage ratio and leverage ratio were 13.37 to 1 and 1.49 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the usable capacity on the revolving credit facility is approximately $622 million.

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

Borrowings under the credit facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on our leverage ratio.  Based on our current leverage ratio, any new borrowings will bear interest at LIBOR plus 1.50%.  The interest rate on any borrowings increases to LIBOR plus 1.75% if our leverage ratio is between 1.50 to 1 and 2.50 to 1 and further increases to 2.00% if our leverage ratio equals or exceeds 2.50 to 1.

We also pay a commitment fee, also based on its leverage ratio, on undrawn amounts.   The undrawn commitment fee, based on Vishay's current leverage ratio, is 0.25% per annum.  Such undrawn commitment fee increases to 0.30% per annum if our leverage ratio is between 1.50 to 1 and 2.50 to 1 and further increases to 0.35% per annum if our leverage ratio equals or exceeds 2.50 to 1.

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

During the second fiscal quarter of 2020, we repurchased $75.8 million principal amount of convertible senior notes due 2025 for $70.7 million.  During the first fiscal quarter of 2020, we repurchased $14.3 million principal amount of convertible senior debentures due 2041 for $19.8 million.  We initially borrowed from our revolving credit facility to fund the repurchases, and then repaid all such amounts upon the completion of the cash repatriation plan.  Such transactions provide us more flexibility to adjust our debt levels if necessary.

As of July 4, 2020, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect to fund any future repurchases of convertible debt instruments, as well as other obligations required to be paid by the U.S. parent company, Vishay Intertechnology, Inc., including cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments by borrowing under our revolving credit facility.  Our U.S. subsidiaries also have operating cash needs.

Management expects to use the credit facility from time-to-time to meet certain short-term financing needs.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans.  Additional acquisition activity, share repurchases, convertible debt repurchases, or conversion of our convertible debentures may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before 2025 and our revolving credit facility expires in June 2024.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 0.26% due to the low interest rate environment in Europe and the U.S.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The amount of short-term investments at July 4, 2020 is lower than normal due to completed cash repatriation activity.

The following table summarizes the components of net cash and short-term investments (debt) at July 4, 2020 and December 31, 2019 (in thousands):

	July 4, 2020	December 31, 2019

Credit facility	$-	$-
Convertible senior notes, due 2025*	451,169	509,128
Convertible senior debentures, due 2040*	128	126
Convertible senior debentures, due 2041*	1,058	6,677
Deferred financing costs	(13,861)	(16,784)
Total debt	438,494	499,147

Cash and cash equivalents	599,930	694,133
Short-term investments	157,246	108,822

Net cash and short-term investments (debt)	$318,682	$303,808

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

Our financial condition as of July 4, 2020 continued to be strong, with a current ratio (current assets to current liabilities) of 3.2 to 1, as compared to 3.3 to 1 as of December 31, 2019.  The decrease is primarily due to the decrease in cash and accounts receivable.  Our ratio of total debt to Vishay stockholders' equity was 0.29 to 1 at July 4, 2020, as compared to 0.34 to 1 at December 31, 2019.  The decrease in the ratio is primarily due to repurchases of convertible debt instruments.

Cash flows provided by operating activities were $124.9 million for the six fiscal months ended July 4, 2020, as compared to cash flows provided by operations of $135.8 million for the six fiscal months ended June 29, 2019.

Cash paid for property and equipment for the six fiscal months ended July 4, 2020 was $48.8 million, as compared to $70.1 million for the six fiscal months ended June 29, 2019. We expect capital spending of approximately $110 million in 2020, in accordance with requirements of our markets.

Cash paid for dividends to our common and Class B common stockholders totalled $27.5 million and $26.0 million for the six fiscal months ended July 4, 2020 and June 29, 2019, respectively.  We expect dividend payments in 2020 to total approximately $55.0 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 14, 2020, includes a table of contractual commitments.  Except as described below, there were no material changes to these commitments during the six fiscal months ended July 4, 2020.

The following tables disclose material changes in contractual commitments during the six fiscal months ended July 4, 2020.  The tables represent our long-term debt obligations and expected cash requirements for interest as of July 4, 2020 and December 31, 2019, reflecting the repurchase of convertible senior notes due 2025 and convertible senior debentures due 2041.

As of July 4, 2020 (in thousands):

		Payments due by period
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond

Long-term debt (1)	527,170	-	-	-	527,170
Interest payments on long-term debt (2)	67,232	6,868	27,473	26,405	6,486

(1) Excludes unamortized debt discount associated with our convertible senior notes due 2025 and our convertible senior debentures due 2040 and due 2041.
(2) Excludes the non-cash interest expense related to the amortization of the discount associated with our convertible senior notes due 2025 and our convertible senior debentures due 2040 and due 2041.

As of December 31, 2019 (in thousands):

		Payments due by period
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond

Long-term debt (1)	617,190	-	-	-	617,190
Interest payments on long-term debt (2)	90,260	15,762	31,524	30,456	12,518

(1) Excludes unamortized debt discount associated with our convertible senior notes due 2025 and our convertible senior debentures due 2040 and due 2041.
(2) Excludes the non-cash interest expense related to the amortization of the discount associated with our convertible senior notes due 2025 and our convertible senior debentures due 2040 and due 2041.

We do not participate in nor have we created any off-balance sheet variable interest entities or other off-balance sheet financing.

Dividends

In 2014, our Board of Directors approved the initiation of a quarterly cash dividend program.  Quarterly cash dividends have been paid in each quarter since the first fiscal quarter of 2014.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended April 4, 2020	$13,741	March
Three fiscal months ended July 4, 2020	13,743	June

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected.  Among the factors that could cause actual results to materially differ include: general business and economic conditions; delays or difficulties in implementing our cost reduction strategies; delays or difficulties in expanding our manufacturing capacities; manufacturing or supply chain interruptions or changes in customer demand because of COVID-19; an inability to attract and retain highly qualified personnel; changes in foreign currency exchange rates; uncertainty related to the effects of changes in foreign currency exchange rates; competition and technological changes in our industries; difficulties in new product development; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses; changes in applicable domestic and foreign tax regulations and uncertainty regarding the same; changes in U.S. and foreign trade regulations and tariffs and uncertainty regarding the same; changes in applicable accounting standards and other factors affecting our operations, markets, capacity to meet demand, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020 and Item 1 of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2020, filed with the SEC on May 12, 2020 describe certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

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

The potential risks and effects of the COVID-19 outbreak and economic crisis, including potential global or regional recessions or depressions, that could have an adverse effect on our business include, but are not limited to:

•	Adverse impact on our customers and supply channels;
•	Decrease in sales, product demand and pricing and unfavorable economic and market conditions;
•	Increased costs, including higher shipping costs due to reduced shipping capacity;
•	Restrictions on our manufacturing, support operations or workforce, or similar limitations for our customers, vendors, and suppliers, that could limit our ability to meet customer demand;
•	Potential increased credit risk if customers, distributors, and resellers are unable to pay us, or must delay paying their obligations to us;
•	Restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures could result in delays;
•	Impact on our workforce/employees due to the ease with which the virus spreads and the current shelter-in-place orders; and
•	Cybersecurity risks as a result of extended periods of remote work arrangements.

Such effects could result in us being required to record impairment charges related to our property and equipment, intangible assets, or goodwill.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Amendment to Employment Agreement between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal dated May 20, 2020.
10.2	Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster dated May 20, 2020.
10.3	Employment Agreement between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock dated May 20, 2020.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 4, 2020, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  August 4, 2020