Form 10-Q
period 2020-10-03
VISHAY INTERTECHNOLOGY INC
filed 2020-11-03
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           October 3, 2020

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
☐ Yes  ☒ No

As of October 30, 2020 the registrant had 132,560,749 shares of its common stock and 12,097,409 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
October 3, 2020

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	October 3, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$682,422	$694,133
Short-term investments	29,538	108,822
Accounts receivable, net	342,691	328,187
Inventories:
Finished goods	119,221	122,466
Work in process	197,806	187,354
Raw materials	123,176	121,860
Total inventories	440,203	431,680

Prepaid expenses and other current assets	120,490	141,294
Total current assets	1,615,344	1,704,116

Property and equipment, at cost:
Land	75,335	75,011
Buildings and improvements	619,228	585,064
Machinery and equipment	2,678,629	2,606,355
Construction in progress	78,059	110,722
Allowance for depreciation	(2,534,027)	(2,425,627)
Property and equipment, net	917,224	951,525

Right of use assets	103,235	93,162

Goodwill	157,406	150,642

Other intangible assets, net	67,839	60,659

Other assets	172,785	160,671
Total assets	$3,033,833	$3,120,775

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	October 3, 2020	December 31, 2019
	(Unaudited)
Liabilities, temporary equity, and equity
Current liabilities:
Notes payable to banks	$4	$2
Trade accounts payable	159,016	173,915
Payroll and related expenses	130,252	122,100
Lease liabilities	21,924	20,217
Other accrued expenses	169,379	186,463
Income taxes	22,699	17,731
Total current liabilities	503,274	520,428

Long-term debt less current portion	392,290	499,147
U.S. transition tax payable	125,438	140,196
Deferred income taxes	8,670	22,021
Long-term lease liabilities	86,043	78,511
Other liabilities	101,191	100,207
Accrued pension and other postretirement costs	277,758	272,402
Total liabilities	1,494,664	1,632,912

Redeemable convertible debentures	-	174

Equity:
Vishay stockholders' equity
Common stock	13,256	13,235
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,410,335	1,425,170
Retained earnings	115,184	72,180
Accumulated other comprehensive income (loss)	(3,340)	(26,646)
Total Vishay stockholders' equity	1,536,645	1,485,149
Noncontrolling interests	2,524	2,540
Total equity	1,539,169	1,487,689
Total liabilities, temporary equity, and equity	$3,033,833	$3,120,775

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	October 3, 2020	September 28, 2019

Net revenues	$640,160	$628,329
Costs of products sold	488,451	478,250
Gross profit	151,709	150,079

Selling, general, and administrative expenses	90,219	91,796
Restructuring and severance costs	-	7,255
Operating income	61,490	51,028

Other income (expense):
Interest expense	(7,414)	(8,564)
Other	(4,898)	1,718
Loss on early extinguishment of debt	(3,454)	-
Total other income (expense)	(15,766)	(6,846)

Income before taxes	45,724	44,182

Income tax expense	12,063	13,917

Net earnings	33,661	30,265

Less: net earnings attributable to noncontrolling interests	177	227

Net earnings attributable to Vishay stockholders	$33,484	$30,038

Basic earnings per share attributable to Vishay stockholders	$0.23	$0.21

Diluted earnings per share attributable to Vishay stockholders	$0.23	$0.21

Weighted average shares outstanding - basic	144,854	144,628

Weighted average shares outstanding - diluted	145,197	145,027

Cash dividends per share	$0.095	$0.095

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	October 3, 2020	September 28, 2019

Net earnings	$33,661	$30,265

Other comprehensive income, net of tax

Pension and other post-retirement actuarial items	1,886	1,368

Foreign currency translation adjustment	21,100	(23,004)

Other comprehensive income	22,986	(21,636)

Comprehensive income	56,647	8,629

Less: comprehensive income attributable to noncontrolling interests	177	227

Comprehensive income attributable to Vishay stockholders	$56,470	$8,402

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 3, 2020	September 28, 2019

Net revenues	$1,834,718	$2,058,728
Costs of products sold	1,405,099	1,522,889
Gross profit	429,619	535,839

Selling, general, and administrative expenses	279,178	290,332
Restructuring and severance costs	743	7,255
Operating income	149,698	238,252

Other income (expense):
Interest expense	(24,396)	(25,160)
Other	(6,184)	3,233
Loss on early extinguishment of debt	(7,520)	(1,307)
Total other income (expense)	(38,100)	(23,234)

Income before taxes	111,598	215,018

Income tax expense	25,658	64,377

Net earnings	85,940	150,641

Less: net earnings attributable to noncontrolling interests	584	667

Net earnings attributable to Vishay stockholders	$85,356	$149,974

Basic earnings per share attributable to Vishay stockholders	$0.59	$1.04

Diluted earnings per share attributable to Vishay stockholders	$0.59	$1.03

Weighted average shares outstanding - basic	144,831	144,602

Weighted average shares outstanding - diluted	145,221	145,114

Cash dividends per share	$0.285	$0.275

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	October 3, 2020	September 28, 2019

Net earnings	$85,940	$150,641

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	5,247	4,448

Foreign currency translation adjustment	18,059	(25,609)

Other comprehensive income	23,306	(21,161)

Comprehensive income	109,246	129,480

Less: comprehensive income attributable to noncontrolling interests	584	667

Comprehensive income attributable to Vishay stockholders	$108,662	$128,813

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 3, 2020	September 28, 2019

Operating activities
Net earnings	$85,940	$150,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	123,776	122,302
(Gain) loss on disposal of property and equipment	257	(168)
Accretion of interest on convertible debt instruments	10,232	10,558
Inventory write-offs for obsolescence	17,891	19,214
Deferred income taxes	(1,142)	(4,481)
Loss on extinguishment of debt	7,520	1,307
Other	3,188	9,029
Change in U.S. transition tax liability	(14,757)	(14,757)
Change in repatriation tax liability	(16,258)	(38,814)
Net change in operating assets and liabilities, net of effects of businesses acquired	(27,408)	(42,810)
Net cash provided by operating activities	189,239	212,021

Investing activities
Capital expenditures	(70,801)	(100,267)
Proceeds from sale of property and equipment	293	486
Purchase of businesses, net of cash received	(25,852)	(11,862)
Purchase of short-term investments	(157,177)	(59,440)
Maturity of short-term investments	241,016	79,765
Other investing activities	(529)	4,021
Net cash used in investing activities	(13,050)	(87,297)

Financing activities
Issuance costs	-	(5,394)
Repurchase of convertible debt instruments	(148,177)	(22,695)
Net changes in short-term borrowings	(110)	(12)
Dividends paid to common stockholders	(37,779)	(36,396)
Dividends paid to Class B common stockholders	(3,448)	(3,327)
Distributions to noncontrolling interests	(600)	(600)
Cash withholding taxes paid when shares withheld for vested equity awards	(2,016)	(2,708)
Net cash used in financing activities	(192,130)	(71,132)
Effect of exchange rate changes on cash and cash equivalents	4,230	(8,141)

Net increase (decrease) in cash and cash equivalents	(11,711)	45,451

Cash and cash equivalents at beginning of period	694,133	686,032
Cash and cash equivalents at end of period	$682,422	$731,483

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$13,212	$1,210	$1,436,011	$(61,258)	$(6,791)	$1,382,384	$2,286	$1,384,670
Cumulative effect of accounting change for adoption of ASU 2016-02	-	-	-	23,013	-	23,013	-	23,013
Net earnings	-	-	-	75,459	-	75,459	182	75,641
Other comprehensive income	-	-	-	-	(8,532)	(8,532)	-	(8,532)
Conversion of Class B shares (18 shares)	-	-	-	-	-	-	-	-
Temporary equity reclassification	-	-	3	-	-	3	-	3
Issuance of stock and related tax withholdings for vested restricted stock units (220,718 shares)	22	-	(2,681)	-	-	(2,659)	-	(2,659)
Dividends declared ($0.085 per share)	-	-	15	(12,292)	-	(12,277)	-	(12,277)
Stock compensation expense	-	-	3,536	-	-	3,536	-	3,536
Repurchase of convertible debentures due 2040 and due 2042	-	-	(11,783)	-	-	(11,783)	-	(11,783)
Balance at March 30, 2019	$13,234	$1,210	$1,425,101	$24,922	$(15,323)	$1,449,144	$2,468	$1,451,612
Net earnings	-	-	-	44,477	-	44,477	258	44,735
Other comprehensive income	-	-	-	-	9,007	9,007	-	9,007
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Temporary equity reclassification	-	-	206	-	-	206	-	206
Issuance of stock and related tax withholdings for vested restricted stock units (9,906 shares)	1	-	(50)	-	-	(49)	-	(49)
Dividends declared ($0.095 per share)	-	-	17	(13,740)	-	(13,723)	-	(13,723)
Stock compensation expense	-	-	890	-	-	890	-	890
Balance at June 29, 2019	$13,235	$1,210	$1,426,164	$55,659	$(6,316)	$1,489,952	$2,126	$1,492,078
Net earnings	-	-	-	30,038	-	30,038	227	30,265
Other comprehensive income	-	-	-	-	(21,636)	(21,636)	-	(21,636)
Dividends declared ($0.095 per share)	-	-	18	(13,741)	-	(13,723)	-	(13,723)
Stock compensation expense	-	-	867	-	-	867	-	867
Balance at September 28, 2019	$13,235	$1,210	$1,427,049	$71,956	$(27,952)	$1,485,498	$2,353	$1,487,851

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity (continued)
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$13,235	$1,210	$1,425,170	$72,180	$(26,646)	$1,485,149	$2,540	$1,487,689
Cumulative effect of accounting change for adoption of ASU 2016-13 (see Note 1)	-	-	-	(1,070)	-	(1,070)	-	(1,070)
Net earnings	-	-	-	27,219	-	27,219	165	27,384
Other comprehensive income	-	-	-	-	(21,528)	(21,528)	-	(21,528)
Temporary equity reclassification	-	-	174	-	-	174	-	174
Issuance of stock and related tax withholdings for vested restricted stock units (199,251 shares)	20	-	(2,011)	-	-	(1,991)	-	(1,991)
Dividends declared ($0.095 per share)	-	-	18	(13,759)	-	(13,741)	-	(13,741)
Stock compensation expense	-	-	2,998	-	-	2,998	-	2,998
Repurchase of convertible senior debentures due 2041	-	-	(10,089)	-	-	(10,089)	-	(10,089)
Balance at April 4, 2020	$13,255	$1,210	$1,416,260	$84,570	$(48,174)	$1,467,121	$2,705	$1,469,826
Net earnings	-	-	-	24,653	-	24,653	242	24,895
Other comprehensive income	-	-	-	-	21,848	21,848	-	21,848
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Issuance of stock and related tax withholdings for vested restricted stock units (13,141 shares)	1	-	(26)	-	-	(25)	-	(25)
Dividends declared ($0.095 per share)	-	-	18	(13,761)	-	(13,743)	-	(13,743)
Stock compensation expense	-	-	875	-	-	875	-	875
Repurchase of convertible senior notes due 2025	-	-	(4,352)	-	-	(4,352)	-	(4,352)
Balance at July 4, 2020	$13,256	$1,210	$1,412,775	$95,462	$(26,326)	$1,496,377	$2,347	$1,498,724
Net earnings	-	-	-	33,484	-	33,484	177	33,661
Other comprehensive income	-	-	-	-	22,986	22,986	-	22,986
Dividends declared ($0.095 per share)	-	-	19	(13,762)	-	(13,743)	-	(13,743)
Stock compensation expense	-	-	732	-	-	732	-	732
Repurchase of convertible senior notes due 2025	-	-	(3,191)	-	-	(3,191)	-	(3,191)
Balance at October 3, 2020	$13,256	$1,210	$1,410,335	$115,184	$(3,340)	$1,536,645	$2,524	$1,539,169

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The results of operations for the fiscal quarter and nine fiscal months ended October 3, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Accounting Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.  The ASU simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible debt instruments.  The ASU  reduces the number of accounting models available for convertible debt instruments, requires the use of the if-converted method for the calculation of diluted earnings per share for convertible debt instruments, and increases disclosure requirements.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2022, with the ability to early adopt for interim and annual periods beginning on or after January 1, 2021.  The Company is currently evaluating the effect of the ASU on its convertible debt instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 – Impact of Coronavirus Outbreak

The Company's operations have been impacted by the coronavirus ("COVID-19") outbreak.  Some manufacturing facilities were temporarily closed and some are operating at levels less than full capacity.  The Company has incurred incremental costs separable from normal operations that are directly related to the outbreak and containment efforts, primarily wages paid to manufacturing employees during government-mandated shut-downs, additional wages and hardship allowances for working during lockdown periods, additional costs of cleaning and disinfecting facilities, costs of additional safety equipment for employees, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  The net impact of the costs and subsidies are reported as cost of products sold ($242 and $4,295) and selling, general, and administrative benefits of ($441 and $871) based on employee function on the consolidated condensed statements of operations for the fiscal quarter and nine fiscal months ended October 3, 2020, respectively.

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

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	October 3, 2020	December 31, 2019
Right of use assets
Operating Leases
Buildings and improvements	$98,227	$87,689
Machinery and equipment	5,008	5,473
Total	$103,235	$93,162
Current lease liabilities
Operating Leases
Buildings and improvements	$19,237	$17,410
Machinery and equipment	2,687	2,807
Total	$21,924	$20,217
Long-term lease liabilities
Operating Leases
Buildings and improvements	$83,742	$75,877
Machinery and equipment	2,301	2,634
Total	$86,043	$78,511
Total lease liabilities	$107,967	$98,728

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Lease expense
Operating lease expense	$5,898	$5,557	$17,310	$16,720
Short-term lease expense	260	361	679	2,013
Variable lease expense	11	9	40	30
Total lease expense	$6,169	$5,927	$18,029	$18,763

The Company paid $18,703 and $16,023 for its operating leases in the nine fiscal months ended October 3, 2020 and September 28, 2019, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.9 years and the weighted-average discount rate is 5.9% as of October 3, 2020.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

October 3, 2020
2020 (excluding the nine fiscal months ended October 3, 2020)	$5,770
2021	21,720
2022	18,320
2023	15,020
2024	13,728
Thereafter	65,738

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

On October 1, 2020, the Company acquired the worldwide business and substantially all of the U.S. assets of Applied Thin-Film Products, a California-based, privately-held manufacturer of custom, build-to-print thin film substrates for the microwave, fiber optic, and life science industries.  Concurrently, a Chinese subsidiary of Applied Thin-Film Products entered into an agreement to sell certain inventory and equipment to a subsidiary of Vishay for approximately $350 at a later date.  The total acquisition price was $25,852, subject to customary post-closing adjustments.  Based on its preliminary estimate of their fair values, the Company allocated $10,800 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary estimation of their fair values at the date of acquisition, the Company recorded goodwill of $6,309 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors segment since October 1, 2020.  The inclusion of this acquisition did not have a material impact on the Company's consolidated results for the fiscal quarter and nine fiscal months ended October 3, 2020.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.  The purchase price allocation is preliminary pending finalization of a working capital adjustment.

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
The following table summarizes the activity to date related to this program:

Expense recorded in 2019	$24,139
Cash paid	(1,330)
Foreign currency translation	35
Balance at December 31, 2019	$22,844
Expense recorded in 2020	743
Cash paid	(8,422)
Foreign currency translation	655
Balance at October 3, 2020	$15,820

The payment terms vary by country, but generally are paid in a lump sum at cessation of employment.  The current portion of the liability is $12,425 and is included in other accrued expenses on the consolidated condensed balance sheet.  The non-current portion of the liability is $3,395 and is included in other liabilities on the consolidated condensed balance sheet.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended October 3, 2020 and September 28, 2019 reflect the Company’s expected tax rate on reported income from continuing operations before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the second fiscal quarter of 2020, the Company repatriated $104,091 to the United States, and paid withholding and foreign taxes of $16,258, which completes the cash repatriation program that the Company initiated in 2017 in response to the Tax Cuts and Jobs Act enacted in the United States.  Substantially all of these amounts were used to repay certain indebtedness.

The Company repurchased a portion of outstanding convertible notes and debentures in the fiscal quarter and nine fiscal months ended October 3, 2020 (see Note 7).  The Company recognized tax benefits on the pre-tax loss on early extinguishment of debt.  The Company also recognized tax benefits of $1,346 in the nine fiscal months ended October 3, 2020, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the extinguished debentures.

During the nine fiscal months ended October 3, 2020, the liabilities for unrecognized tax benefits decreased by $2,621 on a net basis, primarily due to settlement of an audit and the expiration of a statute, partially offset by accruals for current year tax positions and interest.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	October 3, 2020	December 31, 2019

Credit facility	$-	$-
Convertible senior notes, due 2025	403,345	509,128
Convertible senior debentures, due 2040	129	126
Convertible senior debentures, due 2041	1,065	6,677
Deferred financing costs	(12,249)	(16,784)
	392,290	499,147
Less current portion	-	-
	$392,290	$499,147

The following table summarizes some key facts and terms regarding the outstanding convertible debt instruments as of October 3, 2020:

	Convertible Senior Notes Due 2025	Convertible Senior Debentures Due 2040	Convertible Senior Debentures Due 2041
Issuance date	June 12, 2018	November 9, 2010	May 13, 2011
Maturity date	June 15, 2025	November 15, 2040	May 15, 2041
Principal amount as of October 3, 2020	$465,344	$300	$2,640
Cash coupon rate (per annum)	2.25%	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%	8.00%	8.375%
Conversion rate effective September 10, 2020 (per $1 principal amount)	31.8674	81.4200	59.4161
Effective conversion price effective September 10, 2020 (per share)	$31.38	$12.28	$16.83
130% of the conversion price (per share)	$40.79	$15.96	$21.88
Call date	n/a	November 20, 2020	May 20, 2021

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The carrying values of the liability and equity components of the convertible debt instruments are reflected in the Company’s consolidated condensed balance sheets as follows:

	Principal amount of the debt instruments	Unamortized discount	Carrying value of liability component	Equity component (including temporary equity) -net carrying value
October 3, 2020
Convertible senior notes due 2025	$465,344	(61,999)	$403,345	$66,127
Convertible senior debentures due 2040 and due 2041	$2,940	(1,746)	$1,194	$1,216
Total	$468,284	$(63,745)	$404,539	$67,343

December 31, 2019
Convertible senior notes due 2025	$600,000	(90,872)	$509,128	$85,262
Convertible senior debentures due 2040 and due 2041	$17,190	(10,387)	$6,803	$7,129
Total	$617,190	$(101,259)	$515,931	$92,391

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

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debt instruments
October 3, 2020
Convertible senior notes due 2025	$2,839	3,099	382	$6,320
Convertible senior debentures	$16	8	-	$24
Total	$2,855	$3,107	$382	$6,344

September 28, 2019
Convertible senior notes due 2025	$3,375	3,520	454	$7,349
Convertible senior debentures	$118	53	(8)	$163
Total	$3,493	$3,573	$446	$7,512

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the nine fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debt instruments
October 3, 2020
Convertible senior notes due 2025	$9,480	10,195	1,271	$20,946
Convertible senior debentures	$76	37	-	$113
Total	$9,556	$10,232	$1,271	$21,059

September 28, 2019
Convertible senior notes due 2025	$10,125	10,388	1,362	$21,875
Convertible senior debentures	$385	170	(26)	$529
Total	$10,510	$10,558	$1,336	$22,404

Other non-cash interest expense includes amortization of deferred financing costs and changes in the value of embedded derivative liabilities.

The Company used cash to repurchase $58,886 and $134,656 principal amount of convertible senior notes due 2025 in the fiscal quarter and nine fiscal months ending October 3, 2020, respectively.  The net carrying value of the debentures repurchased was $50,922 and $115,978, respectively.  In accordance with the authoritative accounting guidance for convertible debt, the aggregate repurchase payments in the fiscal quarter and nine fiscal months ending October 3, 2020 of $57,652 and $128,328, respectively, were allocated between the liability ($53,531 and $118,587, respectively) and equity ($4,121 and $9,741, respectively) components of the convertible notes, using the Company's nonconvertible debt borrowing rate at the time of the repurchases.  As a result, the Company recognized losses on extinguishment of convertible notes of $3,454 and $4,600, including the write-off of unamortized debt issuance costs in the fiscal quarter and nine fiscal months ended October 3, 2020, respectively.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Beginning balance	$39,432	$44,382	$40,508	$42,663
Sales allowances	22,190	26,403	64,046	83,517
Credits issued	(27,610)	(34,937)	(70,583)	(90,269)
Foreign currency	534	(449)	575	(512)
Ending balance	$34,546	$35,399	$34,546	$35,399

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2020	$(68,020)	$41,374	$(26,646)
Other comprehensive income before reclassifications	-	18,059	$18,059
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	18,059	$18,059
Amounts reclassified out of AOCI	6,835	-	$6,835
Tax effect	(1,588)	-	$(1,588)
Amounts reclassified out of AOCI, net of tax	5,247	-	$5,247
Net other comprehensive income	$5,247	$18,059	$23,306
Balance at October 3, 2020	$(62,773)	$59,433	$(3,340)

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  See Note 10 for further information.

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2020 and 2019 for the Company’s defined benefit pension plans:

	Fiscal quarter ended October 3, 2020		Fiscal quarter ended September 28, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,115	$-	$841
Interest cost	342	961	424	1,271
Expected return on plan assets	-	(504)	-	(483)
Amortization of prior service cost	36	31	36	49
Amortization of losses	298	1,671	118	1,332
Curtailment and settlement losses	-	317	-	499
Net periodic benefit cost	$676	$3,591	$578	$3,509

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 3, 2020 and September 28, 2019 for the Company’s defined benefit pension plans:

	Nine fiscal months ended October 3, 2020		Nine fiscal months ended September 28, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$3,260	$-	$2,538
Interest cost	1,025	2,804	1,272	3,843
Expected return on plan assets	-	(1,490)	-	(1,462)
Amortization of prior service cost	108	91	108	150
Amortization of losses	893	4,851	354	4,035
Curtailment and settlement losses	-	777	-	1,504
Net periodic benefit cost	$2,026	$10,293	$1,734	$10,608

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2020 and 2019 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended October 3, 2020		Fiscal quarter ended September 28, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$28	$73	$36	$71
Interest cost	59	16	77	30
Amortization of losses (gains)	7	33	(32)	27
Net periodic benefit cost	$94	$122	$81	$128

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 3, 2020 and September 28, 2019 for the Company’s other postretirement benefit plans:

	Nine fiscal months ended October 3, 2020		Nine fiscal months ended September 28, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$84	$210	$106	$215
Interest cost	177	47	232	90
Amortization of losses (gains)	20	95	(96)	81
Net periodic benefit cost	$281	$352	$242	$386

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Stock-Based Compensation

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019

Restricted stock units	$732	$867	$4,390	5,116
Phantom stock units	-	-	215	177
Total	$732	$867	$4,605	5,293

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at October 3, 2020 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$3,430	0.9
Phantom stock units	-	n/a
Total	$3,430

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

Restricted Stock Units

RSU activity under the 2007 Program as of October 3, 2020 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2020	842	$17.93
Granted	272	18.30
Vested*	(308)	15.70
Cancelled or forfeited	(13)	19.06
Outstanding at October 3, 2020	793	$18.90

Expected to vest at October 3, 2020	793

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

Phantom stock unit activity under the phantom stock plan as of October 3, 2020 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2020	183
Granted	10	$21.49
Dividend equivalents issued	4
Outstanding at October 3, 2020	197

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Segment Information

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

The current six segment alignment reflects a change in reporting structure made during the fourth fiscal quarter of 2019.  The fiscal periods ended September 28, 2019 have been recast to separately present Resistors and Inductors.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other*	Total
Fiscal quarter ended October 3, 2020:
Net revenues	$133,976	$123,744	$64,955	$145,362	$79,399	$92,724	$-	$640,160

Gross profit	$29,649	$20,843	$21,289	$35,186	$26,597	$18,387	$(242)	$151,709

Segment operating income	$20,148	$15,828	$17,184	$30,127	$24,106	$13,703	$(242)	$120,854

Fiscal quarter ended September 28, 2019:
Net revenues	$126,747	$123,879	$50,702	$155,119	$73,458	$98,424	$-	$628,329

Gross profit	$30,491	$21,138	$10,883	$42,444	$23,450	$21,673	$-	$150,079

Segment operating income	$21,018	$16,420	$6,923	$36,900	$20,797	$16,675	$-	$118,733

Nine fiscal months ended October 3, 2020:
Net revenues	$369,813	$363,274	$168,264	$444,982	$218,369	$270,016	$-	$1,834,718

Gross Profit	$84,779	$65,265	$47,602	$112,472	$69,836	$53,960	$(4,295)	$429,619

Segment Operating Income	$56,408	$50,064	$35,818	$96,891	$62,129	$39,297	$(4,295)	$336,312

Nine fiscal months ended September 28, 2019:
Net revenues	$392,930	$433,761	$171,939	$509,309	$222,122	$328,667	$-	$2,058,728

Gross Profit	$98,483	$93,487	$43,131	$151,910	$71,268	$77,560	$-	$535,839

Segment Operating Income	$70,237	$78,558	$30,655	$134,914	$63,213	$62,402	$-	$439,979

*Amounts reported in Corporate/Other above represent unallocated costs directly related to the COVID-19 outbreak, which are reported as costs of products sold on the consolidated condensed statements of operations.

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Reconciliation:
Segment Operating Income	$120,854	$118,733	$336,312	$439,979
Restructuring and Severance Costs	-	(7,255)	(743)	(7,255)
Impact of COVID-19 on Selling, General, and Administrative Expenses	441	-	871	-
Unallocated Selling, General, and Administrative Expenses	(59,805)	(60,450)	(186,742)	(194,472)
Consolidated Operating Income	$61,490	$51,028	$149,698	$238,252
Unallocated Other Income (Expense)	(15,766)	(6,846)	(38,100)	(23,234)
Consolidated Income Before Taxes	$45,724	$44,182	$111,598	$215,018

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Distributors	$325,695	$317,385	$980,703	$1,097,365
OEMs	273,664	263,983	725,592	815,645
EMS companies	40,801	46,961	128,423	145,718
Total Revenue	$640,160	$628,329	$1,834,718	$2,058,728

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Asia	$270,451	$231,999	$748,160	$737,918
Europe	213,296	231,677	626,276	765,318
Americas	156,413	164,653	460,282	555,492
Total Revenue	$640,160	$628,329	$1,834,718	$2,058,728

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Industrial	$209,473	$205,670	$651,461	$738,043
Automotive	216,641	212,222	552,418	627,588
Telecommunications	27,845	34,409	91,033	132,251
Computing	51,032	47,923	151,974	143,675
Consumer Products	33,353	23,401	76,477	87,936
Power Supplies	29,112	31,103	86,482	90,704
Military and Aerospace	40,582	41,872	125,968	137,281
Medical	32,122	31,729	98,905	101,250
Total revenue	$640,160	$628,329	$1,834,718	$2,058,728

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019

Numerator:
Net earnings attributable to Vishay stockholders	$33,484	$30,038	$85,356	$149,974

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,658	144,446	144,636	144,421
Outstanding phantom stock units	196	182	195	181
Adjusted weighted average shares	144,854	144,628	144,831	144,602

Effect of dilutive securities:
Convertible debt instruments	5	6	35	89
Restricted stock units	338	393	355	423
Dilutive potential common shares	343	399	390	512

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	145,197	145,027	145,221	145,114

Basic earnings per share attributable to Vishay stockholders	$0.23	$0.21	$0.59	$1.04

Diluted earnings per share attributable to Vishay stockholders	$0.23	$0.21	$0.59	$1.03

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Convertible debt instruments:
Convertible Senior Notes, due 2025	16,009	19,066	17,806	19,058
Convertible Senior Debentures, due 2041	156	1,204	133	401
Weighted average other	325	315	346	315

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

At the direction of its Board of Directors, the Company intends, upon conversion, to repay the principal amounts of any of the convertible debt instruments in cash and settle any additional amounts in shares of Vishay common stock. Accordingly, the convertible instruments are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt.  Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the debentures based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.28, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040, if the average market price is less than $16.83, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2041, and if the average market price is less than $31.38, no shares are included in the diluted earnings per share computation for the convertible senior notes due 2025.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Fair Value Measurements

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
October 3, 2020
Assets:
Assets held in rabbi trusts	$54,972	$37,029	$17,943	$-
Available for sale securities	$4,643	4,643	-	-
	$59,615	$41,672	$17,943	$-
December 31, 2019
Assets:
Assets held in rabbi trusts	$52,148	$34,280	17,868	$-
Available for sale securities	$4,405	4,405	-	-
	$56,553	$38,685	$17,868	$-

As described in Note 7, the Company allocated the aggregate repurchase payment of convertible senior debt instruments between the associated liability and equity components of the repurchased convertible senior debt instruments based on a nonrecurring fair value measurement of the convertible senior debt instruments immediately prior to the repurchase.  The nonrecurring fair value measurement is considered a Level 3 measurement.  See Note 7 for further information on the measurement and input.

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

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $100,000 as of October 3, 2020.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated condensed statement of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of October 3, 2020.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at October 3, 2020 and December 31, 2019 is approximately $460,500 and $632,200, respectively, compared to its carrying value, excluding the derivative liabilities and deferred financing costs, of $404,539 and $515,931, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At October 3, 2020 and December 31, 2019, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At October 3, 2020 and December 31, 2019, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

On May 20, 2020, our Board of Directors authorized a program to repurchase up to $200 million of the outstanding convertible senior notes due 2025 in open market repurchases or through privately negotiated transactions.  Such transactions provide us more flexibility to adjust our debt levels if necessary.  We repurchased $134.7 million principal amount of convertible senior notes in the nine fiscal months ended October 3, 2020.  We also continue to repurchase convertible senior debentures in 2020, further reducing the principal amount of outstanding convertible senior debentures to $2.9 million.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  The worldwide economy and, specifically, our business have been impacted by the outbreak of the coronavirus ("COVID-19").  The outbreak has significantly impacted the global market, including our customers, suppliers, and shipping partners, which has impacted our net revenues.  We have also incurred incremental costs separable from normal operations that are directly attributable to the outbreak and containment efforts, primarily salaries and wages for employees impacted by quarantines and additional safety measures, including masks and temperature scanners, which were partially offset by government subsidies.  The net impact of the costs and subsidies are classified as cost of products sold ($0.2 million and $4.3 million) and selling, general, and administrative expenses (benefits) ($(0.4) million and $(0.9) million) based on employee function on the consolidated condensed statements of operations for the fiscal quarter and nine fiscal months ended October 3, 2020, respectively.  We exclude from the amounts reported above indirect financial changes from the outbreak of COVID-19 such as general macroeconomic effects and higher shipping costs due to reduced shipping capacity.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The outbreak of COVID-19 has impacted almost all key financial metrics.  We experienced a strong recovery in orders and sales in the third fiscal quarter of 2020, primarily due to an abrupt recovery of our automotive customers and continued strong demand from our Asian customers.  The increases in orders and sales positively impacted almost all key financial metrics.

Net revenues for the fiscal quarter ended October 3, 2020 were $640.2 million, compared to $581.7 million and $628.3 million for the fiscal quarters ended July 4, 2020 and September 28, 2019, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended October 3, 2020 were $33.5 million, or $0.23 per diluted share, compared to $24.7 million, or $0.17 per diluted share for the fiscal quarter ended July 4, 2020, and $30.0 million, or $0.21 per diluted share for the fiscal quarter ended September 28, 2019.

Net revenues for the nine fiscal months ended October 3, 2020 were $1,834.7 million, compared to $2,058.7 million for the nine fiscal months ended September 28, 2019.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended October 3, 2020 were $85.4 million, or $0.59 per diluted share, compared to $150.0 million, or $1.03 per diluted share for the nine fiscal months ended September 28, 2019.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2020	July 4, 2020	September 28, 2019	October 3, 2020	September 28, 2019

GAAP net earnings attributable to Vishay stockholders	$33,484	$24,653	$30,038	$85,356	$149,974

Reconciling items affecting gross income:
Impact of COVID-19 outbreak	242	923	-	4,295	-

Other reconciling items affecting operating income:
Restructuring and severance costs	-	743	7,255	743	7,255
Impact of COVID-19 outbreak	(441)	(747)	-	(871)	-

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	3,454	1,146	-	7,520	1,307

Reconciling items affecting tax expense:
Effects of tax-basis foreign exchange gain	$-	$-	$-	$-	$7,554
Effects of cash repatriation program	-	(190)	2,604	(190)	1,971
Change in deferred taxes due to early extinguishment of debt	-	-	-	(1,346)	(1,312)
Tax effects of pre-tax items above	(716)	(589)	(1,644)	(2,787)	(1,934)

Adjusted net earnings	$36,023	$25,939	$38,253	$92,720	$164,815

Adjusted weighted average diluted shares outstanding	145,197	145,170	145,027	145,221	145,114

Adjusted earnings per diluted share	$0.25	$0.18	$0.26	$0.64	$1.14

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2020	July 4, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net cash provided by continuing operating activities	$64,330	$90,431	$76,202	$189,239	$212,021
Proceeds from sale of property and equipment	63	177	22	293	486
Less: Capital expenditures	(21,969)	(24,504)	(30,119)	(70,801)	(100,267)
Free cash	$42,424	$66,104	$46,105	$118,731	$112,240

Our results for the fiscal quarter ended October 3, 2020 represent the strong recovery in sales we experienced following the fiscal quarter ended July 4, 2020, which was severely negatively impacted by the COVID-19 outbreak.  Our results for the fiscal quarter September 28, 2019 represent the effects of the normalization of demand that we began to experience in the fourth fiscal quarter of 2018 and accelerated through 2019 as supply, in general, caught up with demand, and customers, particularly distributors, significantly reduced their orders as they decreased their inventory.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

Our free cash results were significantly impacted by the payment of cash taxes related to the cash repatriated to the U.S. in the second fiscal quarter of 2020 of $16.3 million and the second and third fiscal quarters of 2019 of $20.5 million and $18.3 million, respectively, pursuant to the cash repatriation program that we initiated in 2017 in response to the Tax Cuts and Jobs Act ("TCJA") enacted in the United States and the installment payments of the TCJA transition tax of $14.8 million in the third fiscal quarter of 2020 and the second fiscal quarter of 2019.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2019 through the third fiscal quarter of 2020 (dollars in thousands):

	3rd Quarter 2019	4th Quarter 2019	1st Quarter 2020	2nd Quarter 2020	3rd Quarter 2020

Net revenues	$628,329	$609,577	$612,841	$581,717	$640,160

Gross profit margin(1)	23.9%	22.2%	24.0%	22.5%	23.7%

Operating margin(2)	8.1%	4.0%	7.7%	7.0%	9.6%

End-of-period backlog	$935,400	$911,300	$1,005,200	$914,300	$927,900

Book-to-bill ratio	0.72	0.94	1.17	0.82	0.99

Inventory turnover	4.1	4.3	4.2	3.9	4.4

Change in ASP vs. prior quarter	(1.1)%	(0.8)%	(1.1)%	0.1%	(1.1)%
_________________________________________
(1) Gross margin for the first, second, and third fiscal quarters of 2020 includes $3.1 million, $0.9 million, and $0.2 million, respectively, of expenses directly related to the COVID-19 outbreak (see Note 2 to our consolidated condensed financial statements).
(2) Operating margin for the third and fourth fiscal quarters of 2019 and second fiscal quarter of 2020 includes $7.3 million, $16.9 million, and $0.7 million, respectively, of restructuring and severance expenses (see Note 5 to our consolidated condensed financial statements).  Operating margin for the first, second, and third fiscal quarters of 2020 also includes in total $3.4 million, $0.2 million, and $(0.2) million, respectively, of expenses (benefits) directly related to the COVID-19 outbreak (see Note 2 to our consolidated condensed financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and the third fiscal quarter of 2019.  An abrupt recovery in demand from our automotive industry customers, which were particularly impacted by plant closures in the second fiscal quarter, substantially increased revenues and orders.  The increased orders increased the book-to-bill ratio, while the backlog remained relatively flat due to the simultaneous increase in revenues.  Pressure on average selling prices remains consistent with our historical experience.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The fluctuations are primarily volume-driven.

The book-to-bill ratio in the third fiscal quarter of 2020 increased to 0.99 versus 0.82 in the second fiscal quarter of 2020.  The book-to-bill ratios in the third fiscal quarter of 2020 for distributors and original equipment manufacturers ("OEM") were 0.99 and 1.01, respectively, versus ratios of 0.75 and 0.93, respectively, during the second fiscal quarter of 2020.

For the fourth fiscal quarter of 2020, we anticipate revenues between $620 million and $660 million at a gross margin of 23.9% plus/minus 70 basis points, assuming a EUR/USD exchange rate of 0.86.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2019 through the third fiscal quarter of 2020 (dollars in thousands):

	3rd Quarter 2019	4th Quarter 2019	1st Quarter 2020	2nd Quarter 2020	3rd Quarter 2020
MOSFETs
Net revenues	$126,747	$116,215	$116,893	$118,944	$133,976

Book-to-bill ratio	0.54	0.94	1.12	0.97	0.93

Gross profit margin	24.1%	23.7%	24.1%	22.7%	22.1%

Segment operating margin	16.6%	16.1%	16.0%	14.8%	15.0%

Diodes
Net revenues	$123,879	$123,382	$115,343	$124,187	$123,744

Book-to-bill ratio	0.57	0.88	1.36	0.61	1.05

Gross profit margin	17.1%	16.3%	16.9%	20.1%	16.8%

Segment operating margin	13.3%	12.6%	12.5%	16.0%	12.8%

Optoelectronic Components
Net revenues	$50,702	$51,047	$54,179	$49,130	$64,955

Book-to-bill ratio	0.86	1.11	1.40	0.96	0.97

Gross profit margin	21.5%	20.2%	26.9%	23.9%	32.8%

Segment operating margin	13.7%	12.7%	19.7%	16.2%	26.5%

Resistors
Net revenues	$155,119	$147,883	$159,208	$140,412	$145,362

Book-to-bill ratio	0.82	0.95	1.05	0.73	1.06

Gross profit margin	27.4%	23.5%	28.1%	23.2%	24.2%

Segment operating margin	23.8%	19.0%	24.4%	19.9%	20.7%

Inductors
Net revenues	$73,458	$76,520	$73,785	$65,185	$79,399

Book-to-bill ratio	0.95	1.05	0.98	0.96	0.96

Gross profit margin	31.9%	33.5%	31.2%	31.1%	33.5%

Segment operating margin	28.3%	30.3%	27.5%	27.2%	30.4%

Capacitors
Net revenues	$98,424	$94,530	$93,433	$83,859	$92,724

Book-to-bill ratio	0.76	0.84	1.20	0.90	0.95

Gross profit margin	22.0%	17.9%	21.8%	18.1%	19.8%

Segment operating margin	16.9%	12.3%	16.1%	12.5%	14.8%

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

In the third fiscal quarter of 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.  We incurred restructuring expense of $24.9 million since the inception of the programs.  We incurred $0.7 million of restructuring expenses during the nine fiscal months ended October 3, 2020.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was weaker during the third fiscal quarter of 2020 compared to the prior fiscal quarter and prior year quarter, with the translation of foreign currency revenues and expenses into U.S. dollars slightly increasing reported revenues and expenses versus the prior fiscal quarter and prior year quarter.  The dollar generally was slightly stronger during the first nine fiscal months of 2020 compared to the prior year period, with the translation of foreign currency revenues and expenses into U.S. dollars slightly decreasing reported revenues and expenses versus the prior year period.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold for the third fiscal quarter and first nine fiscal months of 2020 have been slightly unfavorably impacted compared to the prior fiscal quarter and prior year periods by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2020	July 4, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Cost of products sold	76.3%	77.5%	76.1%	76.6%	74.0%
Gross profit	23.7%	22.5%	23.9%	23.4%	26.0%
Selling, general & administrative expenses	14.1%	15.3%	14.6%	15.2%	14.1%
Operating income	9.6%	7.0%	8.1%	8.2%	11.6%
Income before taxes and noncontrolling interest	7.1%	5.1%	7.0%	6.1%	10.4%
Net earnings attributable to Vishay stockholders	5.2%	4.2%	4.8%	4.7%	7.3%
________
Effective tax rate	26.4%	16.3%	31.5%	23.0%	29.9%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2020	July 4, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net revenues	$640,160	$581,717	$628,329	$1,834,718	$2,058,728

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 3, 2020		Nine fiscal months ended October 3, 2020
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2020	$58,443	10.0%
September 28, 2019	$11,831	1.9%	$(224,010)	(10.9)%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	9.4%	3.4%	(8.6)%
Decrease in average selling prices	(1.1)%	(2.7)%	(2.7)%
Foreign currency effects	1.9%	1.4%	0.0%
Other	(0.2)%	(0.2)%	0.4%
Net change	10.0%	1.9%	(10.9)%

Net revenues for the fiscal quarter and nine fiscal months ended October 3, 2020 have been negatively impacted by the COVID-19 outbreak.  Following the second fiscal quarter of 2020, which was significantly impacted by COVID-19 closures, we experienced a strong recovery in orders and revenues in the third fiscal quarter of 2020.  The negative impact of COVID-19, particularly through the first six months of 2020, and the declining order rates experienced through 2019 result in decreased net revenues compared to the nine fiscal months ended September 28, 2019.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended October 3, 2020 were 23.7%, versus 22.5% and 23.9%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the nine fiscal months ended October 3, 2020 were 23.4%, versus 26.0% for the comparable prior year period.  The fluctuations versus the prior fiscal quarter and prior year periods is primarily due to sales volume fluctuations.  We were able to offset the negative impacts of inflation, average selling price decline, and temporary higher logistics costs and maintain our contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2020	July 4, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net revenues	$133,976	$118,944	$126,747	$369,813	$392,930
Gross profit margin	22.1%	22.7%	24.1%	22.9%	25.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 3, 2020		Nine fiscal months ended October 3, 2020
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2020	$15,032	12.6%
September 28, 2019	$7,229	5.7%	$(23,117)	(5.9)%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	12.9%	11.3%	(0.3)%
Decrease in average selling prices	(1.2)%	(5.2)%	(5.7)%
Foreign currency effects	1.1%	0.8%	0.0%
Other	(0.2)%	(1.2)%	0.1%
Net change	12.6%	5.7%	(5.9)%

The MOSFET segment net revenues increased significantly versus the prior fiscal quarter and prior year quarter, but decreased significantly versus the prior year-to-date period. The increase versus the prior fiscal quarter and prior year quarter was primarily due to our automotive customers in Europe and customers of our IC products in Asia, partially offset by decreases from distributor customers in the Europe and Americas regions. The decrease versus the prior year-to-date period is primarily due to the temporary closure of our main manufacturing facility in China during the first fiscal quarter of 2020 due to the COVID-19 outbreak and a significant decrease in revenues from automotive customers in the second fiscal quarter of 2020.

Gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower average selling prices, cost inflation, higher metal prices, negative impact of product mix, and the negative impact of inventory reduction, partially offset by higher sales volume.  The decrease versus the prior year quarter is primarily due to lower average selling prices, cost inflation, and the negative impact of inventory reduction, partially offset by higher sales volume.  The decrease versus the prior year-to-date period is primarily due to lower sales volume, lower average selling prices, cost inflation, and the negative impact of inventory reduction.

We experienced a slight decrease in average selling prices versus the prior fiscal quarter while the price decline accelerated versus the prior year periods.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.

Diodes

Net revenues and gross profit margin of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2020	July 4, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net revenues	$123,744	$124,187	$123,879	$363,274	$433,761
Gross profit margin	16.8%	20.1%	17.1%	18.0%	21.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 3, 2020		Nine fiscal months ended October 3, 2020
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2020	$(443)	(0.4)%
September 28, 2019	$(135)	(0.1)%	$(70,487)	(16.3)%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	0.6%	4.1%	(12.6)%
Decrease in average selling prices	(1.9)%	(4.5)%	(4.6)%
Foreign currency effects	1.4%	1.0%	0.0%
Other	(0.5)%	(0.7)%	0.9%
Net change	(0.4)%	(0.1)%	(16.3)%

Net revenues of the Diodes segment decreased slightly versus the prior fiscal quarter and prior year quarter, but decreased significantly versus the prior year-to-date period.  The decrease versus the prior fiscal quarter was primarily due to a significant decrease in sales to distributor customers, which was almost completely offset by increased sales to OEM customers.  The decrease versus the prior year quarter is primarily due to customers in the Americas and Europe regions, which were almost completely offset by customers in the Asia region.  The decrease versus the prior year-to-date period is primarily due to the first half of 2020 in which we experienced decreases in all sales channels in the Europe and Americas regions.

Gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter was primarily due to a change in the impact of U.S. tariffs on goods imported from China that positively impacted the prior fiscal quarter and inefficiencies related to a new manufacturing facility, partially offset by cost reduction measures.  The decrease versus the prior year periods is primarily due to lower average selling prices and cost inflation, almost fully offset by lower U.S. tariff duties and cost reduction measures.  Lower sales volume further decreased the gross profit margin versus the prior year-to-date period.

Average selling prices decreased slightly versus the prior fiscal quarter and decreased moderately versus the prior year periods.

Optoelectronic Components

Net revenues and gross profit margin of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2020	July 4, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net revenues	$64,955	$49,130	$50,702	$168,264	$171,939
Gross profit margin	32.8%	23.9%	21.5%	28.3%	25.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 3, 2020		Nine fiscal months ended October 3, 2020
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2020	$15,825	32.2%
September 28, 2019	$14,253	28.1%	$(3,675)	(2.1)%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	29.5%	25.4%	(1.0)%
Decrease in average selling prices	(0.2)%	(0.6)%	(1.6)%
Foreign currency effects	2.8%	2.4%	0.1%
Other	0.1%	0.9%	0.4%
Net change	32.2%	28.1%	(2.1)%

Net revenues of our Optoelectronic Components segment increased significantly versus the prior fiscal quarter and the prior year quarter, but decreased slightly versus the prior year-to-date period.  The increase versus the prior fiscal quarter was due to all regions and sales channels, particularly with OEM customers following the significant capacity loss of our main manufacturing facilities in the prior fiscal quarter due to government regulations in the Philippines and Malaysia due to the COVID-19 outbreak.  The increase versus the prior year quarter was primarily due to distribution customers in all regions. The slight decrease versus the year-to-date period is primarily due to a  significant decrease in sales to OEM customers, partially offset by a significant increase in sales to distributor customers in Asia.

Gross profit margin increased versus the prior fiscal quarter and the prior year periods.  The increase versus the prior fiscal quarter and the prior year quarter resulted from higher sales volume, efficiencies, favorable product mix, and cost reduction measures, partially offset by decreased average selling prices and cost inflation. The increase versus the prior year-to-date period is primarily due to cost reduction measures, a favorable product mix, increases in inventory, and lower obsolescence, partially offset by lower average selling prices and cost inflation.

Average selling prices decreased slightly versus the prior fiscal quarter and prior year periods.

Resistors

Net revenues and gross profit margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2020	July 4, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net revenues	$145,362	$140,412	$155,119	$444,982	$509,309
Gross profit margin	24.2%	23.2%	27.4%	25.3%	29.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 3, 2020		Nine fiscal months ended October 3, 2020
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2020	$4,950	3.5%
September 28, 2019	$(9,757)	(6.3)%	$(64,327)	(12.6)%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	5.4%	(4.6)%	(11.0)%
Decrease in average selling prices	(0.7)%	(2.5)%	(1.8)%
Foreign currency effects	2.8%	1.9%	(0.1)%
Other	(4.0)%	(1.1)%	0.3%
Net change	3.5%	(6.3)%	(12.6)%

Net revenues of the Resistors segment increased versus the prior fiscal quarter, but decreased significantly versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to automotive and industrial customers in all regions.  The decrease versus the prior year periods is primarily due to the Europe and Americas regions.  The decrease versus the prior year quarter is primarily due to revenues from industrial, military and aerospace, and medical customers.   The decrease versus the prior year-to-date period is primarily due to revenues from distributor, EMS, automotive, and industrial customers.

The gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales volume, greater efficiencies, and fixed cost reductions.  The decrease versus the prior year periods is due to decreased sales volume, decreased average selling prices, labor and materials cost increases, and higher logistics costs.  Fixed cost reductions partially offset the decreases versus the prior year periods.

Average selling prices decreased slightly versus the prior fiscal quarter and prior year periods.

Inductors

Net revenues and gross profit margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2020	July 4, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net revenues	$79,399	$65,185	$73,458	$218,369	$222,122
Gross profit margin	33.5%	31.1%	31.9%	32.0%	32.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarters ended October 3, 2020		Nine fiscal months ended October 3, 2020
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2020	$14,214	21.8%
September 28, 2019	$5,941	8.1%	$(3,753)	(1.7)%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	24.3%	10.3%	0.3%
Decrease in average selling prices	(2.5)%	(2.5)%	(2.0)%
Foreign currency effects	1.1%	0.7%	0.0%
Other	(1.1)%	(0.4)%	0.0%
Net change	21.8%	8.1%	(1.7)%

Net revenues of the Inductors segment increased significantly versus the prior fiscal quarter and prior year quarter, but decreased slightly versus the prior year-to-date period.  The increase versus the prior fiscal quarter and prior year quarter is primarily due to the Europe region and automotive customers.  The decrease versus the prior year-to-date period is primarily due to the Americas and Europe regions and automotive and medical customers.

The gross profit margin increased versus the prior fiscal quarter and the prior year quarter, but decreased versus the prior year-to-date period.  The increase versus the prior fiscal quarter and the prior year quarter is primarily due to higher sales volume, favorable foreign currency exchange rates, manufacturing efficiencies, partially offset by lower average selling prices.  The decrease versus the prior year-to-date period is primarily due to lower average selling prices and labor cost increases.

Average selling prices decreased consistent with our historical experience.

We expect long-term growth in this segment, and are positioned to capitalize on future market upturns.

Capacitors

Net revenues and gross profit margin of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2020	July 4, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net revenues	$92,724	$83,859	$98,424	$270,016	$328,667
Gross profit margin	19.8%	18.1%	22.0%	20.0%	23.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 3, 2020		Nine fiscal months ended October 3, 2020
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2020	$8,865	10.6%
September 28, 2019	$(5,700)	(5.8)%	$(58,651)	(17.8)%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	7.6%	(8.9)%	(18.6)%
Increase in average selling prices	0.1%	2.0%	1.4%
Foreign currency effects	2.7%	1.6%	(0.2)%
Other	0.2%	(0.5)%	(0.4)%
Net change	10.6%	(5.8)%	(17.8)%

Net revenues of the Capacitors segment increased significantly versus the prior fiscal quarter, but decreased significantly versus the prior year periods.  Net revenues increased versus the prior fiscal quarter primarily in the Europe region and industrial and automotive customers.  Net revenues decreased versus the prior year periods in all regions and primarily automotive customers.  Decreased sales to industrial and distribution customers also contributed to the decrease versus the prior year-to-date period.

The gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and manufacturing efficiencies.  The decrease versus the prior year periods is primarily due to lower sales volume, higher shipping costs, and negative impact of product mix, partially offset by cost savings and increased average selling prices.

Average selling prices increased slightly versus the prior fiscal quarter and prior year periods primarily due to increased prices for certain materials that were passed through to our customers.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2020	July 4, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Total SG&A expenses	$90,219	$89,127	$91,796	$279,178	$290,332
as a percentage of revenues	14.1%	15.3%	14.6%	15.2%	14.1%

SG&A expenses for the fiscal quarters ended October 3, 2020 and July 4, 2020 include $(0.4) million and $(0.7) million, respectively of incremental net costs (benefits) separable from normal operations directly attributable to the COVID-19 outbreak. SG&A expenses increased versus the prior fiscal quarter primarily due to foreign currency effects and less COVID-19 subsidies received.  SG&A expenses remain low due to reduced travel and other discretionary spending due to the COVID-19 outbreak.

Other Income (Expense)

Interest expense for the fiscal quarter ended October 3, 2020 decreased $1.0 million and $1.2 million versus the fiscal quarters ended July 4, 2020 and September 28, 2019, respectively.  Interest expense for the nine fiscal months ended October 3, 2020 decreased by $0.8 million versus the nine fiscal months ended September 28, 2019.  The decreases versus the fiscal quarter ended July 4, 2020 and the prior year periods are primarily due to the repurchases of convertible debt instruments and the lower interest rate environment due to the COVID-19 outbreak.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	October 3, 2020	September 28, 2019	Change
Foreign exchange gain (loss)	$(2,339)	$1,113	$(3,452)
Interest income	514	2,365	(1,851)
Other components of net periodic pension expense	(3,267)	(3,348)	81
Investment income (expense)	201	1,556	(1,355)
Other	(7)	32	(39)
	$(4,898)	$1,718	$(6,616)

	Fiscal quarters ended
	October 3, 2020	July 4, 2020	Change
Foreign exchange gain (loss)	$(2,339)	$(1,183)	$(1,156)
Interest income	514	956	(442)
Other components of net periodic pension expense	(3,267)	(3,063)	(204)
Investment income (expense)	201	1,806	(1,605)
Other	(7)	-	(7)
	$(4,898)	$(1,484)	$(3,414)

	Nine fiscal months ended
	October 3, 2020	September 28, 2019	Change
Foreign exchange gain (loss)	$(1,658)	$162	$(1,820)
Interest income	3,324	6,711	(3,387)
Other components of net periodic pension expense	(9,398)	(10,111)	713
Investment income (expense)	1,570	6,545	(4,975)
Other	(22)	(74)	52
	$(6,184)	$3,233	$(9,417)

Income Taxes

For the fiscal quarter ended October 3, 2020, our effective tax rate was 26.4%, as compared to 16.3% and 31.5% for the fiscal quarters ended July 4, 2020 and September 28, 2019, respectively.  For the nine fiscal months ended October 3, 2020, our effective tax rate was 23.0%, as compared to 29.9% for the nine fiscal months ended September 28, 2019.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each fiscal quarter presented.

During the second fiscal quarter of 2020, we repatriated $104.1 million to the United States, and paid withholding and foreign taxes of $16.3 million, which completes the cash repatriation program that we initiated in 2017 in response to the Tax Cuts and Jobs Act enacted in the United States.

The effective tax rates for the nine fiscal months ended October 3, 2020 and September 28, 2019 were impacted by the effect of the repurchase of convertible debentures.  We recognized tax benefits of $1.3 million in both the nine fiscal months ended October 3, 2020 and September 28, 2019, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the convertible debentures.

During the nine fiscal months ended October 3, 2020, the liabilities for unrecognized tax benefits decreased by $2.6 million on a net basis, primarily due to settlement of an audit and the expiration of a statute, partially offset by accruals for current year tax positions and interest.

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

Additional information about income taxes is included in Note 6 to our consolidated condensed financial statements.

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

During the second fiscal quarter of 2020, we repatriated $104.1 million to the United States, and paid cash taxes of $16.3 million related to the repatriations.  During 2019, we repatriated $188.7 million to the United States, and paid cash taxes of $38.8 million related to the repatriations.  The payments of these cash taxes were recorded as operating cash flows and any future cash taxes associated with the TCJA transition tax and related foreign taxes on repatriated cash will generally be recorded as operating cash flows.  The payment of these cash taxes significantly impacted cash flows from operations and free cash for the nine fiscal months ended October 3, 2020 and the year ended December 31, 2019.  We expect our business to continue to be a reliable generator of free cash, partially offset by such tax payments.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

The $104.1 million repatriation in the second fiscal quarter of 2020 completed our cash repatriation program that we initiated in response to the TCJA.  We continue to evaluate the TCJA's provisions and may further adjust our financial and capital structure and business practices accordingly.

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

At October 3, 2020, we had no amounts outstanding on our revolving credit facility.  We had no amounts outstanding at December 31, 2019.  We borrowed $305 million and repaid $305 million on the revolving credit facility during the nine fiscal months ended October 3, 2020.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $29.8 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $61 million during the nine fiscal months ended October 3, 2020.

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

We were in compliance with all financial covenants under the credit facility at October 3, 2020.  Our interest coverage ratio and leverage ratio were 14.22 to 1 and 1.33 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the usable capacity on the revolving credit facility is approximately $672 million.

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

During the nine fiscal months ended October 3, 2020, we repurchased $134.7 million principal amount of convertible senior notes due 2025 for $128.3 million.  During the first fiscal quarter of 2020, we repurchased $14.3 million principal amount of convertible senior debentures due 2041 for $19.8 million.  We borrowed from our revolving credit facility to fund the repurchases, a portion of which was repaid upon the completion of the cash repatriation plan in the second fiscal quarter.  Such transactions provide us more flexibility to adjust our debt levels if necessary.

As of October 3, 2020, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect to fund any future repurchases of convertible debt instruments, as well as other obligations required to be paid by the U.S. parent company, Vishay Intertechnology, Inc., including cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments by borrowing under our revolving credit facility.  Our U.S. subsidiaries also have operating cash needs.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was 0.59% due to the low interest rate environment in Europe and the U.S.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The amount of short-term investments at October 3, 2020 is lower than normal due to completed cash repatriation activity.

The following table summarizes the components of net cash and short-term investments (debt) at October 3, 2020 and December 31, 2019 (in thousands):

	October 3, 2020	December 31, 2019

Credit facility	$-	$-
Convertible senior notes, due 2025*	403,345	509,128
Convertible senior debentures, due 2040*	129	126
Convertible senior debentures, due 2041*	1,065	6,677
Deferred financing costs	(12,249)	(16,784)
Total debt	392,290	499,147

Cash and cash equivalents	682,422	694,133
Short-term investments	29,538	108,822

Net cash and short-term investments (debt)	$319,670	$303,808

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

Our financial condition as of October 3, 2020 continued to be strong, with a current ratio (current assets to current liabilities) of 3.2 to 1, as compared to 3.3 to 1 as of December 31, 2019.  The decrease is primarily due to the decrease in short-term investments.  Our ratio of total debt to Vishay stockholders' equity was 0.26 to 1 at October 3, 2020, as compared to 0.34 to 1 at December 31, 2019.  The decrease in the ratio is primarily due to repurchases of convertible debt instruments.

Cash flows provided by operating activities were $189.2 million for the nine fiscal months ended October 3, 2020, as compared to cash flows provided by operations of $212.0 million for the nine fiscal months ended September 28, 2019.

Cash paid for property and equipment for the nine fiscal months ended October 3, 2020 was $70.8 million, as compared to $100.3 million for the nine fiscal months ended September 28, 2019. We expect capital spending of approximately $110 million in 2020, in accordance with requirements of our markets.

Cash paid for dividends to our common and Class B common stockholders totalled $41.2 million and $39.7 million for the nine fiscal months ended October 3, 2020 and September 28, 2019, respectively.  We expect dividend payments in 2020 to total approximately $55.0 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

Contractual Commitments and Off-Balance Sheet Arrangements

Our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 14, 2020, includes a table of contractual commitments.  Except as described below, there were no material changes to these commitments during the nine fiscal months ended October 3, 2020.

The following tables disclose material changes in contractual commitments during the nine fiscal months ended October 3, 2020.  The tables represent our long-term debt obligations and expected cash requirements for interest as of October 3, 2020 and December 31, 2019, reflecting the repurchase of convertible senior notes due 2025 and convertible senior debentures due 2041.

As of October 3, 2020 (in thousands):

		Payments due by period
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond

Long-term debt (1)	468,284	-	-	-	468,284
Interest payments on long-term debt (2)	57,559	3,102	24,823	23,755	5,879

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

The following table summarizes the quarterly cash dividends declared (in thousands):

Fiscal Period	Amount	Month of Payment
Three fiscal months ended April 4, 2020	$13,741	March
Three fiscal months ended July 4, 2020	13,743	June
Three fiscal months ended October 3, 2020	13,743	September

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

Vishay GSI, Inc. (“VGSI”), a wholly owned subsidiary of the Company, is a direct defendant in two separate, but related, litigation matters: (1) 101 Frost Street Associates, L.P. v. United States Department of Energy et al.; and (2) Hicksville Water District v. United States Department of Energy, et al.  VGSI is also a third-party defendant in a third related matter, United States v Island Transportation Corp. et al. All three cases are pending in the United State District Court for the Eastern District of New York.

The three cases contain claims for recovery of response costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and allege that a predecessor’s manufacturing operations in Hicksville, New York (the “Site”), between 1960 and 1993, impacted groundwater beneath and downgradient of the Site.  The groundwater beneath and downgradient of the Site is part of the New Cassel/Hicksville Groundwater Contamination Site, which was added to the National Priorities List pursuant to CERCLA on September 15, 2011.

Procedurally, the Company has filed an answer in only one of the cases, United States v. Island Transportation Corp., et al. However, on August 21, 2020, the United States, which is the plaintiff in that case, advised the court that it had reached settlements in principle with the two direct defendants and requested a 120-day stay to ratify the settlement documents.  The request for stay indicated that “the settlements will result in the dismissal of the ancillary claims” including the dismissal of the third-party complaint against VGSI.  The Company continues to monitor the status of this matter, and is prepared to vigorously contest the claims should the stay be lifted without the aforementioned settlements in place. As to the remaining two litigation matters, the Company will be vigorously contesting these claims.  However, given the still early stages of the litigations and their procedural posture, it is not possible at this time to evaluate the probability of a favorable or unfavorable outcome.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 3, 2020, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  November 3, 2020