Form 10-K
period 2020-12-31
VISHAY INTERTECHNOLOGY INC
filed 2021-02-24
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($14.87 on July 4, 2020), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $1,977,000,000. There is no non-voting stock outstanding.

As of February 22, 2021, registrant had 132,633,616 shares of its common stock and 12,097,148 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2020, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2020

PART I

Item 1.	BUSINESS

Our Business

Vishay Intertechnology, Inc. (“Vishay,” the “Company,” “we,” “us,” or “our”) manufactures one of the world’s largest portfolios of discrete semiconductors and passive electronic components that support innovative designs in the automotive, industrial, computing, consumer, telecommunications, military, aerospace, and medical markets. Serving customers worldwide, Vishay brands itself as The DNA of tech.™

Semiconductors include MOSFETs, diodes, and optoelectronic components. Passive components include resistors, inductors, and capacitors.  Our semiconductor components are used for a wide variety of functions, including power control, power conversion, power management, signal switching, signal routing, signal blocking, signal amplification, two-way data transfer, one-way remote control, and circuit isolation. Our passive components are used to restrict current flow, suppress voltage increases, store and discharge energy, control alternating current (“AC”) and voltage, filter out unwanted electrical signals, and perform other functions.

The Vishay Story

For almost six decades we have been building what we call The DNA of tech.TM

The Vishay journey began with one man, the late Dr. Felix Zandman, and a revolutionary technology. In the 1950’s, Dr. Felix Zandman was issued patents for his PhotoStress® coatings and instruments, used to reveal and measure the distribution of stresses in structures such as airplanes and cars under live load conditions. His research in this area led him to develop Bulk Metal® foil resistors – ultra-precise, ultra-stable resistors with performance exceeding any other resistor available to date.

In 1962, Dr. Zandman, with a loan from the late Alfred P. Slaner, founded Vishay to develop and manufacture Bulk Metal foil resistors. Concurrently, J.E. Starr developed foil resistance strain gages, which also became part of Vishay. Throughout the 1960’s and 1970’s, Vishay established itself as a technical and market leader in foil resistors, PhotoStress products, and strain gages.

From that beginning, we grew and strengthened our business both organically and through strategic passive component acquisitions beginning in 1985 and semiconductor acquisitions beginning in the late 1990’s.  From discrete semiconductors to passive components; from the smallest diode to the most powerful capacitor, Vishay manufactures a breadth of products which we call The DNA of tech.™

Through R&D, manufacturing, engineering, quality, sales and marketing, we generate a variety of components that support inventors and innovators creating new generations of products spanning many sectors: automotive, industrial, computing, consumer, telecommunications, military, aerospace, and medical.

Together with major manufacturers of electronic products worldwide, we are supporting next level automation in multiple areas, including factories, the electrification of the automobile, 5G network technology, and the rapid expansion of connectivity across everything (IoT).

We continue to implement Dr. Zandman’s vision, strategy, and culture as we work tirelessly to enhance value for our stockholders.

Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lancaster Avenue, Malvern, Pennsylvania 19355-2143. Our telephone number is (610) 644-1300.

Our Competitive Strengths

Global Technology Leader

As industry evolves, The DNA of tech™ evolves.  We were founded based on the inventions of Dr. Felix Zandman and we continue to emphasize technological innovation as a driver of growth.  Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by Dr. Zandman, our engineers, and our scientists. Our components today are smaller, faster, and more reliable than in the past, helping our customers to be more inventive and evolve their businesses.  Our components are used by virtually all major manufacturers of electronic products worldwide in the automotive, industrial, computing, consumer, telecommunications, military and aerospace, and medical markets.  They are found inside products and systems used every day, from automobiles to airplanes, power grids, phones, and pacemakers.  We are currently a worldwide technology and market leader in wirewound and other power resistors, leaded film resistors, thin film SMD resistors, power inductors, wet and conformal-coated tantalum capacitors, capacitors for power electronics, power rectifiers, low-voltage power MOSFETs, and infrared components.

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

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash” (see "Overview" included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for "free cash" definition and reconciliation to generally accepted accounting principles ("GAAP")).  Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive “free cash” in each of the past 24 years and “free cash” in excess of $80 million in each of the past 19 years.  We expect the benefits of our restructuring and other cost cutting measures (see “Cost Management” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) to contribute to our “free cash” generation going forward.

Financial Strength and Flexibility

As of December 31, 2020, our cash and short-term investment balance exceeded our debt balance by $383.5 million.  We also maintain a credit facility, which provides a revolving commitment of up to $750 million through June 5, 2024, which was substantially all available as of December 31, 2020.  Our net cash position and short-term investment balance, available revolving commitment, and strong “free cash” flow generation provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Recent Events: COVID-19 Pandemic

Our business has been adversely impacted by the widespread global outbreak of COVID-19.  Impacts have included disruptions in our ability to manufacture products and disruptions in the operations of our customers and modes of shipping. To continue to be successful, we will need to continue to adapt our business and operations for the impacts of the COVID-19 pandemic and potential future coronavirus outbreaks and the mitigation efforts by governments to attempt to control their spread.

Recent Events: Global Trade Disruption

Established global trade agreements and procedures are being challenged, particularly by the U.S. government.  Trade disputes have resulted in tariffs and other trade restrictions including import / export prohibitions. Disruptions to global trade could result in customers seeking different sources of product and reducing our revenues, or requiring us to seek different sources of supply and increasing our costs.  New or revised trade agreements could negatively impact profitability or require changes in operations in the long-term.  We remain cognizant of these challenges and seek to minimize their effects whenever possible.

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

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies.  Our products include both commodity and non-commodity products in which we believe we enjoy a good reputation and strong brand recognition, including our Siliconix, Dale, Draloric, Beyschlag, Sfernice, MCB, UltraSource, Applied Thin-Film Products, IHLP®, HiRel Systems, Sprague, Vitramon, Roederstein, ESTA, and BCcomponents brands.  We promote our ability to provide “one-stop shop” service to customers, whereby they can streamline their design and purchasing processes by ordering multiple types of products from Vishay.  Our technical sales force consisting of field application engineers offers customers the complete breadth of the Vishay portfolio for their applications. We aim to use this broad portfolio to increase opportunities to have our components selected and “designed in” to new end products.

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

Our top 30 customers have been relatively stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 70% of our total net revenues.  No single customer comprised more than 10% of our total net revenues for 2020.

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

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers. Our primary competitors by product type include:

•	MOSFETs: Infineon, ON Semiconductor, Renesas, STMicroelectronics, Toshiba.

•	Diodes: Diodes Inc., Nexperia, ON Semiconductor, Rohm, STMicroelectronics.

•	Optoelectronic Components: Broadcom, ON Semiconductor, Renesas, Toshiba.

•	Resistors: Bourns, KOA, Murata, Panasonic, Rohm, TDK-EPCOS, Yageo.

•	Inductors: Bourns, Cyntec, Murata, Panasonic, Taiyo Yuden, TDK-EPCOS, Yageo.

•	Capacitors: Kyocera, Murata, Nichicon, Panasonic, Taiyo Yuden, TDK-EPCOS, Yageo.

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

Human Capital

As a global company, we collaborate internationally and celebrate the diversity of our local cultures.  Employees are encouraged to bring their unique perspectives, help identify opportunities to collaborate, and open themselves to the career development that comes from learning from others.

As of December 31, 2020, we employed approximately 21,600 full time employees worldwide. Reflecting our global business, our executive management team and many leadership positions are dispersed throughout the world.

Employees by location are summarized as follows:

United States	2,200
People’s Republic of China	6,500
Germany	2,100
Israel	2,100
Taiwan	1,800
Czech Republic	1,200
India	1,100
Other Europe	1,500
Other Americas	1,300
Other Asia	1,800
Total	21,600

Many of our employees outside the United States are members of workers councils or unions, or otherwise subject to collective bargaining agreements. Employees at one small U.S. facility, representing less than 1% of our U.S. workforce, are represented by a trade union.  We consider our relations with our employees to be good.

Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel.

In order to prepare for the future Vishay introduced a Young Talent Program. Every year a diverse cross-cultural, cross-regional and cross-functional group of young individuals is being identified to prepare for higher leadership roles.

To identify and develop future leaders Vishay established a global Vishay Academy. Employee development programs focus on offering individual and group learning to maintain profitable business growth while also increasing speed and agility to meet customer demand. Global training and development programs include courses in leadership development, P&L management, business finance for non-finance leaders, distance leadership / global matrix management.  A robust succession plan for the top 200 positions in the organization and levels below has been created recently. A specialist career model also provides development opportunities for technical roles in parallel to management careers.

Vishay has accelerated a global continuous improvement program to ensure increase of efficiencies and product quality through employee participation.

During the COVID-19 pandemic in 2020, Vishay continued to deliver training and development courses. To protect our employees, courses were delivered online, including live events for all employees. Communication from executive management has played an important role to regularly inform employees and keep them engaged.

Regulatory Compliance

We are required to comply with numerous regulations that are normal and customary to businesses in our industry and the jurisdictions in which we operate.  These regulations relate to, among other things, environmental health and safety, procurement integrity, export control, government security regulations, employment practices, accuracy of records and the recording of costs, anti-corruption, and privacy.  See Item 1A, “Risk Factors,” for additional discussion of such regulations and the potential consequences for non-compliance.

Environmental Health and Safety

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

The following corporate governance related documents are also available on our website:

•	Corporate Governance Principles
•	Code of Business Conduct and Ethics
•	Code of Ethics for Financial Officers
•	Audit Committee Charter
•	Nominating and Corporate Governance Committee Charter
•	Compensation Committee Charter
•	Clawback Policy
•	Hedging-Pledging Policy
•	Nominating and Corporate Governance Committee Policy Regarding Qualification of Directors
•	Procedures for Securityholders’ Submissions of Nominating Recommendations
•	Related Party Transactions Policy
•	Ethics Helpline

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

Risks relating to our business

Our business may be adversely affected by the widespread outbreak of diseases, including the COVID-19 pandemic and the mitigation efforts by governments worldwide to control its spread.

The widespread global outbreak of COVID-19 has adversely affected our business.  Impacts have included disruptions in our ability to manufacture products and disruptions in the operations of our customers and modes of shipping. While we are unable to accurately predict the full extent to which the COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread will have on our business due to numerous uncertainties, thus far the impacts have resulted in increased costs and a reduction in sales to certain regions and end-markets. We cannot predict when the impact of the COVID-19 pandemic will end or when future coronavirus outbreaks or pandemics will occur.

The potential risks and effects of the COVID-19 pandemic and the related economic crisis that could have an adverse effect on our business include, but are not limited to:

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

Our business is cyclical and future periods of decline and increased demand are not predictable.

The electronic component industry is highly cyclical and experiences periods of decline from time to time. We and others in the electronic component industry have experienced these conditions in the recent past and cannot predict when we may experience downturns in the future.  Market conditions, such as during a decline in product demand on a global basis, could result in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. These declines in demand are usually driven by market conditions in the end markets for our products, but may also result from distributors not appropriately managing their inventory levels.

We may also experience intense demand for our products in periods of a rising economy and we may have difficulty expanding our manufacturing capacity to satisfy demand during such periods.  Factors which could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel, and physical constraints on expansion of our facilities.

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

To remain competitive, particularly when business conditions are difficult, we sometimes attempt to reduce our cost structure by restructuring our existing businesses, where we seek to achieve synergies, eliminate redundant facilities and staff positions, and move operations, where possible, to jurisdictions with lower labor costs.  We incurred restructuring costs in 2020 and 2019 to implement global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.  We also incurred significant restructuring expenses from 2014 to 2017, including accelerated depreciation expenses related to assets that were no longer used after the implementation of the associated restructuring programs.

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

Many of our products require the use of raw materials that are produced in only a limited number of regions around the world or are available from only a limited number of suppliers. Our results of operations may be materially adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. The determination that any of the raw materials used in our products are so called "conflict minerals" originating from the Democratic Republic of the Congo or adjoining countries could increase the probability that we will encounter the challenges noted above, incur additional expenses to comply with government regulations, and face public scrutiny.  For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used.  For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, because we record our inventory at the lower of cost or market.  Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our results of operations.

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

Regulatory and compliance related risks

Future changes in our environmental liability and compliance obligations may harm our ability to operate or increase our costs.

Our operations, products and/or product packaging are subject to, among other matters, environmental laws and regulations governing, among other matters, air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes, employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging. We establish reserves for specifically identified potential environmental liabilities. Nevertheless, we have in the past and may in the future inherit certain pre-existing environmental liabilities, generally based on successor liability doctrines, or otherwise incur environmental liabilities. We are involved in remediation programs and related litigation at various current and former properties and at third-party disposal sites both within and outside of the United States, including involvement as a potentially responsible party at Superfund sites. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future acquisition, future developments, including related to our remediation programs, or otherwise, we will not be obligated to address environmental matters that could have a material adverse impact on our results of operations. In addition, more stringent environmental laws and regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with current and future laws and regulations. In order to resolve liabilities at various sites, we have entered into various administrative orders and consent decrees, some of which may be, under certain conditions, reopened or subject to renegotiation.

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

Risks associated with our operations outside the United States

We are subject to the risks of political, economic, and military instability in countries outside the United States in which we operate.

We have substantial operations outside the United States, and approximately 75% of our revenues during 2020 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 50 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  We used substantially all of the amounts repatriated in 2018, 2019, and 2020 to significantly re-shape the capital structure of the Company.  As of December 31, 2020, substantially all of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Our unused revolving credit facility provides us with additional U.S. liquidity.

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

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2020, the holders of Class B common stock held approximately 47.7% of the voting power of the Company. The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders.  Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.7% of our Class B common stock and 42.9% of the total voting power of our capital stock as of December 31, 2020. Holders of our Class B common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock.  The voting rights of the holders of our Class B common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.

Our acquisition strategy could be impeded if our Board of Directors were reluctant to authorize the issuance of substantial additional shares.

Our overall long-term business strategy has historically included a strong focus on acquisitions financed alternatively through cash on hand or the incurrence of indebtedness. We may in the future be presented with attractive investment or strategic opportunities that, because of their size and our financial condition at the time, would require the issuance of substantial additional amounts of our common stock.  If such opportunities were to arise, our Board of Directors may consider the potentially dilutive effect on the interests and voting power of our existing stockholders, including our Class B stockholders, and may therefore be reluctant to authorize the issuance of additional shares. Any such reluctance could impede our ability to complete certain transactions.

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

General Risk Factors

In addition to the risks relating specifically to our business, a variety of other factors relating to general conditions could cause actual results, performance, or achievements to differ materially from those expressed in any of our forward-looking statements. These factors include:

•	overall economic and business conditions;
•	competitive factors in the industries in which we conduct our business;
•	changes in governmental regulation;
•	changes in tax requirements, including tax rate changes, new tax laws, and revised tax law interpretations;
•	changes in GAAP or interpretations of GAAP by governmental agencies and self-regulatory groups;
•	interest rate fluctuations, foreign currency rate fluctuations, and other capital market conditions; and
•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders.

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

At December 31, 2020, our business had 54 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes former manufacturing facilities that are not presently used for manufacturing activities due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in “Cost Management” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	201,000
Bennington, VT	Capacitors	64,000
Yankton, SD	Inductors	60,000
Warwick, RI	Resistors	56,000
Niagara Falls, NY	Resistors	34,000
Marshall, MN	Inductors	22,000

Non-U.S.
Vocklabruck, Austria	Diodes	100,000
People's Republic of China
Tianjin	Diodes	370,000
Shanghai	Diodes	195,000
Xi'an	MOSFETs and Diodes	121,000
Czech Republic
Blatna	Resistors and Capacitors	276,000
Dolni Rychnov	Resistors and Capacitors	183,000
Prachatice	Capacitors	92,000
Volary	Resistors	35,000
France
Nice	Resistors	221,000
Chateau Gontier	Resistors	82,000
Hyeres	Resistors	59,000
Germany
Selb	Resistors and Capacitors	472,000
Heide	Resistors	264,000
Landshut	Capacitors	75,000
Fichtelberg	Resistors	36,000
Budapest, Hungary	Diodes	101,000
Loni, India	Resistors and Capacitors	395,000
Israel
Dimona	Resistors and Capacitors	404,000
Migdal Ha'Emek	Capacitors	288,000
Be'er Sheva	Resistors, Inductors and Capacitors	276,000
Turin, Italy	Diodes	102,000
Miharu, Japan	Capacitors	165,000
Melaka, Malaysia	Optoelectronic Components	156,000
Juarez, Mexico	Resistors	60,000
Famalicao, Portugal	Capacitors	222,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	63,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	87,000
Milwaukee, WI	Resistors	42,000
Ontario, CA	Resistors	38,000
Dover, NH	Inductors	35,000
Hollis, NH	Resistors	25,000
Fremont, CA	Resistors	18,000
East Windsor, CT	Resistors	17,000
Duluth, MN	Inductors	10,000

Non-U.S.
Klagenfurt, Austria	Capacitors	150,000
People’s Republic of China
Danshui	Capacitors, Inductors, and Resistors	446,000
Shanghai	MOSFETs	300,000
Shatian	Capacitors and Resistors	218,000
Zhuhai	Inductors	179,000
Long Xi	Resistors	36,000
Prestice, Czech Republic	Capacitors	15,000
Santo Domingo, Dominican Republic	Inductors	44,000
Germany
Itzehoe	MOSFETs	217,000
Heilbronn	Diodes and Optoelectronic Components	139,000
Selb	Capacitors	47,000
Mumbai, India	Diodes	34,000
Mexico
Juarez	Resistors	102,000
Mexicali	Resistors	15,000
Manila, Philippines	Optoelectronic Components	149,000
Kaohsiung, Republic of China (Taiwan)	Diodes	130,000

Item 3.	LEGAL PROCEEDINGS

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

The three cases contain claims for recovery of response costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and allege that a predecessor’s manufacturing operations in Hicksville, New York (the “Site”), between 1960 and 1993, impacted groundwater beneath and downgradient of the Site.  The groundwater beneath and downgradient of the Site is part of the New Cassel/Hicksville Groundwater Contamination Site, which was added to the National Priorities List pursuant to CERCLA on September 15, 2011.  The Company is vigorously contesting plaintiff’s claims and will aggressively prosecute its affirmative claims.

Item 4.	MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers as of February 24, 2021:

Name	Age	Positions Held
Marc Zandman*	59	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Dr. Gerald Paul*	71	Chief Executive Officer, President, and Director
Lori Lipcaman	63	Executive Vice President and Chief Financial Officer
Johan Vandoorn	64	Executive Vice President and Chief Technical Officer
David Valletta	60	Executive Vice President Worldwide Sales
Joel Smejkal	54	Executive Vice President Corporate Business Development
Clarence Tse	62	Executive Vice President and Business Head Semiconductors
Jeff Webster	50	Executive Vice President and Business Head Passive Components
Andreas Randebrock	56	Executive Vice President Global Human Resources
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

Joel Smejkal was appointed Executive Vice President Corporate Business Development effective July 1, 2020.  Mr. Smejkal previously was Executive Vice President and Business Head Passive Components from 2017.  Mr. Smejkal has held various positions of increasing responsibility since joining Vishay in 1990 including Senior Vice President Global Distribution Sales (2012 - 2016).  Mr. Smejkal's experience with Vishay includes worldwide and divisional leadership roles in engineering, marketing, operations and sales.  He was a product developer of 18 U.S. Patents for the Power Metal Strip® resistor technology and brings significant business development, marketing and sales experience.

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

Jeff Webster was appointed Executive Vice President and Business Head Passive Components effective July 1, 2020.  Mr. Webster has held various positions of increasing responsibility since joining Vishay in 2000 including Senior Vice President Global Quality (2014 - 2019) and Vice President Global Quality - Actives (2000 - 2014).  Prior to joining Vishay, Mr. Webster worked for Intersil.  Mr. Webster's experience includes roles in Quality, Operations, and R&D.

Andreas Randebrock was appointed Executive Vice President Global Human Resources effective July 1, 2020.  Mr. Randebrock has been working for Vishay since 2015 as Senior Vice President Employee Development.  Before Mr. Randebrock joined Vishay he worked as a management consultant in the field of leadership, human resources, and organizational consulting for more than 20 years.  From 1998 until 2015, Mr. Randebrock was employed by the global human resources consultancy Hay Group (acquired in 2015 by Korn Ferry) where he held various positions of increasing responsibility and was a partner.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 22, 2021. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

	Common stock price range				Dividends declared
	2020		2019		per share
	High	Low	High	Low	2020	2019

Fourth quarter	$20.99	$15.74	$21.61	$16.29	$0.0950	$0.0950
Third quarter	$17.59	$14.50	$18.23	$14.36	$0.0950	$0.0950
Second quarter	$18.41	$13.40	$20.85	$15.06	$0.0950	$0.0950
First quarter	$23.25	$11.23	$22.94	$16.63	$0.0950	$0.0850

At February 22, 2021, we had outstanding 12,097,148 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors) approximately 89.7% of our Class B common stock and 42.9% of the total voting power of our capital stock as of December 31, 2020.

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On November 17, 2020, the Company’s Board of Directors extended the authorization of the Executive Committee of the Board to execute a program to repurchase up to $150 million of common stock on the open market. Such transactions are subject to market and business conditions, legal requirements, and other factors. The program implementing such authorization does not obligate us to acquire any shares of common stock, and it may be terminated or suspended at any time at our discretion, in accordance with applicable laws and regulations.  No shares have been repurchased pursuant to this program.

In the fourth fiscal quarter of 2020, the Company repurchased $2.6 million of the Company's convertible senior debentures due 2041.  The aggregate purchase price for the repurchases was $3.5 million.  The convertible senior debentures the Company repurchased in the fourth fiscal quarter had been convertible into approximately 0.2 million shares of Vishay common stock, assuming physical settlement.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and the Philadelphia Semiconductor Index. The line graph assumes that $100 had been invested at December 31, 2015 and assumes that all dividends were reinvested.

	Base	Years Ending December 31,
	Period
Company Name / Index	2015	2016	2017	2018	2019	2020

Vishay Intertechnology, Inc.	100	136.97	177.96	156.81	189.20	188.21
S&P 500 Index	100	111.96	136.40	130.42	171.49	203.04
S&P MidCap 400 Index	100	120.74	140.35	124.80	157.49	179.00
Philadelphia Semiconductor Index	100	139.32	195.80	183.97	300.35	461.53

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Vishay Intertechnology, Inc. ("Vishay," "we," "us," or "our") manufactures one of the world’s largest portfolios of discrete semiconductors and passive electronic components that are essential to innovative designs in the automotive, industrial, computing, consumer, telecommunications, military, aerospace, and medical markets.

We operate in six segments based on product functionality: MOSFETs, Diodes, Optoelectronic Components, Resistors, Inductors, and Capacitors.

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our worldwide R&D and engineering technical staff; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.  In addition to our growth plan, we also have opportunistically repurchased our stock and, as further described below, reduced dilution risks by repurchasing substantially all of our convertible senior debentures.

In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay. We have paid dividends each quarter since the first fiscal quarter of 2014, and further increased the quarterly cash dividend by 12% to $0.095 per share in the second fiscal quarter of 2019.

We have been re-shaping our capital structure since the enactment of the U.S. Tax Cuts and Jobs Act (“TCJA”) in December 2017.  We repatriated over $1 billion (net of withholding taxes) of cash to the United States since the enactment of the TCJA.  In 2019, we replaced our existing credit agreement that was due to expire in December 2020 with a new agreement that will expire in June 2024. Among other benefits of the new credit facility, the aggregate commitment of revolving loans increased to $750 million with the ability to request up to $300 million of incremental facilities, subject to the satisfaction of certain conditions.  We used the net proceeds from the 2018 issuance of $600 million principal amount of new convertible senior notes due 2025 and repatriated cash to reduce the amount of our outstanding convertible senior debentures, which had become less tax-efficient because of the TCJA, from $575 million to $0.3 million as of December 31, 2020.  On February 4, 2021, we redeemed the remaining convertible senior debentures.  On May 20, 2020, our Board of Directors authorized a program to repurchase up to $200 million of the outstanding convertible senior notes due 2025 in open market repurchases or through privately negotiated transactions.  Such transactions provide us more flexibility to adjust our debt levels if necessary.  We repurchased $134.7 million principal amount of convertible senior notes in the year ended December 31, 2020.  Our debt instruments and transactions are more fully described in Note 6 to the consolidated financial statements.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  The worldwide economy and, specifically, our business have been impacted by the outbreak of the coronavirus ("COVID-19").   The pandemic has significantly impacted the global market, including our customers, suppliers, and shipping partners, which has impacted our net revenues.  We have also incurred incremental costs separable from normal operations that are directly attributable to the pandemic and containment efforts, primarily salaries and wages for employees impacted by quarantines and additional safety measures, including masks and temperature scanners, which were partially offset by government subsidies.  The net impact of the costs and subsidies are classified as cost of products sold of $4.6 million and selling, general, and administrative benefits of $1.5 million based on employee function on the consolidated statement of operations for the year ended December 31, 2020.  We exclude from the amounts reported above indirect financial changes from the COVID-19 pandemic such as general macroeconomic effects and higher shipping costs due to reduced shipping capacity.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1.

We believe the economic impact of the COVID-19 pandemic on Vishay will be temporary.  We have significant liquidity to withstand the temporary disruptions in the economic environment. However, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build.  In the third fiscal quarter of 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance, which were fully implemented by the end of 2020.  Our cost reduction program is more fully described in Note 4 to the consolidated financial statements and in "Cost Management" below.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The COVID-19 pandemic has impacted almost all key financial metrics throughout 2020.  We experienced a broad recovery in orders and sales beginning in the third fiscal quarter of 2020 that accelerated in the fourth fiscal quarter, primarily due to increased demand from distributors.  The increases in orders and sales positively impacted almost all key financial metrics.

Net revenues for the year ended December 31, 2020 were $2.502 billion, compared to net revenues of $2.668 billion and $3.035 billion for the years ended December 31, 2019 and 2018, respectively.  Net earnings attributable to Vishay stockholders for the year ended December 31, 2020 were $122.9 million, or $0.85 per diluted share, compared to $163.9 million, or $1.13 per diluted share, and $345.8 million, or $2.24 per share, for the years ended December 31, 2019 and 2018, respectively.

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

Net earnings attributable to Vishay stockholders for the years ended December 31, 2020, 2019, and 2018 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2020	2019	2018

GAAP net earnings attributable to Vishay stockholders	$122,923	$163,936	$345,758

Reconciling items affecting gross income:
Impact of COVID-19 pandemic	4,563	-	-

Other reconciling items affecting operating income:
Impact of COVID-19 pandemic	(1,451)	-	-
Restructuring and severance costs	743	24,139	-

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	8,073	2,030	26,583

Reconciling items affecting tax expense (benefit):
Change in deferred taxes due to early extinguishment of debt	$(1,563)	$(1,601)	$(54,877)
Effects of cash repatriation program	(190)	(9,583)	(10,047)
Effects of changes in uncertain tax positions	3,751	2,831	-
Effects of tax-basis foreign exchange gain	-	7,554	-
Enactment of TCJA	-	-	25,496
Tax effects of pre-tax items above	(2,799)	(6,211)	(5,812)
Adjusted net earnings	$134,050	$183,095	$327,101

Adjusted weighted average diluted shares outstanding	145,228	145,136	154,622

Adjusted earnings per diluted share	$0.92	$1.26	$2.12

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash is presented as a line item on the face of our consolidated statements of cash flows prepared in accordance with GAAP.

	Years ended December 31,
	2020	2019	2018
Net cash provided by continuing operating activities	$314,938	$296,444	$258,506
Proceeds from sale of property and equipment	403	577	55,561
Less: Capital expenditures	(123,599)	(156,641)	(229,899)
Free cash	$191,742	$140,380	$84,168

Our results for 2020 represent the impacts of the COVID-19 pandemic on our business that resulted in a sharp decrease in demand in first half of the year followed by a sharp and broad recovery in the latter part of the year.  Our results for 2019 represent the effects of the normalization of demand that we began to experience in the fourth fiscal quarter of 2018 and accelerated through 2019.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the euro foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

Our free cash results were significantly impacted by the payment of cash taxes related to the cash repatriated to the U.S. of $16.3 million, $38.8 million and $156.8 million in 2020, 2019, and 2018, respectively, and the installment payments of the U.S. transition tax of $14.8 million in each year in the reporting period.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2019 through the fourth fiscal quarter of 2020 (dollars in thousands):

	4th Quarter 2019	1st Quarter 2020	2nd Quarter 2020	3rd Quarter 2020	4th Quarter 2020

Net revenues	$609,577	$612,841	$581,717	$640,160	$667,180

Gross profit margin (1)	22.2%	24.0%	22.5%	23.7%	22.8%

Operating margin (2)	4.0%	7.7%	7.0%	9.6%	9.0%

End-of-period backlog	$911,300	$1,005,200	$914,300	$927,900	$1,239,800

Book-to-bill ratio	0.94	1.17	0.82	0.99	1.44

Inventory turnover	4.3	4.2	3.9	4.4	4.6

Change in ASP vs. prior quarter	-0.8%	-1.1%	0.1%	-1.1%	-0.3%
_______________
(1) Gross margin for the first, second, third, and fourth fiscal quarters of 2020 includes $3.1 million, $0.9 million, $0.2 million, and $0.3 million, respectively, of expenses directly related to the COVID-19 outbreak (see Note 8 to our consolidated financial statements).
(2) Operating margin for the fourth fiscal quarter of 2019 and second fiscal quarter of 2020 includes $16.9 million, and $0.7 million, respectively, of restructuring and severance expenses (see Note 4 to our consolidated financial statements).  Operating margin for the first, second, third, and fourth fiscal quarters of 2020 also includes in total $3.4 million, $0.2 million, $(0.2) million, and $(0.3) million, respectively, of expenses (benefits) directly related to the COVID-19 outbreak (see Note 8 to our consolidated financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and the fourth fiscal quarter of 2019.  The recovery in demand that began in the third fiscal quarter of 2020 accelerated significantly in the fourth fiscal quarter primarily due to distribution customers and perceived future supply shortages.  Distributor inventory levels continued to decrease in the fourth fiscal quarter.  The increased orders increased the book-to-bill ratio and backlog and reduced pressure on average selling prices.

Gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year quarter.  Gross profit margin in the fourth fiscal quarter of 2020 was burdened by higher freight and metal prices as well as the impact of a weaker U.S. dollar versus currencies in which we incur costs, but no sales.

The book-to-bill ratio in the fourth fiscal quarter of 2020 increased to 1.44 versus 0.99 in the third fiscal quarter of 2020.  The book-to-bill ratios in the fourth fiscal quarter of 2020 for distributors and original equipment manufacturers ("OEM") were 1.89 and 0.96, respectively, versus ratios of 0.99 and 1.01, respectively, during the third fiscal quarter of 2020.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2019 through the fourth fiscal quarter of 2020 (dollars in thousands):

	4th Quarter 2019	1st Quarter 2020	2nd Quarter 2020	3rd Quarter 2020	4th Quarter 2020
MOSFETs
Net revenues	$116,215	$116,893	$118,944	$133,976	$131,567

Book-to-bill ratio	0.94	1.12	0.97	0.93	1.64

Gross profit margin	23.7%	24.1%	22.7%	22.1%	22.4%

Segment operating margin	16.1%	16.0%	14.8%	15.0%	15.3%

Diodes
Net revenues	$123,382	$115,343	$124,187	$123,744	$139,274

Book-to-bill ratio	0.88	1.36	0.61	1.05	1.65

Gross profit margin	16.3%	16.9%	20.1%	16.8%	17.8%

Segment operating margin	12.6%	12.5%	16.0%	12.8%	14.1%

Optoelectronic Components
Net revenues	$51,047	$54,179	$49,130	$64,955	$68,352

Book-to-bill ratio	1.11	1.40	0.96	0.97	1.46

Gross profit margin	20.2%	26.9%	23.9%	32.8%	27.7%

Segment operating margin	12.7%	19.7%	16.2%	26.5%	21.3%

Resistors
Net revenues	$147,883	$159,208	$140,412	$145,362	$161,201

Book-to-bill ratio	0.95	1.05	0.73	1.06	1.24

Gross profit margin	23.5%	28.1%	23.2%	24.2%	25.3%

Segment operating margin	19.0%	24.4%	19.9%	20.7%	21.0%

Inductors
Net revenues	$76,520	$73,785	$65,185	$79,399	$75,260

Book-to-bill ratio	1.05	0.98	0.96	0.96	1.03

Gross profit margin	33.5%	31.2%	31.1%	33.5%	30.1%

Segment operating margin	30.3%	27.5%	27.2%	30.4%	27.0%

Capacitors
Net revenues	$94,530	$93,433	$83,859	$92,724	$91,526

Book-to-bill ratio	0.84	1.20	0.90	0.95	1.54

Gross profit margin	17.9%	21.8%	18.1%	19.8%	17.5%

Segment operating margin	12.3%	16.1%	12.5%	14.8%	12.5%
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

On October 1, 2020, we acquired the worldwide business and substantially all of the U.S. assets of Applied Thin-Film Products ("ATP"), a California-based, privately-held manufacturer of custom, build-to-print thin film substrates for the microwave, fiber optic, and life science industries.  Concurrently, a Chinese subsidiary of Applied Thin-Film Products entered into an agreement to sell certain inventory and equipment to a subsidiary of Vishay for approximately $0.4 million at a later date.  The total acquisition price was $25.9 million.  The results and operations of this acquisition have been included in the Resistors segment since October 1, 2020.  ATP did not have a material impact on our consolidated results for the year ended December 31, 2020.

On January 3, 2019, we acquired substantially all of the assets and liabilities of Bi-Metallix, Inc. ("Bi-Metallix"), a U.S.-based, privately-held provider of electron beam continuous strip welding services for $11.9 million.  We were a major customer of Bi-Metallix, and the acquired business has been vertically integrated into our Resistors segment.  The results and operations of this acquisition have been included in the Resistors segment since January 3, 2019.  Bi-Metallix did not have a material impact on our consolidated results for the years ended December 31, 2020 and 2019.

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

In the third fiscal quarter of 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.  The programs were primarily designed to reduce manufacturing fixed costs and selling, general, and administrative ("SG&A") costs company-wide, and provide management rejuvenation.  The programs in total are expected to lower costs by approximately $15 million annually beginning in 2021, of which approximately 50% is expected to be realized as reduced manufacturing fixed costs and 50% is expected to be realized as reduced SG&A expenses.  The implementation of these programs did not impact planned research and development activities.

We first solicited volunteers to accept a voluntary separation / early retirement offer, which was generally successful.  The voluntary separation benefits varied by country and job classification, but generally offered a cash loyalty bonus.  A limited number of involuntary terminations were necessary to achieve the cost reduction targets.

No manufacturing facility closures occurred pursuant to these programs.

The programs are now substantially implemented.  We incurred restructuring expense of $24.9 million, including $0.7 million in 2020, to implement these programs.

We do not anticipate any material restructuring activities in 2021.  However, a worsening business environment for the electronics industry, a prolonged impact of the COVID-19 pandemic, or a significant economic downturn may require us to implement additional restructuring initiatives.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar was weaker during 2020 versus 2019, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus 2019, but stronger during 2019 versus 2018, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses versus 2018.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.   The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2020 have been slightly unfavorably impacted (compared to the prior year) and more significantly unfavorably impacted in the fourth fiscal quarter of 2020 (compared to the prior year quarter) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

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

Convertible Debt Instruments

As of December 31, 2020, we had two issuances of convertible debt instruments outstanding.  On February 4, 2021, we redeemed the remaining convertible senior debentures.  Current GAAP requires us to separately account for the liability and equity components of convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The resulting discount on the debt is amortized as non-cash interest expense in future periods.  Additionally, upon extinguishment of convertible debt instruments, GAAP requires the aggregate repurchase payment to be allocated between the liability and equity (including temporary equity) components of the convertible debt instruments, using our nonconvertible debt borrowing rate at the time of extinguishment.  The estimated nonconvertible debt borrowing rate can significantly impact the accounting for convertible debt instruments.  The estimation of our nonconvertible debt borrowing rate requires significant judgment.  We employ a market approach and base our estimate on observed data from companies with similar capital structures and debt instruments as well as data obtained from third-party financial institutions.  We believe we have a reasonable basis to estimate our nonconvertible debt borrowing rate.

This accounting will change upon the adoption of ASU No. 2020-06 on January 1, 2021.

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

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). At December 31, 2020, our U.S. plans include various non-qualified plans.  The table below summarizes information about our pension and other postretirement benefit plans.  This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. non-qualified pension plans	$45,564	$-	$(45,564)	$30,400	$(15,164)	$10,709
German pension plans	199,576	-	(199,576)	4,917	(194,659)	69,682
Taiwanese pension plans	60,753	45,189	(15,564)	-	(15,564)	12,568
Other pension plans	47,480	29,145	(18,335)	-	(18,335)	12,230
OPEB plans	16,233	-	(16,233)	-	(16,233)	2,463
Other retirement obligations	14,282	-	(14,282)	-	(14,282)	-
	$383,888	$74,334	$(309,554)	$35,317	$(274,237)	$107,652

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

Our U.S. federal income tax returns are under examination for the years ended December 31, 2017 and 2018.  The IRS may, however, ask for supporting documentation for net operating losses for the years ended December 31, 2013 - 2016, which were utilized in the year ended December 31, 2017.  During 2020, certain tax examinations were concluded and certain statutes of limitations lapsed.  Our tax provision for those years includes adjustments related to the resolution of these matters.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions: Germany (2013 through 2016), India (2004 through 2017), and Singapore (2015 through 2019).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

See Notes 1 and 5 to consolidated financial statements for additional information.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2020	2019	2018

Costs of products sold	76.7%	74.8%	70.7%
Gross profit	23.3%	25.2%	29.3%
Selling, general, and administrative expenses	14.8%	14.4%	13.3%
Operating income	8.4%	9.8%	16.0%
Income before taxes and noncontrolling interest	6.3%	8.5%	13.7%
Net earnings (loss) attributable to Vishay stockholders	4.9%	6.1%	11.4%
________
Effective tax rate	21.8%	27.2%	16.9%

Net Revenues

Net revenues were as follows (dollars in thousands):

	2020	2019	2018

Net revenues	$2,501,898	$2,668,305	$3,034,689
Change versus prior year	$(166,407)	$(366,384)
Percentage change versus prior year	-6.2%	-12.1%

Changes in net revenues were attributable to the following:

	2020 vs. 2019	2019 vs. 2018

Change attributable to:
Decrease in volume	-4.4%	-9.8%
Decrease in average selling prices	-2.8%	-1.1%
Foreign currency effects	0.5%	-1.6%
Acquisitions	0.2%	0.1%
Other	0.3%	0.3%
Net change	-6.2%	-12.1%

Demand for our products in 2020 was significantly impacted by the COVID-19 pandemic, in which we experienced significant decreases, particularly in the second fiscal quarter, due primarily to closures of customer facilities followed by a broad recovery beginning in the third fiscal and accelerating in the fourth fiscal quarter.  We experienced a decrease in demand beginning in the fourth fiscal quarter of 2018 that accelerated through 2019 as customers, particularly distributors, reduced orders as they decreased their inventory.  The negative impact of the COVID-19 pandemic in 2020, particularly through the first half of 2020, and the declining order rates experienced through 2019 result in decreased net revenues compared to the prior year periods.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2020 were 23.3%, as compared to 25.2% for the year ended December 31, 2019.  The decrease in gross profit margin is primarily due to decreased sales volume, and also includes the negative impacts of higher freight and metals costs.  Higher freight and metals costs contributed to the decrease in our contributive margin in 2020, despite manufacturing efficiencies.

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

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2020	2019	2018

Net revenues	$501,380	$509,145	$547,643
Change versus comparable prior year period	$(7,765)	$(38,498)
Percentage change versus comparable prior year period	-1.5%	-7.0%

Changes in MOSFETs segment net revenues were attributable to the following:

	2020 vs. 2019	2019 vs. 2018

Change attributable to:
Change in volume	4.1%	-3.3%
Decrease in average selling prices	-5.6%	-3.2%
Foreign currency effects	0.3%	-0.9%
Other	-0.3%	0.4%
Net change	-1.5%	-7.0%

Gross profit margins for the MOSFETs segment were as follows:

	Years ended December 31,
	2020	2019	2018

Gross profit margins	22.8%	24.8%	26.6%

The MOSFETs segment net revenues decreased slightly in 2020 versus the prior year.  Net revenues were negatively impacted by the temporary closure of our main manufacturing facility in China in the first fiscal quarter of 2020 and a significant decrease in revenues from automotive customers in the second fiscal quarter of 2020 due to the COVID-19 pandemic and mitigation efforts.  Sales volume increased in the second half of 2020.  The increased sales volume was fully offset the impact of declining selling prices.  We experienced a significant increase in Asia, supported by our IC products, but significant decreases in the Europe and the Americas regions.

The gross profit margin in 2020 decreased versus the prior year primarily due to lower average selling prices, higher metals prices, and the negative impact of inventory reduction, partially offset by higher sales volume and cost reduction measures.

We experienced a significant decrease in average selling prices versus 2019.  The decrease is partly due to negative customer and product mix.  Due to increased demand, we anticipate prices will stabilize in 2021.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2020	2019	2018

Net revenues	$502,548	$557,143	$712,936
Change versus comparable prior year period	$(54,595)	$(155,793)
Percentage change versus comparable prior year period	-9.8%	-21.9%

Changes in Diodes segment net revenues were attributable to the following:

	2020 vs. 2019	2019 vs. 2018

Change attributable to:
Decrease in volume	-6.2%	-19.6%
Decrease in average selling prices	-4.4%	-2.0%
Foreign currency effects	0.4%	-1.1%
Other	0.4%	0.8%
Net change	-9.8%	-21.9%

Gross profit margins for the Diodes segment were as follows:

	Years ended December 31,
	2020	2019	2018

Gross profit margins	17.9%	20.4%	27.6%

After record net revenues in 2018, net revenues of our Diodes segment significantly decreased in 2019 and 2020.  Net revenues have been negatively impacted by excess supply in the supply chain.  The decrease versus 2019 is due to significant decreases in the Americas and Europe regions, partially offset by increases in the Asia region.  Decreased average selling prices also contributed to the decrease in net revenues.

Gross profit margin decreased versus the prior year primarily due to decreases in volume and average selling prices, partially offset by cost reduction measures.

Continued low customer demand in 2020 further increased the pressure on selling prices.  Negative customer and product mix also contributed to the lower prices. As a result, we experienced a moderate decrease in average selling prices versus the prior year.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2020	2019	2018

Net revenues	$236,616	$222,986	$289,727
Change versus comparable prior year period	$13,630	$(66,741)
Percentage change versus comparable prior year period	6.1%	-23.0%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2020 vs. 2019	2019 vs. 2018

Change attributable to:
Change in volume	6.4%	-19.3%
Decrease in average selling prices	-1.4%	-3.1%
Foreign currency effects	0.9%	-1.7%
Other	0.2%	1.1%
Net change	6.1%	-23.0%

Gross profit margins for the Optoelectronic Components segment were as follows:

	Years ended December 31,
	2020	2019	2018

Gross profit margin	28.1%	24.0%	34.6%

The Optoelectronic Components segment net revenues increased significantly in 2020 versus the prior year. The increase is primarily due to significant increases in the second half of 2020.  The increase was primarily due to distribution customers especially in Asia.

The gross profit margin increased significantly versus the prior year. The increase is primarily due to the significant increases in volume, our cost reduction measures, the positive impact of an inventory increase and lower inventory obsolescence, partially offset by lower average selling prices and cost inflation.

The pricing pressure for our established Optoelectronic Components products decreased in parallel with the increase in demand.  Average selling prices also benefited from some customers that prioritized securing supply over price reductions due to the COVID-19 pandemic.  Therefore, average selling prices decreased slightly versus the prior year.

Resistors

Net revenues of the Resistors segment were as follows (dollars in thousands):

	Years ended December 31,
	2020	2019	2018

Net revenues	$606,183	$657,192	$716,394
Change versus comparable prior year period	$(51,009)	$(59,202)
Percentage change versus comparable prior year period	(7.8)%	(8.3)%

Changes in Resistors segment net revenues were attributable to the following:

	2020 vs. 2019	2019 vs. 2018

Change attributable to:
Decrease in volume	-7.4%	-7.0%
Change in average selling prices	-1.9%	0.2%
Foreign currency effects	0.7%	-2.5%
Acquisitions	0.8%	0.5%
Other	0.0%	0.5%
Net change	-7.8%	-8.3%

Gross profit margins for the Resistors segment were as follows:

	Years ended December 31,
	2020	2019	2018

Gross profit margin	25.3%	28.4%	33.3%

Net revenues of the Resistors segment decreased significantly versus the prior year.  We experienced a significant decrease in net revenues in the Europe region, a slight decrease in the Americas region, and a significant increase in the Asia region.  Sales to distributor and industrial customers decreased significantly.

The gross profit margin decreased versus the prior year.  The decrease is due to lower sales volume, reduced average selling prices, labor cost increases, and increased shipping and metal prices, partially offset by fixed cost reductions and the positive impact of an inventory increase.

Average selling prices decreased slightly versus the prior year.

Inductors

Net revenues of the Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2020	2019	2018

Net revenues	$293,629	$298,642	$301,892
Change versus comparable prior year period	$(5,013)	$(3,250)
Percentage change versus comparable prior year period	(1.7)%	(1.1)%

Changes in Inductors segment net revenues were attributable to the following:

	2020 vs. 2019	2019 vs. 2018

Change attributable to:
Increase in volume	0.4%	1.4%
Decrease in average selling prices	-2.4%	-1.6%
Foreign currency effects	0.3%	-0.8%
Other	0.0%	-0.1%
Net change	-1.7%	-1.1%

Gross profit margins for the Inductors segment were as follows:

	Years ended December 31,
	2020	2019	2018

Gross profit margin	31.5%	32.4%	32.8%

Net revenues of the Inductors segment decreased slightly versus the prior year.  Decreases in the Europe and Americas regions were partially offset by a significant increase in the Asia region.  Reduced sales to automotive and medical customers were partially offset by increased sales to military and aerospace, telecommunications, and industrial customers.

The gross profit margin decreased versus the prior year.  The decrease is primarily due to lower average selling prices, labor costs increases, and increased shipping costs, partially offset by manufacturing efficiencies, lower materials prices, and variable cost reductions.

Average selling prices decreased slightly versus the prior year.

We expect long-term growth in this segment, and are positioned to capitalize on future market upturns.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2020	2019	2018

Net revenues	$361,542	$423,197	$466,097
Change versus comparable prior year period	$(61,655)	$(42,900)
Percentage change versus comparable prior year period	-14.6%	-9.2%

Changes in Capacitors segment net revenues were attributable to the following:

	2020 vs. 2019	2019 vs. 2018

Change attributable to:
Decrease in volume	-15.7%	-8.8%
Increase in average selling prices	1.1%	2.3%
Foreign currency effects	0.4%	-2.3%
Other	-0.4%	-0.4%
Net change	-14.6%	-9.2%

Gross profit margins for the Capacitors segment were as follows:

	Years ended December 31,
	2020	2019	2018

Gross profit margin	19.4%	22.3%	23.3%

Net revenues of the Capacitors segment decreased significantly versus the prior year.  All regions decreased.  The decrease is primarily due to lower sales to distributor, industrial, and automotive customers. Delays of government-sponsored projects significantly impacted the segment.

The gross profit margin decreased versus the prior year.  The decrease is due to lower sales volume, negative product mix, and increased shipping costs, partially offset by higher average selling prices, manufacturing efficiencies, fixed cost reductions, and lower labor costs.

Despite the lower sales volume, average selling prices have increased slightly versus the prior year.  The increase is primarily due to increased prices for certain materials that were passed through to our customers.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2020	2019	2018

Total SG&A expenses	$371,450	$384,631	$403,404
as a percentage of sales	14.8%	14.4%	13.3%

SG&A expenses for the year ended December 31, 2020 includes $(1.5) million of incremental net costs (benefits) separable from normal operations directly attributable to the COVID-19 outbreak. SG&A expenses decreased due to reduced travel and other discretionary spending due to the COVID-19 pandemic.

Certain items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2020	2019	2018

Amortization of intangible assets	$8,113	$8,476	$11,807

Certain intangible assets became fully amortized in the third fiscal quarter of 2018 and the second and third fiscal quarters of 2020.

Other Income (Expense)

2020 Compared to 2019

Interest expense for the year ended December 31, 2020 decreased by $2.1 million versus the year ended December 31, 2019.  The decrease is primarily attributable to repurchases of convertible debt instruments and the lower interest rate environment due to the COVID-19 pandemic.

We repurchased $151.5 million principal amount of convertible debt instruments in 2020.  We recognized a $8.1 million loss on early extinguishment of the repurchased convertible debt instruments in 2020.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2020	2019	Change

Foreign exchange gain (loss)	$(4,095)	$(1,414)	$(2,681)
Interest income	3,709	8,445	(4,736)
Other components of net periodic pension expense	(13,613)	(13,959)	346
Investment income	2,271	6,448	(4,177)
Other	(26)	61	(87)
	$(11,754)	$(419)	$(11,335)

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

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2019	2018	Change

Foreign exchange gain (loss)	$(1,414)	$(1,991)	$577
Interest income	8,445	11,940	(3,495)
Other components of net periodic pension expense	(13,959)	(13,118)	(841)
Investment income (loss)	6,448	(1,646)	8,094
Other	61	(266)	327
	$(419)	$(5,081)	$4,662

Income Taxes

For the years ended December 31, 2020, 2019, and 2018, the effective tax rates were 21.8%, 27.2%, and 16.9%, respectively.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each period presented.  These items were $2.0 million in 2020, $0.8 million (tax benefit) in 2019, and $39.4 million (tax benefit) in 2018.

We repatriated $104.1 million, $188.7 million, and $724 million to the United States, and paid withholding and foreign taxes of $16.3 million, $38.8 million, and $156.8 million in the years ended December 31, 2020, 2019, and 2018, respectively.  The cash repatriation program that we initiated in 2017 in response to the Tax Cuts and Jobs Act ("TCJA") enacted in the United States is now completed.

The effective tax rates for the years ended December 31, 2020, 2019, and 2018 were impacted by the effect of the repurchase of convertible debentures.  We recognized tax benefits of $1.6 million, $1.6 million, and $54.9 million in 2020, 2019, and 2018, respectively, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the convertible debentures. See Note 6 to our consolidated financial statements.

We recorded tax benefits of $0.2 million, $9.6 million, and $10.0 million during the years ended December 31, 2020, 2019, and 2018, respectively, due to adjustments to remeasure the deferred taxes related to our cash repatriation program, such as foreign currency effects, and to consider certain corporate reorganizational activities that impact repatriation.

The effective tax rates for the years ended December 31, 2020 and 2019 were also impacted by $3.8 million and $2.8 million, respectively, of net tax expense for changes in uncertain tax positions.

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

The effective tax rate for the year ended December 31, 2018 was significantly impacted by $25.5 million of TCJA measurement period adjustments.

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

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock.  We have generated cash flows from operations in excess of $200 million in each of the last 19 years, and cash flows from operations in excess of $100 million in each of the last 26 years.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.  Vishay has generated positive "free cash" in each of the past 24 years, and "free cash" in excess of $80 million in each of the last 19 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

The COVID-19 pandemic and the mitigation efforts by governments to control its spread has not had significant impact on our financial condition, liquidity, or capital resources.

We repatriated $104.1 million and $188.7 million to the United States, and paid cash taxes of $16.3 million and $38.8 million related to the repatriations in 2020 and 2019, respectively.  The payments of these cash taxes were recorded as operating cash flows and any future cash taxes associated with the TCJA transition tax and related foreign taxes on repatriated cash will generally be recorded as operating cash flows.  The payment of these cash taxes significantly impacted cash flows from operations and free cash for the years ended December 31, 2020 and 2019.  We expect our business to continue to be a reliable generator of free cash, partially offset by such tax payments.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the current economic environment worsens.

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

At December 31, 2020, we had no amounts outstanding on our revolving credit facility.  We had no amounts outstanding at December 31, 2019.  We borrowed $479 million and repaid $479 million on the revolving credit facility during the year ended December 31, 2020.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $40.8 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $115 million during the year ended December 31, 2020.

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

We were in compliance with all financial covenants under the credit facility at December 31, 2020.  Our interest coverage ratio and leverage ratio were 16.14 to 1 and 1.26 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the usable capacity on the revolving credit facility is approximately $730 million.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and any amounts then outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior notes due 2025 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

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

During 2020, we repurchased $134.7 million principal amount of convertible senior notes due 2025 for $128.3 million and $16.9 million principal amount of convertible senior debentures due 2041 for $23.3 million.  We borrowed from our revolving credit facility to fund the repurchases, a portion of which was repaid upon the completion of the cash repatriation plan in the second fiscal quarter.  Such transactions provide us more flexibility to adjust our debt levels if necessary.

As of December 31, 2020, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect, at least initially, to fund any future repurchases of convertible debt instruments, as well as other obligations required to be paid by the U.S. parent company, Vishay Intertechnology, Inc., including cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments by borrowing under our revolving credit facility.  Our U.S. subsidiaries also have cash operating needs.

Management expects to use the credit facility from time-to-time to meet certain short-term financing needs.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans.  Additional acquisition activity, share repurchases, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before 2025 and our revolving credit facility expires in June 2024.

Our contractual commitments are detailed in the Contractual Commitments table below.

Prior to three months before the maturity date, our convertible senior debentures are convertible by the holders under certain circumstances.  The convertible senior debentures due 2040 were convertible at December 31, 2020.  The Company redeemed the remaining $0.3 million principal amount of convertible senior debentures due 2040 on February 4, 2021.  The convertible senior notes due 2025 are not currently convertible.  Pursuant to the indenture governing convertible senior notes due 2025 and the amendments thereto incorporated in the Supplemental Indenture dated December 23, 2020, we will cash-settle the principal amount of $1,000 per note and settle any additional amounts in shares of our common stock.  We intend to finance the principal amount of any converted debt instruments using borrowings under our credit facility.  No conversions have occurred to date.

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

The interest rates on our short-term investments vary by location, but can be up to 150 bps higher than the interest rates on our cash accounts.  The average interest rate on our short-term investments was approximately 0.0% due to the negative interest rate environment in Europe and the very low interest rate environment in the United States.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The amount of short-term investments at December 31, 2020 is lower than normal due to the recently completed cash repatriation activity.

The following table summarizes the components of net cash and short-term investments (debt) (in thousands):

	December 31, 2020	December 31, 2019

Credit Facility	$-	$-
Convertible senior notes, due 2025*	406,268	509,128
Convertible senior debentures, due 2040*	130	126
Convertible senior debentures, due 2041*	-	6,677
Deferred financing costs	(11,512)	(16,784)
Total debt	394,886	499,147

Cash and cash equivalents	619,874	694,133
Short-term investments	158,476	108,822

Net cash and short-term investments (debt)	$383,464	$303,808

*Represents the carrying amount of the convertible debt instruments, which is comprised of the principal amount of the instruments, net of the unamortized discount.

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

Our financial condition as of December 31, 2020 continued to be strong, with the current ratio (current assets to current liabilities) of 3.0 to 1, as compared to 3.3 to 1 as of December 31, 2019.  The decrease is primarily due to the increase in trade accounts payable and accrued payroll and related expenses.  Our ratio of total debt to Vishay stockholders' equity was 0.25 to 1 at December 31, 2020 as compared to a ratio of 0.34 to 1 at December 31, 2019.  The decrease in the ratio is primarily due to repurchases of convertible debt instruments.

Cash flows provided by operating activities were $314.9 million for the year ended December 31, 2020, as compared to cash flows provided by operations of $296.4 million for the year ended December 31, 2019.  The increase in operating cash flows is partially due to less repatriation cash taxes paid in 2020 versus 2019.

Cash paid for property and equipment for the year ended December 31, 2020 was $123.6 million, as compared to $156.6 million for the year ended December 31, 2019. We expect capital spending of approximately $175 million in 2021, as required to fulfill increased demand.

Cash paid for dividends to our common and Class B common stockholders totalled $55.0 million and $53.4 million for the years ended December 31, 2020 and 2019, respectively.  We expect dividend payments in 2021 to total approximately $55.0 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

In evaluating our liquidity and capital resources, we consider our outstanding contractual commitments.  As of December 31, 2020 we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter

Long-term debt	$465,644	$300	$-	$-	$-	$465,344	$-
Interest payments on long-term debt	53,113	12,346	12,345	12,345	11,278	4,799	-
Operating leases	140,044	22,671	19,128	15,628	14,172	13,227	55,218
Letters of credit	1,310	-	-	-	1,310	-	-
Expected pension and postretirement plan funding	220,538	19,901	22,538	26,593	21,028	28,646	101,832
Estimated costs to complete construction in progress	51,600	51,600	-	-	-	-	-
TCJA transition tax	140,195	14,757	14,757	27,669	36,893	46,119	-
Uncertain tax positions	41,458	4,796	-	-	-	-	36,662
Purchase commitments	48,032	30,461	16,011	1,560	-	-	-
Other long-term liabilities	67,694	-	-	-	-	-	67,694
Total contractual cash obligations	$1,229,628	$156,832	$84,779	$83,795	$84,681	$558,135	$261,406

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

Various factors could have a material effect on the amount of future principal and interest payments.  Principal and interest commitments associated with our convertible debt instruments are based on the amounts outstanding as of December 31, 2020 as adjusted for the redemption of the convertible senior debentures due 2040 on February 4, 2021.  No further repurchases are considered.  Additionally, interest commitments for our revolving credit facility are based on the rate prevailing at December 31, 2020, but actual rates are variable and are certain to change over time.

The TCJA imposed a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, we expect to pay $184.5 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.  As of December 31, 2020, $44.3 million has been paid.

Our consolidated balance sheet at December 31, 2020 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified the amount recorded as a current liability as payable within one year, and the remaining uncertain tax positions are classified as payments due thereafter, although actual timing of payments may be sooner.

There are certain guarantees and indemnifications extended among Vishay and VPG in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 19 to our consolidated financial statements for further discussion of the Tax Matters Agreement. These obligations are included in the uncertain tax positions disclosed above, but were not material to us as of December 31, 2020.

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

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2020.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due thereafter in the table above, although actual timing of payments may be sooner.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2020, 2019, and 2018 we did not have any outstanding interest rate swap or cap agreements.

The interest paid on our credit facility is based on a LIBOR spread.  At December 31, 2020, we had no amounts outstanding under the revolving credit facility. Future borrowings under the revolving credit commitment will bear interest at LIBOR plus 1.50%.

Our convertible debt instruments bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2020, we had $619.9 million of cash and cash equivalents and $158.5 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2020, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $3.1 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt. Also see “Economic Outlook and Impact on Operations and Future Financial Results” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of market risks.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We use forward exchange contracts to economically hedge a portion of these exposures.  We entered into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.   The notional amount of the forward contracts was $100 million as of December 31, 2020.  The forward contracts are short-term in nature and are expected to be renewed at our discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of contracts is recognized in our consolidated statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

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

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2020 and 2019, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2020 and 2019. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $2.6 million and $3.1 million at December 31, 2020 and December 31, 2019, respectively, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $7.4 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting.  Their report is set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vishay Intertechnology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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
February 24, 2021

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
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2020, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2020, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2020, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2020, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2020, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2020 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

4.4
Form of Global Note, representing Vishay Intertechnology, Inc.'s  2.25% Senior Convertible Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.5). Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K, filed on June 13, 2018.

4.5	Description of Capital Stock. Incorporated by reference to Exhibit 4.6 to our 2019 annual report on Form 10-K.
4.6
First Supplemental Indenture, dated as of December 23, 2020, by and between Vishay Intertechnology, Inc. and HSBC Bank USA, N.A., as Trustee.  Incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed January 5, 2021.

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

10.3†
Employment agreement, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.4†
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.5†
Amendment to Employment Agreement, dated August 28, 2011, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.6†
Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.7†
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.8†
Amendment to Employment Agreement, dated August 30, 2011, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.9†
Employment Agreement, dated February 15, 2018, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on February 16, 2018.

10.10†
First Amendment to Employment Agreement, dated February 28, 2020, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed February 28, 2020.

10.11†	Terms and Conditions of Johan Vandoorn Employment Agreement, dated January 16, 2012. Incorporated by reference to Exhibit 10.31 to our 2011 annual report on Form 10-K.
10.12†
Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated March 4, 2014.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2014.

10.13†
Second Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated March 3, 2015.  Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended April 4, 2015.

10.14†
Third Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated February 15, 2018.  Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed on February 16, 2018.

10.15†
Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and David Valletta.  Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed on February 16, 2018.

10.16†
Employment Agreement, dated February 15, 2018, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse.  Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed on February 16, 2018.

10.17†
Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal.  Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed on February 16, 2018.

10.18†
Amendment to Employment Agreement between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal dated May 20, 2020.  Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.

10.19†
Employment Agreement, dated February 15, 2018, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Werner Gebhardt.  Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K, filed on February 16, 2018.

10.20†
Amendment to Employment Agreement between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Werner Gebhardt, dated February 22, 2019.  Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended March 30, 2019.

10.21†
Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster dated May 20, 2020.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.

10.22†
Employment Agreement between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock dated May 20, 2020.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.

10.23†
Vishay Intertechnology, Inc. Key Employee Wealth Accumulation Plan (as amended and restated, effective January 1, 2017).  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 23, 2016.

10.24
Master Separation and Distribution Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010.

10.25
Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.26
Tax Matters Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.27
Trademark License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.2 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.28*
Supply Agreement, dated July 6, 2010, between Vishay Advanced Technology, Ltd. And Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.4 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.29*
Patent License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.6 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.30*
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

10.33
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

10.37
Amendment No. 1 to Credit Agreement, dated as of September 20, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2019.

10.38†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on March 6, 2018.
10.39†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.45 to our 2019 annual report on Form 10-K.
10.40†	Vishay Intertechnology, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed on May 21, 2014.
10.41†	Vishay Intertechnology, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed on March 6, 2018.
10.42†	Vishay Intertechnology, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.48 to our 2019 annual report on Form 10-K.
10.43†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.50 to our 2019 annual report on Form 10-K.
10.44**†	Vishay Intertechnology, Inc. Non-Employee Director Compensation Plan.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2020, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104**	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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
February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer,	February 24, 2021
Dr. Gerald Paul	and Director

Principal Financial and Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 24, 2021
Lori Lipcaman	Financial Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 24, 2021
Marc Zandman	the Board of Directors

/s/ Michael Cody	Director	February 24, 2021
Michael Cody

/s/ Abraham Ludomirski	Director	February 24, 2021
Dr. Abraham Ludomirski

/s/ Ziv Shoshani	Director	February 24, 2021
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 24, 2021
Timothy V. Talbert

/s/ Jeffrey H. Vanneste	Director	February 24, 2021
Jeffrey H. Vanneste

/s/ Thomas C. Wertheimer	Director	February 24, 2021
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 24, 2021
Ruta Zandman

/s/ Raanan Zilberman	Director	February 24, 2021
Raanan Zilberman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Sales Returns and Allowances Accruals
Description of the Matter
At December 31, 2020, the Company’s liability for sales returns and allowances was $39.6 million.  As discussed in Note 1 of the consolidated financial statements, the Company recognizes the estimated variable consideration to be received as revenue from contracts with customers and recognizes a related accrued liability for estimated future credits that will be issued to its customers, primarily distributors, for product returns, scrap allowance, “stock, ship and debit” and price protection programs with those customers.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1968.

Philadelphia, Pennsylvania
February 24, 2021

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$619,874	$694,133

Short-term investments	158,476	108,822

Accounts receivable, net of allowances for credit losses of $1,697 and $1,095, respectively	338,632	328,187

Inventories:
Finished goods	120,792	122,466
Work in process	201,259	187,354
Raw materials	126,200	121,860
Total inventories	448,251	431,680

Prepaid expenses and other current assets	132,103	141,294
Total current assets	1,697,336	1,704,116

Property and equipment, at cost:
Land	76,231	75,011
Buildings and improvements	641,041	585,064
Machinery and equipment	2,732,771	2,606,355
Construction in progress	86,520	110,722
Allowance for depreciation	(2,593,398)	(2,425,627)
Property and equipment, net	943,165	951,525

Right of use assets	102,440	93,162

Goodwill	158,183	150,642

Other intangible assets, net	66,795	60,659

Other assets	186,554	160,671
Total assets	$3,154,473	$3,120,775

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2020	December 31, 2019

Liabilities, temporary equity, and equity
Current liabilities:
Notes payable to banks	$-	$2
Trade accounts payable	196,203	173,915
Payroll and related expenses	141,034	122,100
Lease liabilities	22,074	20,217
Other accrued expenses	182,642	186,463
Income taxes	20,470	17,731
Total current liabilities	562,423	520,428

Long-term debt, less current portion	394,886	499,147
U.S. transition tax payable	125,438	140,196
Deferred income taxes	1,852	22,021
Long-term lease liabilities	86,220	78,511
Other liabilities	104,356	100,207
Accrued pension and other postretirement costs	300,113	272,402
Total liabilities	1,575,288	1,632,912

Commitments and contingencies

Redeemable convertible debentures	170	174

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	-	-
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 132,561,010 and 132,348,357 shares outstanding	13,256	13,235
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,097,148 and 12,097,409 shares outstanding	1,210	1,210
Capital in excess of par value	1,409,200	1,425,170
Retained earnings	138,990	72,180
Accumulated other comprehensive income (loss)	13,559	(26,646)
Total Vishay stockholders' equity	1,576,215	1,485,149
Noncontrolling interests	2,800	2,540
Total equity	1,579,015	1,487,689
Total liabilities, temporary equity, and equity	$3,154,473	$3,120,775

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2020	2019	2018

Net revenues	$2,501,898	$2,668,305	$3,034,689
Costs of products sold	1,919,995	1,997,105	2,146,165
Gross profit	581,903	671,200	888,524

Selling, general, and administrative expenses	371,450	384,631	403,404
Restructuring and severance costs	743	24,139	-
Operating income	209,710	262,430	485,120

Other income (expense):
Interest expense	(31,555)	(33,683)	(36,680)
Other	(11,754)	(419)	(5,081)
Loss on early extinguishment of debt	(8,073)	(2,030)	(26,583)
Total other income (expense)	(51,382)	(36,132)	(68,344)

Income before taxes	158,328	226,298	416,776

Income tax expense	34,545	61,508	70,239

Net earnings	123,783	164,790	346,537

Less: net earnings attributable to noncontrolling interests	860	854	779

Net earnings attributable to Vishay stockholders	$122,923	$163,936	$345,758

Basic earnings per share attributable to Vishay stockholders:	$0.85	$1.13	$2.39

Diluted earnings per share attributable to Vishay stockholders:	$0.85	$1.13	$2.24

Weighted average shares outstanding - basic	144,836	144,608	144,370

Weighted average shares outstanding - diluted	145,228	145,136	154,622

Cash dividends per share	$0.3800	$0.3700	$0.3225

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2020	2019	2018

Net earnings	$123,783	$164,790	$346,537

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	(9,055)	(9,729)	10,750

Foreign currency translation adjustment	49,260	(10,126)	(41,454)

Other comprehensive income (loss)	40,205	(19,855)	(30,704)

Comprehensive income	163,988	144,935	315,833

Less: comprehensive income attributable to noncontrolling interests	860	854	779

Comprehensive income attributable to Vishay stockholders	$163,128	$144,081	$315,054

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2020	2019	2018

Operating activities
Net earnings	$123,783	$164,790	$346,537
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	166,230	164,461	161,863
(Gain) loss on disposal of property and equipment	157	(157)	(2,216)
Accretion of interest on convertible debt instruments	13,161	14,146	10,769
Inventory write-offs for obsolescence	22,730	26,494	23,872
Pensions and other postretirement benefits, net of contributions	2,864	(552)	(1,549)
Loss on early extinguishment of debt	8,073	2,030	26,583
Deferred income taxes	(12,141)	(23,009)	(55,206)
Other	3,304	13,341	21,194
Change in U.S. transition tax liability	(14,757)	(14,757)	(14,757)
Change in repatriation tax liability	(16,258)	(38,814)	(156,767)
Net change in operating assets and liabilities, net of effects of businesses acquired	17,792	(11,529)	(101,817)
Net cash provided by operating activities	314,938	296,444	258,506

Investing activities
Capital expenditures	(123,599)	(156,641)	(229,899)
Proceeds from sale of property and equipment	403	577	55,561
Purchase of businesses, net of cash acquired	(25,852)	(11,862)	(14,880)
Purchase of short-term investments	(293,087)	(111,631)	(175,403)
Maturity of short-term investments	250,580	81,012	636,108
Other investing activities	(529)	3,587	(2,058)
Net cash provided by (used in) investing activities	(192,084)	(194,958)	269,429

Financing activities
Proceeds from long-term borrowings	-	-	600,000
Issuance costs	-	(5,394)	(15,621)
Repurchase of convertible debt instruments	(151,683)	(27,863)	(960,995)
Net proceeds (payments) on revolving credit lines	-	-	(150,000)
Dividends paid to common stockholders	(50,372)	(48,968)	(42,608)
Dividends paid to Class B common stockholders	(4,597)	(4,476)	(3,901)
Net changes in short-term borrowings	(114)	(16)	15
Distributions to noncontrolling interests	(600)	(600)	(525)
Cash withholding taxes paid when shares withheld for vested equity awards	(2,016)	(2,708)	(2,297)
Net cash used in financing activities	(209,382)	(90,025)	(575,932)
Effect of exchange rate changes on cash and cash equivalents	12,269	(3,360)	(14,003)

Net increase (decrease) in cash and cash equivalents	(74,259)	8,101	(62,000)

Cash and cash equivalents at beginning of year	694,133	686,032	748,032
Cash and cash equivalents at end of year	$619,874	$694,133	$686,032

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2017	$13,188	$1,213	$1,752,506	$(362,254)	$25,714	$1,430,367	$2,032	$1,432,399
Cumulative effect of accounting change for adoption of ASU 2016-01	-	-	-	1,801	(1,801)	-	-	-
Net earnings	-	-	-	345,758	-	345,758	779	346,537
Other comprehensive income (loss)	-	-	-	-	(30,704)	(30,704)	-	(30,704)
Distributions to noncontrolling interests	-	-	-	-	-	-	(525)	(525)
Conversion of Class B shares (31,800)	3	(3)	-	-	-	-	-	-
Temporary equity reclassifications	-	-	2,330	-	-	2,330	-	2,330
Issuance of stock and related tax withholdings for vested restricted stock units (211,328 shares)	21	-	(2,318)	-	-	(2,297)	-	(2,297)
Dividends declared ($0.3225 per share)	-	-	54	(46,563)	-	(46,509)	-	(46,509)
Stock compensation expense	-	-	4,817	-	-	4,817	-	4,817
Issuance of convertible notes due 2025	-	-	85,262	-	-	85,262	-	85,262
Repurchase of convertible debentures	-	-	(406,640)	-	-	(406,640)	-	(406,640)
Balance at December 31, 2018	$13,212	$1,210	$1,436,011	$(61,258)	$(6,791)	$1,382,384	$2,286	$1,384,670
Cumulative effect of accounting change for adoption of ASU 2016-02	-	-	-	23,013	-	23,013	-	23,013
Net earnings	-	-	-	163,936	-	163,936	854	164,790
Other comprehensive income (loss)	-	-	-	-	(19,855)	(19,855)	-	(19,855)
Conversion of Class B shares (18 shares)	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Temporary equity reclassification	-	-	35	-	-	35	-	35
Issuance of stock and related tax withholdings for vested restricted stock units (230,624 shares)	23	-	(2,731)	-	-	(2,708)	-	(2,708)
Dividends declared ($0.37 per share)	-	-	67	(53,511)	-	(53,444)	-	(53,444)
Stock compensation expense	-	-	6,108	-	-	6,108	-	6,108
Repurchase of convertible debentures	-	-	(14,320)	-	-	(14,320)	-	(14,320)
Balance at December 31, 2019	$13,235	$1,210	$1,425,170	$72,180	$(26,646)	$1,485,149	$2,540	$1,487,689
Cumulative effect of accounting change for adoption of ASU 2016-13 (see Note 1)	-	-	-	(1,070)	-	(1,070)	-	(1,070)
Net earnings	-	-	-	122,923	-	122,923	860	123,783
Other comprehensive income	-	-	-	-	40,205	40,205	-	40,205
Conversion of Class B shares (261 shares)	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Temporary equity reclassification	-	-	4	-	-	4	-	4
Issuance of stock and related tax withholdings for vested restricted stock units (212,392 shares)	21	-	(2,037)	-	-	(2,016)	-	(2,016)
Dividends declared ($0.38 per share)	-	-	74	(55,043)	-	(54,969)	-	(54,969)
Stock compensation expense	-	-	5,276	-	-	5,276	-	5,276
Repurchase of convertible debt instruments	-	-	(19,287)	-	-	(19,287)	-	(19,287)
Balance at December 31, 2020	$13,256	$1,210	$1,409,200	$138,990	$13,559	$1,576,215	$2,800	$1,579,015
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Vishay Intertechnology, Inc. (“Vishay” or the “Company”) manufactures one of the world’s largest portfolios of discrete semiconductors and passive electronic components that are essential to innovative designs in the automotive, industrial, computing, consumer, telecommunications, military, aerospace, and medical markets. Semiconductors include MOSFETs, diodes, and optoelectronic components. Passive components include resistors, inductors, and capacitors.

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

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $70,861, $69,827, and $72,885, for the years ended December 31, 2020, 2019, and 2018, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2020 and 2019, the Company’s short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

Allowance for Credit Losses

Effective January 1, 2020, the Company estimates its credit losses on financial instruments using a current expected credit loss model.  Prior to January 1, 2020, the Company estimated its credit losses using an incurred loss impairment methodology, which was not materially different than the methodology adopted on January 1, 2020.  See "Recent Accounting Guidance Adopted" below.  The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of its customers to make required payments.  Payment terms for the Company's sales are generally less than ninety days.  Substantially all of the Company's trade receivables are collected within twelve months of the transfer of products to the customer and the Company expects this to continue going forward.  The credit loss allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions.  Receivables from customers with deteriorating financial condition and those over 180 days past due are removed from the pool and evaluated separately.  Net credit loss expense (benefit) for accounts receivable was $475, $(592), and $2,570 for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company’s cash equivalents, short-term investments, and restricted investments are accounted for as held-to-maturity debt instruments, at amortized cost.  Interest income on these instruments is recorded as Other income on the consolidated statements of operations and interest receivable is recognized as a separate asset and recorded in Prepaid expenses and other current assets on the consolidated balance sheets.  The Company has not experienced a credit loss on the principal or interest receivable of its cash equivalents, short-term investments, or restricted investments.  The Company pools its cash equivalents, short-term investments, and restricted investments by credit rating of the issuing financial institution and estimates an allowance for credit losses based on the corporate bond default ratios, evaluation of the impact of current and projected economic conditions, and probability of credit loss.  Net credit loss expense for cash equivalents, short-term investments, and restricted investments was immaterial for the year ended December 31, 2020.  The Company does not measure an allowance for credit losses on interest receivable.  Any uncollectible interest receivable is recognized by reversing interest income within the fiscal quarter that the interest becomes uncollectible.

The Company has an immaterial amount of other short-term held-to-maturity debt instruments recorded within Prepaid expenses and other current assets on the consolidated balance sheets.  The Company analyzes these assets on a separate asset basis and estimates an allowance for credit losses based on historical credit loss rates and an evaluation of the impact of current and projected economic conditions.   Net credit loss expense for these other short-term held-to-maturity debt instruments was immaterial for the year ended December 31, 2020.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven years to ten years. Buildings and building improvements are being depreciated over useful lives of twenty years to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2020 was approximately $51,600. Depreciation expense was $158,117, $155,985, and $150,056 for the years ended December 31, 2020, 2019, and 2018, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition.  Certain intangible assets may be assigned indefinite useful lives.  Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  The Company's business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes. At December 31, 2020 and 2019, respectively, the Company has no recorded indefinite-lived intangible assets.

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

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2020 and 2019 do not include claims against third parties.

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

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2020, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide casualty and directors’ and officers’ insurance.  The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2020 and 2019.

Certain investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Such amounts are recorded in other noncurrent assets, and total $9,281 and $10,259 at December 31, 2020 and 2019, respectively, representing required statutory reserves of the captive insurance entity.

Convertible Debt Instruments

The Company separately accounts for the liability and equity components of convertible debt instruments that may be settled in cash in a manner that reflects the Company’s nonconvertible debt borrowing rate. The liability component at issuance is recognized at fair value, based on the fair value of a similar instrument that does not have a conversion feature. A discount is recorded if debt instruments are issued at a coupon rate which is below the rate of a similar instrument that did not have a conversion feature at issuance.  The equity component is based on the excess of the principal amount of the debt instruments over the fair value of the liability component, after adjusting for an allocation of debt issuance costs and the deferred tax impact, and is recorded as capital in excess of par.  Debt discounts are amortized as additional non-cash interest expense over the expected life of the debt. The adoption of Accounting Standards Update ("ASU") No. 2020-06, Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on January 1, 2021 significantly impacts the accounting for the Company's convertible debt instruments.  See additional information in "Recent Accounting Guidance Not Yet Adopted" below.

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

The Company recognizes right of use assets and lease liabilities for leases greater than twelve months in duration based on the contract consideration for lease components through the term of the lease and the applicable discount rate.  Leases with a duration less than or equal to twelve months are considered short-term leases.  The Company does not recognize right of use assets or lease liabilities for short-term leases and classifies the expense as short-term lease expense.  Variable lease payments based on an index or rate are included in the right of use assets and lease liabilities based on the effective rates at lease commencement.  Changes in the rates or indices do not impact the right of use asset or lease liability and are recognized as a component of lease expense in the consolidated statements of operations.  Variable lease payments not based on an index or rate are not included in the initial right of use asset and lease liability and are recognized when incurred as a component of lease expense in the consolidated statements of operations.

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

See Note 3.

Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-06.  The ASU simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible debt instruments.  The ASU  reduces the number of accounting models available for convertible debt instruments, requires the use of the if-converted method for the calculation of diluted earnings per share for convertible debt instruments, and increases disclosure requirements.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2022, with the ability to early adopt for interim and annual periods beginning on or after January 1, 2021.  The Company will adopt the ASU effective January 1, 2021.  Based on work performed to date, the Company expects to record a $66,078 decrease in additional paid in capital from the derecognition of the bifurcated equity component of the convertible debt instruments, $59,246 increase in debt from the derecognition of the discount associated with the bifurcated equity component of the convertible debt instruments and $21,159 increase to the opening balance of retained earnings, representing the cumulative interest expense, net of tax effects, recognized related to the amortization of the bifurcated conversion option.  The Company also expects to write-off the deferred tax liabilities related to the convertible debt instruments.  Adoption of the ASU will not have a significant impact on the diluted sharecount due to Vishay exercising existing rights to legally amend the indenture governing the convertible senior notes due 2025.  See Note 6.

Recent Accounting Guidance Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU replaced the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The Company adopted the ASU effective January 1, 2020.

The ASU is applicable to the Company's trade accounts receivable, cash equivalents, short-term investments, restricted investments, and other short-term held-to-maturity debt instruments recorded within Prepaid expenses and other current assets on the consolidated balance sheets.  The adoption of ASU 2016-13 on January 1, 2020 had no material impact on the Company’s allowance for accounts trade receivable credit losses.  The Company recorded cumulative-effect adjustments to January 1, 2020 retained earnings of $810 and $260 to recognize an allowance for credit losses for cash equivalents, short-term investments, and restricted investments and other short-term held-to-maturity debt instruments, respectively, upon the adoption of ASU 2016-13.

Reclassifications

Certain prior year amounts have been reclassified.  Such reclassifications had no effect on reported net earnings attributable to Vishay stockholders, total assets, stockholders' equity, or the statements of cash flows.

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

Year ended December 31, 2020

On October 1, 2020, the Company acquired the worldwide business and substantially all of the U.S. assets of Applied Thin-Film Products, a California-based, privately-held manufacturer of custom, build-to-print thin film substrates for the microwave, fiber optic, and life science industries.  Concurrently, a Chinese subsidiary of Applied Thin-Film Products entered into an agreement to sell certain inventory and equipment to a subsidiary of Vishay for approximately $350 at a later date.  The total acquisition price was $25,852, subject to customary post-closing adjustments.  Based on its estimate of their fair values pending finalization of the net working capital adjustment, the Company allocated $10,800 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary estimation of their fair values at the date of acquisition, the Company recorded goodwill of $6,548 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors segment since October 1, 2020.  The inclusion of this acquisition did not have a material impact on the Company's consolidated results for the year ended December 31, 2020.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases
The net right of use assets and lease liabilities recognized on the consolidated balance sheets for the Company's operating leases as of December 31, 2020 and 2019 are presented below:

	December 31, 2020	December 31, 2019
Right of use assets
Operating Leases
Buildings and improvements	$97,429	$87,689
Machinery and equipment	5,011	5,473
Total	$102,440	$93,162
Current lease liabilities
Operating Leases
Buildings and improvements	$19,370	$17,410
Machinery and equipment	2,704	2,807
Total	$22,074	$20,217
Long-term lease liabilities
Operating Leases
Buildings and improvements	$83,926	$75,877
Machinery and equipment	2,294	2,634
Total	$86,220	$78,511
Total lease liabilities	$108,294	$98,728

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated statements of operations is as follows:
	Years ended December 31,
	2020	2019
Lease expense
Operating lease expense	$23,363	$22,271
Short-term lease expense	930	2,278
Variable lease expense	248	95
Total lease expense	$24,541	$24,644

The Company paid $23,814 and $21,552 for its operating leases during the years ended December 31, 2020 and 2019, respectively, which are included in operating cash flows on the consolidated statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.9 years and the weighted-average discount rate is 5.9% as of December 31, 2020.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:
December 31, 2020
2021	$22,671
2022	19,128
2023	15,628
2024	14,172
2025	13,227
Thereafter	55,218

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

In 2019, the Company announced global cost reduction and management rejuvenation programs as part of its continuous efforts to improve efficiency and operating performance.  The programs were primarily designed to reduce manufacturing fixed costs and selling, general, and administrative costs company-wide, and provide management rejuvenation.  These programs are now fully implemented.  The Company incurred charges of $24,882, primarily related to cash severance costs, to implement these programs.

The following table summarizes the activity to date related to this program:

Expense recorded in 2019	$24,139
Cash paid	(1,330)
Foreign currency translation	35
Balance at December 31, 2019	$22,844
Expense recorded in 2020	743
Cash paid	(10,813)
Foreign currency translation	683
Balance at December 31, 2020	$13,457

Severance benefits are generally paid in a lump sum at cessation of employment.  The current portion of the liability is $11,595 and is included in other accrued expenses in the accompanying consolidated balance sheet.  The non-current portion of the liability is $1,862 and is included in other liabilities in the accompanying consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

U.S. Tax Reform: Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States.  The TCJA represented sweeping changes in U.S. tax law.  Among the numerous changes in tax law, the TCJA permanently reduced the U.S. corporate income tax rate to 21% beginning in 2018; imposed a one-time transition tax on deferred foreign earnings; established a partial territorial tax system by allowing a 100% dividends received deduction on qualifying dividends paid by foreign subsidiaries; limited deductions for net interest expense; expanded the U.S. taxation of foreign earned income to include "global intangible low-taxed income" ("GILTI") of foreign subsidiaries; and imposed a base erosion anti-abuse minimum tax ("BEAT").

As permitted by SAB No. 118, the tax expense recorded in the fourth fiscal quarter of 2017 due to the enactment of the TCJA was considered "provisional," based on reasonable estimates.  After additional analysis was completed in 2018, the Company identified additional amounts available to be repatriated to the U.S. and additional information regarding the foreign taxes payable and recorded additional provisional tax expense to accrue the incremental foreign income taxes and withholding taxes payable to foreign jurisdiction.  The Company collected and analyzed detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation, and the associated impact of these items under the TCJA, including under regulatory guidance issued in 2018, throughout the measurement period that ended as of December 31, 2018.  The Company recognized $25,496 of additional tax expense directly and indirectly related to the enactment of the TCJA in 2018.

The TCJA transitioned the U.S. from a worldwide tax system to a territorial tax system.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposed a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8.0% for illiquid assets, payable in defined increments over eight years.  As a result of this requirement, the Company expects to pay $184,467.  The first installments of $14,757 were paid in 2020, 2019, and 2018.

The Company repatriated $104,091, $188,742, and $724,000 to the United States, and paid withholding and foreign taxes of $16,258, $38,814, and $156,767 in 2020, 2019, and 2018, respectively.  Tax expense for these repatriation transactions was substantially recorded in 2017 upon enactment of the TCJA.  Substantially all of the amounts repatriated were used to repay certain third party and intercompany indebtedness, to pay the U.S. transition tax, to fund capital expansion projects, and to fund the repurchase of convertible debt instruments (see Note 6).

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

Certain provisions of the TCJA had a significant impact on the Company's effective tax rate and are expected to have a significant impact in future periods.  Because the various provisions of the TCJA are interrelated, and because of changes in the Company’s operations and changes in the capital structure in response to the TCJA, the impact of any specific provision of the TCJA cannot be isolated.  The Company recognized a significant amount of GILTI income in 2020, 2019, and 2018, but was able to utilize related foreign tax credits to reduce the impact on the effective tax rate.  The Company has elected to account for GILTI tax in the period in which it is incurred and, therefore, does not provide any deferred taxes in the consolidated financial statements at December 31, 2020, 2019, or 2018.  The inclusion of significant GILTI income was a contributing factor in allowing the Company to avoid a limitation on the deductibility of its U.S. interest expense in 2020, 2019, and 2018.  The Company was subject to the BEAT minimum tax of $750, $2,900, and $0 in 2020, 2019, and 2018, respectively.  BEAT could increase the Company’s future tax by disallowing certain otherwise deductible payments from the U.S. to non-U.S. subsidiaries and imposing a minimum tax if greater than the regular tax.

The Company's repurchase of outstanding convertible debentures (see Note 6) reduced the Company's tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)
Income (loss) from continuing operations before taxes and noncontrolling interests consists of the following components:

	Years ended December 31,
	2020	2019	2018

Domestic	$(25,884)	$(10,992)	$(39,861)
Foreign	184,212	237,290	456,637
	$158,328	$226,298	$416,776

Significant components of income taxes are as follows:

	Years ended December 31,
	2020	2019	2018

Current:
Federal	$7,327	$9,137	$18,756
State and local	218	415	209
Foreign	55,399	113,779	263,247
	62,944	123,331	282,212
Deferred:
Federal	(6,068)	(13,731)	(58,386)
State and local	(538)	(802)	(3,117)
Foreign	(21,793)	(47,290)	(150,470)
	(28,399)	(61,823)	(211,973)
Total income tax expense	$34,545	$61,508	$70,239

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019

Deferred tax assets:
Pension and other retiree obligations	$53,585	$48,434
Inventories	19,539	19,318
Net operating loss carryforwards	124,251	119,420
Tax credit carryforwards	85,651	76,140
Other accruals and reserves	31,347	29,273
Total gross deferred tax assets	314,373	292,585
Less valuation allowance	(206,950)	(194,797)
	107,423	97,788
Deferred tax liabilities:
Property and equipment	(1,604)	(2,391)
Earnings not permanently reinvested	-	(16,448)
Convertible debentures	(12,777)	(25,219)
Other - net	(6,364)	(6,499)
Total gross deferred tax liabilities	(20,745)	(50,557)

Net deferred tax assets (liabilities)	$86,678	$47,231

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses and tax credits). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.  As of December 31, 2020, the Company has generated an excess U.S. foreign tax credit of $68,874.  Because the Company does not anticipate sufficient U.S. foreign source income during the carryforward period, the Company has not recognized the benefit of the carryforward as of December 31, 2020.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2020	2019	2018

Tax at statutory rate	$33,249	$47,523	$87,523
State income taxes, net of U.S. federal tax benefit	(252)	(301)	(2,298)
Effect of foreign operations	(9,896)	9,242	5,736
Tax on earnings not permanently reinvested	4,227	6,256	9,304
Unrecognized tax benefits	4,351	5,584	2,669
Repurchase of senior convertible debentures	(1,358)	(1,461)	(52,312)
TCJA - remeasurement of net deferred tax liabilities	-	-	(1,211)
TCJA - transition tax on unremitted foreign earnings	-	-	7,425
Foreign income taxable in the U.S.	4,155	6,090	15,055
Deferred tax rate impact of corporate reorganization	-	(12,121)	-
Other	69	696	(1,652)
Total income tax expense	$34,545	$61,508	$70,239

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)
Income tax expense for the years ended December 31, 2020, 2019, and 2018 includes certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $1,998, $799 (tax benefit), and $39,428 (tax benefit) in 2020, 2019, and 2018, respectively.

For the year ended December 31, 2020, the discrete items include a tax benefit of $1,563 resulting from the early extinguishment of convertible senior debentures, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures and $190 (tax benefit) of adjustments to remeasure of deferred taxes related to the cash repatriation program described above, and $3,751 of tax expense for changes in uncertain tax positions.

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

At December 31, 2020, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires
Austria	$19,490	No expiration
Belgium	172,952	No expiration
Israel	10,706	No expiration
Italy	16,779	No expiration
Japan	8,490	2023 - 2030
Netherlands	13,216	2021 - 2026
The Republic of China (Taiwan)	18,184	2026 - 2028

California	27,893	2021 - 2040
Pennsylvania	614,410	2021 - 2040

At December 31, 2020, the Company had the following significant tax credit carryforwards available:

		Expires
U.S. Foreign Tax Credit	$68,874	2028 - 2030
California Research Credit	16,478	No expiration

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)
Net income taxes paid were $69,706, $185,654, and $248,958 for the years ended December 31, 2020, 2019, and 2018, respectively.  Net income taxes paid for the years ended December 31, 2020, 2019, and 2018 include $16,258, $38,814 and $156,767, respectively, for repatriation activity and $14,757 in each period for the TCJA transition tax.

See Note 19 for a discussion of the tax-related uncertainties for the pre-spin-off period of Vishay Precision Group, Inc. (“VPG”), which was spun off on July 6, 2010.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2020	2019	2018

Balance at beginning of year	$36,868	$21,241	$17,056
Addition based on tax positions related to the current year	663	2,383	4,332
Addition based on tax positions related to prior years	8,358	16,190	2,066
Currency translation adjustments	1,361	1,211	(984)
Reduction based on tax positions related to prior years	(3,152)	-	-
Reduction for settlements	(3,446)	(3,121)	(1,229)
Reduction for lapses of statute of limitation	-	(1,036)	-
Balance at end of year	$40,652	$36,868	$21,241

All of the unrecognized tax benefits of $40,652 and $36,868, as of December 31, 2020 and 2019, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2020 and 2019, the Company had accrued interest and penalties related to the unrecognized tax benefits of $3,239 and $3,561, respectively. During the years ended December 31, 2020, 2019, and 2018, the Company recognized $128, $1,201, and $1,470, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple states and foreign jurisdictions.   The Company's U.S. federal income tax returns are under examination for the years ended December 31, 2017 and 2018.  The IRS may, however, ask for supporting documentation for net operating losses for the years ended December 31, 2013 - 2016, which were utilized in the year ended December 31, 2017.  During the years ended December 31, 2020, 2019, and 2018, certain tax examinations were concluded and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions: Germany (2013 through 2016), India (2004 through 2017), and Singapore (2015 through 2019).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $4,506 to $9,249.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2020	December 31, 2019

Credit facility	$-	$-
Convertible senior notes, due 2025	406,268	509,128
Convertible senior debentures, due 2040	130	126
Convertible senior debentures, due 2041	-	6,677
Deferred financing costs	(11,512)	(16,784)
	394,886	499,147
Less current portion	-	-
	$394,886	$499,147

Credit Facility

The Company maintains a credit agreement with a consortium of banks led by JPMorgan Chase Bank, N.A., as administrative agent, and the lenders (the "Credit Facility"), which provides an aggregate commitment of $750,000 of revolving loans available until June 5, 2024.  The Credit Facility also provides for the ability of Vishay to request up to $300,000 of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt.

Borrowings under the Credit Facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on the Company's leverage ratio.  Based on the Company's current leverage ratio, borrowings bear interest at LIBOR plus 1.50%.  The Company also pays a commitment fee, also based on its leverage ratio, on undrawn amounts.  The undrawn commitment fee, based on the Company's current leverage ratio, is 0.25% per annum.

The Credit Facility allows an unlimited amount of defined “Investments,” which include certain intercompany transactions and acquisitions, provided the Company's pro forma leverage ratio is equal to or less than 2.75 to 1.00.  If the Company's pro forma leverage ratio is greater than 2.75 to 1.00, such Investments are subject to certain limitations.

The Credit Facility also allows an unlimited amount of defined "Restricted Payments," which include cash dividends and share repurchases, provided the Company's pro forma leverage ratio is equal to or less than 2.50 to 1.00.  If the Company's pro forma leverage ratio is greater than 2.50 to 1.00, the Credit Facility allows such payments up to $100,000 per annum (subject to a cap of $300,000 for the term of the facility, with up to $25,000 of any unused amount of the $100,000 per annum base available for use in the next succeeding calendar year).

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

The Credit Facility limits or restricts the Company and its subsidiaries, from, among other things, incurring indebtedness, incurring liens on its respective assets, making investments and acquisitions (assuming the Company’s pro forma leverage ratio is greater than 2.75 to 1.00), making asset sales, and paying cash dividends and making other restricted payments (assuming the Company's pro forma leverage ratio is greater than 2.50 to 1.00), and requires the Company to comply with other covenants, including the maintenance of specific financial ratios.

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
At December 31, 2020 and 2019, there was $748,690 and $747,912, respectively, available under the Credit Facility. Letters of credit totaling $1,310 and $2,088 were outstanding at December 31, 2020 and 2019, respectively.

The Credit Facility was entered into on June 5, 2019, and replaced a similar arrangement, which provided up to $640,000 of aggregate commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Long-Term Debt (continued)

Convertible Debt Instruments

The following table summarizes some key facts and terms regarding the outstanding convertible debt instruments as of December 31, 2020:

	Due 2025	Due 2040
Issuance date	June 12, 2018	November 9, 2010
Maturity date	June 15, 2025	November 15, 2040
Principal amount	$465,344	$300
Cash coupon rate (per annum)	2.25%	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%	8.00%
Conversion rate effective December 10, 2020 (per $1 principal amount)	31.8836	81.8143
Effective conversion price effective December 10, 2020 (per share)	$31.36	$12.22
130% of the conversion price (per share)	$40.77	$15.89
Initial call date	n/a	November 20, 2020

The terms of the fully retired convertible senior debentures due 2041 and due 2042 were generally congruent to the convertible senior debentures due 2040.

Vishay was prohibited from redeeming the convertible senior debentures prior to the respective initial call dates.  On or after the initial call date and prior to the maturity date, Vishay may redeem for cash all or part of the debentures at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of Vishay’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period prior to the date on which Vishay provides notice of redemption.  On January 5, 2021, Vishay gave notice to the holders of its convertible senior debentures due 2040 that Vishay would redeem the debentures on February 4, 2021.  The redemption price was paid in cash and was equal to 100% of the principal amount plus accrued but unpaid interest to, but excluding February 4, 2021.

Prior to three months before the maturity date, the holders may convert their convertible senior debentures due 2040 only under the following circumstances: (1) the sale price of Vishay common stock reaches 130% of the conversion price for a specified period; (2) the trading price of the debentures falls below 98% of the product of the sale price of Vishay's common stock and the conversion rate for a specified period; (3) Vishay calls any or all of the debentures for redemption, at any time prior to the close of business on the third scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.  The convertible senior debentures due 2040 were convertible as of December 31, 2020 and remained convertible until they were redeemed.

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

Effective December 23, 2020, the Company exercised a provision in the Indenture governing the convertible senior notes due 2025, as further described below.  On January 5, 2021, the trustee of the convertible senior notes due 2025 executed a supplemental indenture dated as of December 23, 2020 (the "Supplemental Indenture"), regarding the notes.  The Supplemental Indenture amends the indenture governing the notes dated as of June 12, 2018, to incorporate the Company's election.

Pursuant to the Supplemental Indenture, at the direction of its Board of Directors, Vishay has fixed the “Specified Dollar Amount” (as defined in the Indenture) that shall apply to all future conversions of notes at $1 cash per $1 principal amount.  The fixing of the Specified Dollar Amount requires Vishay to satisfy its conversion obligations by paying cash with respect to such Specified Dollar Amount.  Prior to entering into the Supplemental Indenture, Vishay had the option to settle any convertible senior notes due 2025 presented for conversion by delivering cash, shares of common stock or any combination thereof.  At the direction of its Board of Directors, Vishay had always intended, upon conversion, to repay the principal amount of the convertible senior notes due 2025 in cash and settle any additional amounts in common stock.  The entry into a Supplemental Indenture codifies this intention and removes Vishay’s option to settle the principal amount of the convertible senior notes due 2025 in shares of common stock upon conversion.

The Company intends to early adopt ASU No. 2020-06, effective January 1, 2021.  Among other things, ASU No. 2020-06 requires the use of the if-converted method of calculating diluted earnings per share for the convertible notes due 2025. Entering into the Supplemental Indenture will reduce the potential dilutive impact of the convertible senior notes due 2025 for purposes of earnings per share computations versus what would have otherwise been required pursuant to ASU No 2020-06.  See more information in Note 1.

The quarterly cash dividend program of the Company results in adjustments to the conversion rate and effective conversion price for the convertible debt instruments effective as of the ex-dividend date of each cash dividend.  The conversion rate and effective conversion price for the convertible senior notes due 2025 is adjusted for quarterly cash dividends to the extent such dividends exceed $0.085 per share of common stock.  Vishay must provide additional shares upon conversion if there is a “fundamental change” in the business as defined in the indenture governing the convertible senior notes due 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Long-Term Debt (continued)

Prior to the adoption of ASU No. 2020-06, GAAP requires an issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The resulting discount on the debt is amortized as non-cash interest expense in future periods.  Subsequent to the adoption of ASU No. 2020-06, Vishay's convertible debt instruments will not be bifurcated into liability and equity components and non-cash interest will only include amortization of deferred financing costs.
The carrying values of the liability and equity components of the convertible debt instruments are reflected in the Company’s accompanying consolidated balance sheets as follows:

	Principal amount of the convertible debt	Unamortized discount	Carrying value of liability component	Equity component (including temporary equity) - net carrying value

December 31, 2020
Convertible senior notes due 2025	$465,344	(59,076)	$406,268	$66,127
Convertible senior debentures	$300	(170)	$130	$121
Total	$465,644	$(59,246)	$406,398	$66,248

December 31, 2019
Convertible senior notes due 2025	$600,000	(90,872)	$509,128	$85,262
Convertible senior debentures	$17,190	(10,387)	$6,803	$7,129
Total	$617,190	$(101,259)	$515,931	$92,391

Interest is payable on the convertible debt instruments semi-annually at the cash coupon rate; however, the remaining debt discount is being amortized as additional non-cash interest expense using an effective annual interest rate equal to the Company’s estimated nonconvertible debt borrowing rate at the time of issuance.  In addition to ordinary interest, contingent interest will accrue in certain circumstances relating to the trading price of the convertible senior debentures due 2040 and under certain other circumstances, beginning ten years subsequent to their issuance.  Contingent interest is not currently payable on the convertible senior debentures due 2040.  The convertible senior notes due 2025 do not possess contingent interest features.

Interest expense related to the convertible debt instruments is reflected on the accompanying consolidated statements of operations for the years ended December 31:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debentures

2020
Convertible senior notes due 2025	$12,097	13,118	1,623	$26,838
Convertible senior debentures	$88	43	-	$131
Total	$12,185	$13,161	$1,623	$26,969

2019
Convertible senior notes due 2025	$13,500	13,925	1,816	$29,241
Convertible senior debentures	$498	221	(35)	$684
Total	$13,998	$14,146	$1,781	$29,925

2018
Convertible senior notes due 2025	$7,463	7,240	1,059	$15,762
Convertible senior debentures	8,627	3,529	254	12,410
Total	$16,090	$10,769	$1,313	$28,172

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Long-Term Debt (continued)

The Company used substantially all of the net proceeds of the 2018 issuance of convertible senior notes due 2025 and cash, including a substantial amount of cash repatriated to the United States (see Note 5) to repurchase $273,690, $116,922, and $147,832 principal amounts of convertible senior debentures due 2040, due 2041, and due 2042, respectively, in 2018.  The net carrying value of the debentures repurchased were $111,294, $45,157, and $62,503, respectively.  In accordance with the authoritative accounting guidance for convertible debentures, the aggregate repurchase payment of $960,995 was allocated between the liability ($241,706) and equity (including temporary equity, $719,289) components of the convertible debentures, using the Company's nonconvertible debt borrowing rate at the time of the repurchases.  As a result, the Company recognized a loss on extinguishment of convertible debentures of $26,583, including the write-off of a portion of unamortized debt issuance costs.

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

The Company used cash to repurchase $134,656 principal amount of convertible senior notes due 2025 in 2020.  The net carrying value of the debentures repurchased was $115,978.  In accordance with the authoritative accounting guidance for convertible debt, the aggregate repurchase payments of $128,328 were allocated between the liability ($118,587) and equity ($9,741) components of the convertible notes, using the Company's nonconvertible debt borrowing rate at the time of the repurchases.  As a result, the Company recognized a loss on extinguishment of convertible notes of $4,600, including the write-off of unamortized debt issuance costs.

The Company used cash to repurchase $16,890 principal amount of convertible senior debentures due 2041 in 2020.  The net carrying value of the debentures repurchased was $6,715.  The aggregate repurchase payment of $23,355 was allocated between the liability ($10,075) and equity ($13,280) components of the convertible debentures, using the Company's nonconvertible debt borrowing rate at the time of the repurchase.  As a result, the Company recognized a loss on extinguishment of convertible debentures of $3,473, including the write-off of unamortized debt issuance costs.  The convertible senior debentures due 2041 have been fully repurchased, and the trustee has confirmed that the Company has satisfied and discharged its obligations under the indenture governing the convertible senior debentures due 2041.

Other Borrowings Information

The Credit Facility, of which no amounts were drawn as of December 31, 2020, expires in 2024.  The convertible senior notes mature in 2025.

At December 31, 2020 and 2019, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $6,000, with substantially no amounts borrowed.

Interest paid was $15,450, $16,177, and $23,859 for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock.  Stock dividends or distributions on any class of stock are payable only in shares of stock of that class.  Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.  Cash dividends were paid quarterly in 2020 and 2019.

The Credit Facility also allows an unlimited amount of defined "Restricted Payments," which include cash dividends and share repurchases, provided the Company's pro forma leverage ratio is equal to or less than 2.50 to 1.00.  If the Company's pro forma leverage ratio is greater than 2.50 to 1.00, the Credit Facility allows such payments up to $100,000 per annum (subject to a cap of $300,000 for the term of the facility, with up to $25,000 of any unused amount of the $100,000 per annum base available for use in the next succeeding calendar year).

At December 31, 2020, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding	793,000
Phantom stock units outstanding	198,000
2007 Stock Incentive Program - available to grant	2,307,000
Convertible senior debentures, due 2040*	27,600
Convertible senior notes, due 2025*	19,060,723
Conversion of Class B common stock	12,097,148
34,483,471
__________________
*At December 31, 2020, the convertible senior debentures due 2040 are convertible into 24,544 shares of Vishay common stock.  Based on the effective conversion rate at December 31, 2020, the convertible senior notes due 2025 would be convertible into 14,836,842 shares of Vishay common stock.  The Company has reserved adequate shares to ensure it could issue the maximum amount of shares to be delivered upon a make-whole fundamental change as defined in the indentures governing the convertible debt instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Details of Expenses

The caption “Other” on the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2020	2019	2018

Foreign exchange gain (loss)	$(4,095)	$(1,414)	$(1,991)
Interest income	3,709	8,445	11,940
Other components of periodic pension expense	(13,613)	(13,959)	(13,118)
Investment income (expense)	2,271	6,448	(1,646)
Other	(26)	61	(266)
	$(11,754)	$(419)	$(5,081)

The Company repurchased $151,546, $19,366, and $538,444, principal amounts of convertible debt instruments and recognized losses on early extinguishment of the repurchased convertible debt of $8,073, $2,030, and $26,583 in 2020, 2019, and 2018, respectively.

Impact of the Coronavirus Outbreak

The Company's operations have been impacted by the coronavirus ("COVID-19") outbreak.  Some manufacturing facilities were temporarily closed and some are operating at levels less than full capacity.  The Company has incurred incremental costs separable from normal operations that are directly related to the outbreak and containment efforts, primarily wages paid to manufacturing employees during government-mandated shut-downs, additional wages and hardship allowances for working during lockdown periods, additional costs of cleaning and disinfecting facilities, costs of additional safety equipment for employees, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  The net impact of the costs and subsidies are reported as cost of products sold of $4,563 and selling, general, and administrative benefits of $1,451 based on employee function on the consolidated statement of operations for the year ended December 31, 2020.

The Company's insurance coverages generally exclude losses incurred due to pandemics.  Any amounts that may be received will not be recognized until all contingencies are settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2020	2019

Sales returns and allowances	$39,629	$40,508
Goods received, not yet invoiced	30,945	30,515
Accrued restructuring	11,595	18,841
Other	100,473	96,599
	$182,642	$186,463

Sales returns and allowances accrual activity is shown below:

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$40,508	$42,663	$36,680
Sales returns and allowances	88,844	107,806	102,026
Credits issued	(90,824)	(109,729)	(95,521)
Foreign currency	1,101	(232)	(522)
Ending balance	$39,629	$40,508	$42,663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Unrealized gain (loss) on available-for-sale securities	Total

Balance at January 1, 2018	$(69,041)	$92,954	$1,801	$25,714
Cumulative effect of accounting for adoption of ASU 2016-01	-	-	(1,801)	(1,801)
Other comprehensive income before reclassifications	5,617	(41,454)	-	$(35,837)
Tax effect	(1,032)	-	-	$(1,032)
Other comprehensive income before reclassifications, net of tax	4,585	(41,454)	-	$(36,869)
Amounts reclassified out of AOCI	8,343	-	-	$8,343
Tax effect	(2,178)	-	-	$(2,178)
Amounts reclassified out of AOCI, net of tax	6,165	-	-	$6,165
Net comprehensive income (loss)	$10,750	$(41,454)	$-	$(30,704)
Balance at December 31, 2018	$(58,291)	$51,500	$-	$(6,791)
Other comprehensive income before reclassifications	(21,473)	(10,126)	-	$(31,599)
Tax effect	5,219	-	-	$5,219
Other comprehensive income before reclassifications, net of tax	(16,254)	(10,126)	-	$(26,380)
Amounts reclassified out of AOCI	8,694	-	-	$8,694
Tax effect	(2,169)	-	-	$(2,169)
Amounts reclassified out of AOCI, net of tax	6,525	-	-	$6,525
Net comprehensive income (loss)	$(9,729)	$(10,126)	$-	$(19,855)
Balance at December 31, 2019	$(68,020)	$41,374	$-	$(26,646)
Other comprehensive income before reclassifications	(22,055)	49,260	-	$27,205
Tax effect	5,288	-	-	$5,288
Other comprehensive income before reclassifications, net of tax	(16,767)	49,260	-	$32,493
Amounts reclassified out of AOCI	10,168	-	-	$10,168
Tax effect	(2,456)	-	-	$(2,456)
Amounts reclassified out of AOCI, net of tax	7,712	-	-	$7,712
Net comprehensive income (loss)	$(9,055)	$49,260	$-	$40,205
Balance at December 31, 2020	$(77,075)	$90,634	$-	$13,559

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

The following table summarizes amounts recorded on the accompanying consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2020	2019

Included in "Other assets":
Non-U.S. pension plans	$312	$303
Total included in other assets	$312	$303
Included in "Payroll and related expenses":
U.S. pension plans	$(35)	$(35)
Non-U.S. pension plans	(8,314)	(7,362)
U.S. other postretirement plans	(929)	(872)
Non-U.S. other postretirement plans	(475)	(616)
Total included in payroll and related expenses	$(9,753)	$(8,885)
Accrued pension and other postretirement costs:
U.S. pension plans	$(45,529)	$(42,348)
Non-U.S. pension plans	(225,473)	(202,873)
U.S. other postretirement plans	(6,794)	(6,817)
Non-U.S. other postretirement plans	(8,035)	(7,493)
Other retirement obligations	(14,282)	(12,871)
Total accrued pension and other postretirement costs	$(300,113)	$(272,402)
Accumulated other comprehensive loss:
U.S. pension plans	$10,709	$8,839
Non-U.S. pension plans	94,480	84,926
U.S. other postretirement plans	344	(180)
Non-U.S. other postretirement plans	2,119	2,179
Total accumulated other comprehensive loss*	$107,652	$95,764

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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the non-qualified pension plan were $29,157 and $27,012 at December 31, 2020 and 2019, respectively.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer.  Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to this non-qualified pension plan were $1,243 and $605 at December 31, 2020 and 2019, respectively.

Non-U.S. Pension Plans

The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices.  Pension benefits earned are generally based on years of service and compensation during active employment.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$42,383	$283,561	$38,169	$275,207
Service cost	-	4,382	-	3,382
Interest cost	1,366	3,783	1,696	5,116
Plan amendments	-	1,015	-	-
Actuarial (gains) losses	3,623	10,920	4,309	20,115
Benefits paid	(1,808)	(17,737)	(1,791)	(18,985)
Curtailments and settlements	-	(464)	-	-
Currency translation	-	22,349	-	(1,274)
Benefit obligation at end of year	$45,564	$307,809	$42,383	$283,561

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$73,629	$-	70,820
Actual return on plan assets	-	2,811	-	4,614
Company contributions	1,808	12,149	1,791	15,443
Benefits paid	(1,808)	(17,737)	(1,791)	(18,985)
Currency translation	-	3,482	-	1,737
Fair value of plan assets at end of year	$-	$74,334	$-	$73,629

Funded status at end of year	$(45,564)	$(233,475)	$(42,383)	$(209,932)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)

The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$-	$312	$-	$303
Accrued benefit liability - current	(35)	(8,314)	(35)	(7,362)
Accrued benefit liability - non-current	(45,529)	(225,473)	(42,348)	(202,873)
Accumulated other comprehensive loss	10,709	94,480	8,839	84,926
	$(34,855)	$(138,995)	$(33,544)	$(125,006)

Actuarial items consist of the following:

	December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss	$10,212	$94,072	$8,199	$84,523
Unamortized prior service cost	497	408	640	403
	$10,709	$94,480	$8,839	$84,926

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$45,564	$287,169	$42,383	$264,723

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$45,564	$288,212	$42,383	$252,469
Accumulated benefit obligation	45,564	275,816	42,383	239,341
Fair value of plan assets	-	59,070	-	44,670

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2020		2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$-	$4,382	$-	$3,382	$-	$3,822
Interest cost	1,366	3,783	1,696	5,116	1,484	4,793
Expected return on plan assets	-	(2,004)	-	(1,956)	-	(1,889)
Amortization of actuarial losses	1,609	6,554	827	5,374	656	6,196
Amortization of prior service cost	144	378	144	197	144	318
Curtailment and settlement losses	-	1,148	-	2,183	-	1,111
Net periodic pension cost	$3,119	$14,241	$2,667	$14,296	$2,284	$14,351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)
See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2020, 2019, and 2018.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2021 is $10,000.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.25%	1.02%	3.25%	1.40%
Rate of compensation increase	0.00%	2.02%	0.00%	2.24%

The following weighted average assumptions were used to determine the net periodic pension costs:

	Years ended December 31,
	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	3.25%	1.40%	4.50%	1.96%
Rate of compensation increase	0.00%	2.24%	0.00%	2.17%
Expected return on plan assets	0.00%	2.35%	0.00%	2.77%

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

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2021	$1,904	$16,593
2022	1,901	19,235
2023	8,502	17,033
2024	3,260	16,808
2025	9,505	17,957
2026-2030	11,379	84,994

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$7,689	$8,109	$6,994	$7,953
Service cost	112	284	157	284
Interest cost	236	64	286	123
Actuarial (gains) losses	550	35	939	311
Benefits paid	(864)	(706)	(687)	(413)
Currency translation	-	724	-	(149)
Benefit obligation at end of year	$7,723	$8,510	$7,689	$8,109

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(7,723)	$(8,510)	$(7,689)	$(8,109)

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(929)	$(475)	$(872)	$(616)
Accrued benefit liability - non-current	(6,794)	(8,035)	(6,817)	(7,493)
Accumulated other comprehensive income	344	2,119	(180)	2,179
	$(7,379)	$(6,391)	$(7,869)	$(5,930)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)
Actuarial items consist of the following:

	December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$344	$2,119	$(180)	$2,179
	$344	$2,119	$(180)	$2,179

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2020		2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$112	$284	$157	$284	$137	$288
Interest cost	236	64	286	123	273	114
Amortization of actuarial (gains) losses	26	132	(138)	107	(39)	105
Amortization of prior service credit	-	-	-	-	(148)	-
Curtailment and settlement losses	-	177	-	-	-	-
Net periodic benefit cost (benefit)	$374	$657	$305	$514	$223	$507

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2021 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	2.25%	0.54%	3.25%	0.81%
Rate of compensation increase	0.00%	2.87%	0.00%	2.87%

The following weighted average assumptions were used to determine the net periodic benefit costs:

	Years ended December 31,
	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	3.25%	0.81%	4.50%	1.60%
Rate of compensation increase	0.00%	2.87%	0.00%	3.18%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)
Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2021	$929	$475
2022	855	547
2023	783	275
2024	703	257
2025	626	558
2026-2030	2,216	3,243

As the plans are unfunded, the Company’s anticipated contributions for 2021 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2020 and 2019, the accompanying consolidated balance sheets include $14,282 and $12,871, respectively, within accrued pension and other postretirement costs related to these plans.

The Company’s U.S. employees are eligible to participate in a 401(k) savings plan, which provides for Company matching contributions.  The Company’s matching expense for the plans was $6,363, $6,481, and $6,353 for the years ended December 31, 2020, 2019, and 2018, respectively.  No material amounts are included in the accompanying consolidated balance sheets at December 31, 2020 and 2019 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan.  During the years ended December 31, 2020, 2019, and 2018, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods.  The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the deferred compensation plan at December 31, 2020 and 2019 were approximately $27,491 and $24,531, respectively.

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

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2020	2019	2018

Restricted stock units	$5,061	$5,931	$4,603
Phantom stock units	215	177	214
Total	$5,276	$6,108	$4,817

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2020 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$2,760	0.8
Phantom stock units	-	0.0
Total	$2,760

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

At December 31, 2020, the Company has reserved 2,307,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program.  If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2020		2019		2018
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	842	$17.93	904	$14.77	986	$13.34
Granted	272	18.30	314	19.85	252	18.90
Vested*	(308)	15.70	(361)	11.70	(334)	13.67
Cancelled or forfeited	(13)	19.06	(15)	17.71	-	-
End of year	793	$18.90	842	$17.93	904	$14.77

Expected to vest	793		842		904

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

The number of performance-based RSUs scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2021**	141	-	141
January 1, 2022	174	-	174
January 1, 2023	152	-	152

** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2021 were achieved.

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

The following table summarizes the Company’s phantom stock units activity (number of phantom stock units in thousands):

	Years ended December 31,
	2020		2019		2018
	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit

Outstanding:
Beginning of year	183		170		157
Granted	10	$21.49	10	$17.72	10	$21.35
Dividend equivalents issued	5		3		3
End of year	198		183		170

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

As of December 31, 2020, the Company has accrued environmental liabilities of $11,710, of which $4,929 is included in other accrued liabilities on the accompanying consolidated balance sheet, and $6,781 is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

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

Since 2004, Siliconix has maintained long-term foundry arrangements for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix transferred certain technology to Tower Semiconductor and committed to purchase a minimum amount of semiconductor wafers.  The Company has minimum purchase commitments pursuant to its current arrangements with Tower Semiconductor and other foundry partners of $30,461, $16,011, and $1,560 for the years 2021 through 2023, respectively.  The minimum purchase commitments with Tower Semiconductor are based on a 18-month rolling forecast and, accordingly, the 2022 through 2023 minimum purchase commitments will likely increase.  The Company has the option to purchase wafers in addition to the minimum commitment and, accordingly, actual purchases may be different than the amounts disclosed above.  The Company paid no penalties due to its 2020 purchase commitments.  The Company's 2019 purchases pursuant to its arrangements were less than the minimum purchase commitment and it paid an immaterial penalty.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

The Company's largest customer, TTI, Inc., an electronics distributor, represented approximately 10% of consolidated net revenues in 2019, and slightly less than 10% in 2020.  The loss of this customer could have a material effect on the results of operations of the Company.  No other customers represented greater than 10% of consolidated net revenue in 2020 or 2019.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. As of December 31, 2020, one customer comprised 17.2% of the Company’s accounts receivable balance.  This customer comprised 19.4% of the Company’s accounts receivable balance as of December 31, 2019.  No other customer comprised greater than 10% of the Company’s accounts receivable balance as of December 31, 2020 or December 31, 2019.  The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly.  The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2020, the following financial institutions held over 10% of the Company’s combined cash and cash equivalents and short-term investments balance:

MUFG Bank Ltd.*	20.1%
JPMorgan*	18.7%
HSBC*	12.9%
Bank of China	10.8%

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

Customer requirements and certain laws regarding so called "conflict minerals," which include tantalum, tungsten, tin, and gold, all of which are used in the Company’s products, could result in increased prices and decreased supply of these materials, which could negatively affect the Company’s consolidated results of operations.

Geographic Concentration

The Company has operations outside the United States, and approximately 75% of revenues earned during 2020 were derived from sales to customers outside the United States.  Additionally, as of December 31, 2020, $752,662 of the Company’s cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Some of the Company’s products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability.  This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest.  These conditions could have an adverse impact on the Company’s ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company’s overall financial condition, operating results, and ability to access its liquidity when needed.

As of December 31, 2020 the Company’s cash and cash equivalents and short-term investments were concentrated in the following countries:

Singapore	21.2%
Germany	17.9%
Israel	14.9%
United States	13.5%
People's Republic of China	12.5%
The Republic of China (Taiwan)	8.4%
Other Asia	7.2%
Other Europe	3.2%
Other	1.2%

Certain of the Company's non-U.S. subsidiaries have cash and cash equivalents and short-term investments deposited in U.S. financial institutions.

Vishay has been in operation in Israel for 50 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

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

The Company evaluates business segment performance on operating income, exclusive of certain items ("segment operating income").  Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income.  The Company's calculation of segment operating income excludes such selling, general, and administrative costs as global operations, sales and marketing, information systems, finance and administration groups, as well as restructuring and severance costs, the direct impact of the COVID-19 outbreak, and other items affecting comparability.  Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.  These items represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business.

The Company also regularly evaluates gross profit by segment to assist in the analysis of consolidated gross profit.  The Company considers segment operating income to be the more important metric because it more fully captures the business operations of the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2020:
Net revenues	$501,380	$502,548	$236,616	$606,183	$293,629	$361,542	$-	$2,501,898
Gross Profit	114,236	90,004	66,502	153,214	92,500	70,010	(4,563)	$581,903
Segment Operating Income	76,548	69,663	50,369	130,700	82,472	50,753	(4,563)	$455,942
Depreciation expense	30,835	39,380	16,003	32,531	13,821	17,349	8,198	$158,117
Capital expenditures	18,621	31,960	12,873	21,298	20,730	11,198	6,919	$123,599

Total Assets as of December 31, 2020:	$447,867	$704,606	$341,517	$693,251	$330,092	$438,906	$198,234	$3,154,473

Year ended December 31, 2019:
Net revenues	$509,145	$557,143	$222,986	$657,192	$298,642	$423,197	$-	$2,668,305
Gross Profit	126,026	113,647	53,463	186,707	96,893	94,464	-	$671,200
Segment Operating Income	88,994	94,130	37,145	162,969	86,395	74,063	-	$543,696
Depreciation expense	32,614	38,930	16,803	28,909	13,316	17,253	8,160	$155,985
Capital expenditures	35,131	38,242	12,448	34,395	17,836	9,916	8,673	$156,641

Total Assets as of December 31, 2019:	$404,412	$755,945	$328,871	$653,195	$334,791	$449,823	$193,738	$3,120,775

Year ended December 31, 2018:
Net revenues	$547,643	$712,936	$289,727	$716,394	$301,892	$466,097	$-	$3,034,689
Gross Profit	145,923	196,702	100,219	238,356	98,912	108,412	-	$888,524
Segment Operating Income	106,955	175,752	82,681	214,347	89,224	86,929	-	$755,888
Depreciation expense	32,104	38,197	16,612	26,416	11,292	17,745	7,690	$150,056
Capital expenditures	49,557	57,756	19,935	50,978	29,884	12,200	9,589	$229,899

Total Assets as of December 31, 2018:	$444,356	$804,784	$342,656	$587,595	$287,240	$487,540	$152,027	$3,106,198
________________

	Years ended December 31,
	2020	2019	2018
Reconciliation:
Segment Operating Income	$455,942	$543,696	$755,888
Restructuring and Severance Costs	(743)	(24,139)	-
Impact of COVID-19 on Selling, General, and Administrative Expenses	1,451	-	-
Unallocated Selling, General, and Administrative Expenses	(246,940)	(257,127)	(270,768)
Consolidated Operating Income (Loss)	$209,710	$262,430	$485,120
Unallocated Other Income (Expense)	(51,382)	(36,132)	(68,344)
Consolidated Income Before Taxes	$158,328	$226,298	$416,776

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Years Ended December 31,
	2020	2019	2018
Distributors	$1,328,953	$1,393,412	$1,742,262
OEMs	1,003,090	1,082,701	1,085,292
EMS companies	169,855	192,192	207,135
	$2,501,898	$2,668,305	$3,034,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)

Net revenues were attributable to customers in the following regions:

	Years Ended December 31,
	2020	2019	2018
Asia	$1,028,073	$965,030	$1,193,827
Europe	854,847	993,101	1,081,073
Americas	618,978	710,174	759,789
	$2,501,898	$2,668,305	$3,034,689

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Years Ended December 31,
	2020	2019	2018
Industrial	$864,032	$946,118	$1,139,880
Automotive	796,853	830,876	861,436
Telecommunications	109,001	170,088	200,379
Computing	204,166	182,781	228,831
Consumer Products	118,896	107,983	168,884
Power Supplies	116,966	119,361	144,433
Military and Aerospace	162,484	179,228	162,921
Medical	129,500	131,870	127,925
	$2,501,898	$2,668,305	$3,034,689

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2020	2019	2018

United States	$592,460	$686,985	$743,647
Germany	772,194	910,509	982,082
Other Europe	103,475	113,473	123,846
Israel	16,609	17,787	13,299
Asia	1,017,160	939,551	1,171,815
	$2,501,898	$2,668,305	$3,034,689

The following table summarizes property and equipment based on physical location:

	December 31,
	2020	2019

United States	$95,570	$100,163
Germany	199,076	179,218
Other Europe	118,604	116,883
Israel	79,267	92,636
People's Republic of China	201,848	215,139
Republic of China (Taiwan)	167,177	161,374
Other Asia	77,024	81,338
Other	4,599	4,774
	$943,165	$951,525

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2020	2019	2018

Numerator:
Net earnings attributable to Vishay stockholders	$122,923	$163,936	$345,758

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,641	144,427	144,202
Outstanding phantom stock units	195	181	168
Adjusted weighted average shares - basic	144,836	144,608	144,370

Effect of dilutive securities:
Convertible debt instruments	30	100	9,707
Restricted stock units	362	428	545
Dilutive potential common shares	392	528	10,252

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	145,228	145,136	154,622

Basic earnings per share attributable to Vishay stockholders	$0.85	$1.13	$2.39

Diluted earnings per share attributable to Vishay stockholders	$0.85	$1.13	$2.24

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2020	2019	2018

Convertible debt instruments:
Convertible Senior Debentures, due 2041	100	301	-
Convertible Senior Notes, due 2025	17,062	19,063	10,468
Weighted average other	341	315	266

The Company's convertible debt instruments are only convertible for specified periods upon the occurrence of certain events.  The Company's convertible debentures due 2040 became convertible subsequent to the December 31, 2020 evaluation of the conversion criteria.  In periods that the convertible debt instruments are not convertible, the certain conditions which could trigger conversion of the debt instruments have been deemed to be non-substantive, and accordingly, the Company assumes the conversion of these instruments in its diluted earnings per share computation during periods in which they are dilutive.

The Company, upon conversion, will repay the principal amounts of the convertible debt instruments in cash and settle any additional amounts in shares of Vishay common stock. Prior to the adoption of ASU No. 2020-06 on January 1, 2020, the convertible instruments are included in the diluted earnings per share computation using the “treasury stock method” (similar to options and warrants) rather than the “if converted method” otherwise required for convertible debt.  Under the “treasury stock method,” Vishay calculates the number of shares issuable under the terms of the convertible instruments based on the average market price of Vishay common stock during the period, and that number is included in the total diluted shares figure for the period.  If the average market price is less than $12.22, no shares are included in the diluted earnings per share computation for the convertible senior debentures due 2040 and if the average market price is less than $31.36 no shares are included in the diluted earnings per share computation for the convertible senior notes due 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired, consist of the following:

	Years ended December 31,
	2020	2019	2018

Accounts receivable	$4,662	$66,158	$(62,433)
Inventories	(24,204)	18,762	(80,182)
Prepaid expenses and other current assets	12,692	271	(11,670)
Accounts payable	18,485	(43,791)	(2,277)
Other current liabilities	6,157	(52,929)	54,745
Net change in operating assets and liabilities	$17,792	$(11,529)	$(101,817)

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2020
Assets:
Assets held in rabbi trusts	$57,892	$34,145	$23,747	$-
Available for sale securities	$4,917	4,917	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,446	9,446	-	-
Fixed income securities	$18,105	18,105	-	-
Cash	$46,783	46,783	-	-
	$137,143	$113,396	$23,747	$-

December 31, 2019
Assets:
Assets held in rabbi trusts	$52,148	$34,280	$17,868	$-
Available for sale securities	$4,405	4,405	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$10,534	10,534	-	-
Fixed income securities	$16,381	16,381	-	-
Cash	$46,714	46,714	-	-
	$130,182	$112,314	$17,868	$-

As described in Note 6, the Company allocated the aggregate repurchase payment of convertible debt instruments between the associated liability and equity components of the repurchased convertible senior debentures based on a nonrecurring fair value measurement of the convertible senior debentures immediately prior to the repurchases.  The nonrecurring fair value measurements are considered Level 3 measurements.  See Note 6 for further information on the measurements and inputs.

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

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $100,000 as of December 31, 2020.  There were no such contracts outstanding as of December 31, 2019.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated statement of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of December 31, 2020.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the deferred financing costs, at December 31, 2020 and 2019 is approximately $491,400 and $632,200, respectively, compared to its carrying value, excluding the derivative liability and capitalized deferred financing costs, of $406,398 and $515,931, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At December 31, 2020 and 2019, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At December 31, 2020 and 2019, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the accompanying consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 20 – Goodwill and Other Intangible Assets

The Company performs its annual goodwill impairment test as of the first day of the fiscal fourth quarter.  No impairment was identified as a result of the Company's annual impairment tests for 2020, 2019, and 2018.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2020 and 2019 were as follows:

	Optoelectronic Components	Resistors	Inductors	Total

Balance at December 31, 2018	$96,849	$24,816	$25,815	$147,480
Bi-Metallix acquisition	-	3,324	-	3,324
Exchange rate effects	-	(162)	-	(162)
Balance at December 31, 2019	$96,849	$27,978	$25,815	$150,642
Applied Thin-Film Products acquisition	-	6,548	-	6,548
Exchange rate effects	-	993	-	993
Balance at December 31, 2020	$96,849	$35,519	$25,815	$158,183

Other intangible assets are as follows:

	December 31, 2020	December 31, 2019

Intangible assets subject to amortization:
Patents and acquired technology	$21,259	$31,125
Capitalized software	58,419	55,862
Customer relationships	71,454	59,603
Tradenames	23,105	22,510
	174,237	169,100
Accumulated amortization:
Patents and acquired technology	(14,340)	(24,905)
Capitalized software	(52,990)	(50,976)
Customer relationships	(28,659)	(23,871)
Tradenames	(11,453)	(8,689)
	(107,442)	(108,441)
Net Intangible Assets Subject to Amortization	$66,795	$60,659

Amortization expense (excluding capitalized software) was $8,113, $8,476, and $11,807, for the years ended December 31, 2020, 2019, and 2018, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2020 for each of the next five years is as follows:

2021	$7,920
2022	7,227
2023	6,992
2024	6,652
2025	6,384