Form 10-Q
period 2021-04-03
VISHAY INTERTECHNOLOGY INC
filed 2021-05-04
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 3, 2021

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
☐ Yes  ☒ No

As of April 30, 2021 the registrant had 132,710,732 shares of its common stock and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
April 3, 2021

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	April 3, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$643,847	$619,874
Short-term investments	137,348	158,476
Accounts receivable, net	385,238	338,632
Inventories:
Finished goods	129,310	120,792
Work in process	212,273	201,259
Raw materials	132,373	126,200
Total inventories	473,956	448,251

Prepaid expenses and other current assets	140,536	132,103
Total current assets	1,780,925	1,697,336

Property and equipment, at cost:
Land	75,339	76,231
Buildings and improvements	629,550	641,041
Machinery and equipment	2,705,346	2,732,771
Construction in progress	94,981	86,520
Allowance for depreciation	(2,587,948)	(2,593,398)
Property and equipment, net	917,268	943,165

Right of use assets	98,001	102,440

Goodwill	157,693	158,183

Other intangible assets, net	64,123	66,795

Other assets	192,552	186,554
Total assets	$3,210,562	$3,154,473

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	April 3, 2021	December 31, 2020
	(Unaudited)
Liabilities, temporary equity, and equity
Current liabilities:
Trade accounts payable	$206,741	$196,203
Payroll and related expenses	136,069	141,034
Lease liabilities	21,275	22,074
Other accrued expenses	197,246	182,642
Income taxes	26,715	20,470
Total current liabilities	588,046	562,423

Long-term debt less current portion	453,213	394,886
U.S. transition tax payable	125,438	125,438
Deferred income taxes	1,856	1,852
Long-term lease liabilities	82,260	86,220
Other liabilities	103,881	104,356
Accrued pension and other postretirement costs	287,407	300,113
Total liabilities	1,642,101	1,575,288

Redeemable convertible debentures	-	170

Equity:
Vishay stockholders' equity
Common stock	13,271	13,256
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,345,284	1,409,200
Retained earnings	217,214	138,990
Accumulated other comprehensive income (loss)	(11,526)	13,559
Total Vishay stockholders' equity	1,565,453	1,576,215
Noncontrolling interests	3,008	2,800
Total equity	1,568,461	1,579,015
Total liabilities, temporary equity, and equity	$3,210,562	$3,154,473

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	April 3, 2021	April 4, 2020

Net revenues	$764,632	$612,841
Costs of products sold	561,683	465,601
Gross profit	202,949	147,240

Selling, general, and administrative expenses	105,685	99,832
Operating income	97,264	47,408

Other income (expense):
Interest expense	(4,376)	(8,552)
Loss on early extinguishment of debt	-	(2,920)
Other	(5,731)	198
Total other income (expense)	(10,107)	(11,274)

Income before taxes	87,157	36,134

Income tax expense	15,514	8,750

Net earnings	71,643	27,384

Less: net earnings attributable to noncontrolling interests	208	165

Net earnings attributable to Vishay stockholders	$71,435	$27,219

Basic earnings per share attributable to Vishay stockholders	$0.49	$0.19

Diluted earnings per share attributable to Vishay stockholders	$0.49	$0.19

Weighted average shares outstanding - basic	144,968	144,792

Weighted average shares outstanding - diluted	145,463	145,295

Cash dividends per share	$0.095	$0.095

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	April 3, 2021	April 4, 2020

Net earnings	$71,643	$27,384

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,864	1,601

Foreign currency translation adjustment	(26,949)	(23,129)

Other comprehensive income (loss)	(25,085)	(21,528)

Comprehensive income	46,558	5,856

Less: comprehensive income attributable to noncontrolling interests	208	165

Comprehensive income attributable to Vishay stockholders	$46,350	$5,691

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	April 3, 2021	April 4, 2020

Operating activities
Net earnings	$71,643	$27,384
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,146	41,520
Gain on disposal of property and equipment	(177)	(45)
Accretion of interest on convertible debt instruments	-	3,637
Inventory write-offs for obsolescence	4,784	5,643
Deferred income taxes	901	(3,517)
Loss on extinguishment of debt	-	2,920
Other	5,728	3,524
Net change in operating assets and liabilities	(67,703)	(46,588)
Net cash provided by operating activities	57,322	34,478

Investing activities
Capital expenditures	(28,527)	(24,328)
Proceeds from sale of property and equipment	200	53
Purchase of short-term investments	(12,853)	(35,463)
Maturity of short-term investments	29,519	-
Other investing activities	347	(1,507)
Net cash used in investing activities	(11,314)	(61,245)

Financing activities
Repurchase of convertible debt instruments	(300)	(19,849)
Net proceeds on revolving credit lines	-	54,000
Net changes in short-term borrowings	-	85
Dividends paid to common stockholders	(12,608)	(12,592)
Dividends paid to Class B common stockholders	(1,149)	(1,149)
Cash withholding taxes paid when shares withheld for vested equity awards	(1,963)	(1,991)
Net cash provided by (used in) financing activities	(16,020)	18,504
Effect of exchange rate changes on cash and cash equivalents	(6,015)	(5,167)

Net increase (decrease) in cash and cash equivalents	23,973	(13,430)

Cash and cash equivalents at beginning of period	619,874	694,133
Cash and cash equivalents at end of period	$643,847	$680,703

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$13,235	$1,210	$1,425,170	$72,180	$(26,646)	$1,485,149	$2,540	$1,487,689
Cumulative effect of accounting change for adoption of ASU 2016-13	-	-	-	(1,070)	-	(1,070)	-	(1,070)
Net earnings (loss)	-	-	-	27,219	-	27,219	165	27,384
Other comprehensive income	-	-	-	-	(21,528)	(21,528)	-	(21,528)
Conversion of Class B shares (18 shares)	-	-	-	-	-	-	-	-
Temporary equity reclassification	-	-	174	-	-	174	-	174
Issuance of stock and related tax withholdings for vested restricted stock units (199,251 shares)	20	-	(2,011)	-	-	(1,991)	-	(1,991)
Dividends declared ($0.095 per share)	-	-	18	(13,759)	-	(13,741)	-	(13,741)
Stock compensation expense	-	-	2,998	-	-	2,998	-	2,998
Repurchase of convertible debentures due 2040 and due 2042	-	-	(10,089)	-	-	(10,089)	-	(10,089)
Balance at April 4, 2020	$13,255	$1,210	$1,416,260	$84,570	$(48,174)	$1,467,121	$2,705	$1,469,826

Balance at December 31, 2020	13,256	1,210	1,409,200	138,990	13,559	1,576,215	2,800	1,579,015
Cumulative effect of accounting change for adoption of ASU 2020-06 (see Note 1)	-	-	(66,078)	20,566	-	(45,512)	-	(45,512)
Net earnings	-	-	-	71,435	-	71,435	208	71,643
Other comprehensive income (loss)	-	-	-	-	(25,085)	(25,085)	-	(25,085)
Issuance of stock and related tax withholdings for vested restricted stock units (149,722 shares)	15	-	(1,978)	-	-	(1,963)	-	(1,963)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	4,120	-	-	4,120	-	4,120
Balance at April 3, 2021	$13,271	$1,210	$1,345,284	$217,214	$(11,526)	$1,565,453	$3,008	$1,568,461

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The results of operations for the fiscal quarter and three fiscal months ended April 3, 2021 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2021 end on April 3, 2021, July 3, 2021, October 2, 2021, and December 31, 2021, respectively.  The four fiscal quarters in 2020 ended on April 4, 2020, July 4, 2020, October 3, 2020, and December 31, 2020, respectively.

Recently Adopted Accounting Guidance

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-06, Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.  The ASU simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible debt instruments.  The ASU reduces the number of accounting models available for convertible debt instruments, requires the use of the if-converted method for the calculation of diluted earnings per share for convertible debt instruments, and increases disclosure requirements.  The Company adopted the ASU effective January 1, 2021 using a modified retrospective approach.  Upon adoption, Company recorded a $66,078 decrease in additional paid in capital from the derecognition of the bifurcated equity component of the convertible debt instruments, a $59,246 increase in debt from the derecognition of the discount associated with the bifurcated equity component of the convertible debt instruments and a $20,566 increase to the opening balance of retained earnings, representing the cumulative interest expense, net of tax effects, recognized related to the amortization of the bifurcated conversion option.  The adoption of the ASU did not have a significant impact on the diluted sharecount due to Vishay exercising existing rights to legally amend the indenture governing the convertible senior notes due 2025.  See Note 5.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	April 3, 2021	December 31, 2020
Right of use assets
Operating Leases
Buildings and improvements	$92,951	$97,429
Machinery and equipment	5,050	5,011
Total	$98,001	$102,440
Current lease liabilities
Operating Leases
Buildings and improvements	$18,622	$19,370
Machinery and equipment	2,653	2,704
Total	$21,275	$22,074
Long-term lease liabilities
Operating Leases
Buildings and improvements	$79,895	$83,926
Machinery and equipment	2,365	2,294
Total	$82,260	$86,220
Total lease liabilities	$103,535	$108,294

Lease expense is classified on the statement of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended
	April 3, 2021	April 4, 2020
Lease expense
Operating lease expense	$6,152	$5,652
Short-term lease expense	325	194
Variable lease expense	127	23
Total lease expense	$6,604	$5,869

The Company paid $6,161 and $5,609 for its operating leases in the three fiscal months ended April 3, 2021 and April 4, 2020, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.7 years and the weighted-average discount rate is 5.9% as of April 3, 2021.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

April 3, 2021
2021 (excluding the three fiscal months ended April 3, 2021)	$16,736
2022	19,360
2023	16,198
2024	14,165
2025	13,026
Thereafter	54,010

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Restructuring and Related Activities

In 2019, the Company announced global cost reduction and management rejuvenation programs as part of its continuous efforts to improve efficiency and operating performance.  The programs were primarily designed to reduce manufacturing fixed costs and selling, general, and administrative costs company-wide, and provide management rejuvenation.  These programs are fully implemented.  The Company incurred total charges of $24,882, primarily related to cash severance costs, to implement these programs.

The following table summarizes the activity to date related to this program:

Expense recorded in 2019	$24,139
Cash paid	(1,330)
Foreign currency translation	35
Balance at December 31, 2019	$22,844
Expense recorded in 2020	743
Cash paid	(10,813)
Foreign currency translation	683
Balance at December 31, 2020	$13,457
Cash paid	(8,447)
Foreign currency translation	(96)
Balance at April 3, 2021	$4,914

The payment terms vary by country, but generally are paid in a lump sum at cessation of employment.  Some payments are made over an extended period.  The current portion of the liability is $3,479 and is included in other accrued expenses on the consolidated condensed balance sheet.  The non-current portion of the liability is $1,435 and is included in other liabilities on the consolidated condensed balance sheet.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended April 3, 2021 and April 4, 2020 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

The Company adjusted its deferred tax balances by $12,127 upon the adoption of ASU No. 2020-06 on January 1, 2021, which was included in the cumulative-effect adjustment recorded to retained earnings.  See Note 1.

The Company recognized a tax benefit of $4,395 due to a change in tax regulations during the fiscal quarter ended April 3, 2021.

During the fiscal quarter ended April 3, 2021, the liabilities for unrecognized tax benefits decreased by $1,485 on a net basis, primarily due to a payment and currency translation adjustments, partially offset by accruals for current year tax positions and interest.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	April 3, 2021	December 31, 2020

Credit facility	$-	$-
Convertible senior notes, due 2025	465,344	406,268
Convertible senior debentures, due 2040	-	130
Deferred financing costs	(12,131)	(11,512)
	453,213	394,886
Less current portion	-	-
	$453,213	$394,886

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2025 as of April 3, 2021:

Convertible Senior Notes Due 2025
Issuance date	June 12, 2018
Maturity date	June 15, 2025
Principal amount as of April 3, 2021	$465,344
Cash coupon rate (per annum)	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%
Conversion rate effective March 16, 2021 (per $1 principal amount)	31.8965
Effective conversion price effective March 16, 2021 (per share)	$31.35
% of the conversion price (per share)	$40.76
Call date	n/a

Effective January 1, 2021, Vishay adopted ASU No. 2020-06.  Upon adoption, Vishay derecognized the bifurcated equity component, debt discount, and deferred taxes and remeasured the deferred financing costs associated with its convertible debt instruments.  See Note 1.  The carrying value of Vishay's convertible debt instruments is now equal to the outstanding principal amount and interest expense is now equal to the cash interest paid.  The remeasured deferred financing costs continue to be recognized as non-cash interest expense.

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

Upon conversion of the convertible senior notes due 2025, Vishay will satisfy its conversion obligations by paying $1 cash per $1 principal amount of converted notes and settle any additional amounts due in common stock.

The quarterly cash dividend program of the Company results in adjustments to the conversion rate and effective conversion price for the convertible senior notes due 2025 effective as of the ex-dividend date of each cash dividend.  The conversion rate and effective conversion price for the convertible senior notes due 2025 is adjusted for quarterly cash dividends to the extent such dividends exceed $0.085 per share of common stock.

As of December 31, 2020, there were $300 of convertible senior debentures due 2040 outstanding.  On January 5, 2021, Vishay gave notice to the holders of its convertible senior debentures due 2040 that Vishay would redeem the debentures on February 4, 2021.  The redemption price was paid in cash and was equal to 100% of the principal amount plus accrued but unpaid interest to, but excluding February 4, 2021.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The carrying value of the convertible senior notes due 2025 was $465,344 as of April 3, 2021.  The carrying value of the liability and equity components of the convertible debt instruments prior to the adoption of ASU No. 2020-06 are reflected in the Company’s consolidated condensed balance sheet as follows:

	Principal amount of the debt instruments	Unamortized discount	Carrying value of liability component	Equity component (including temporary equity) -net carrying value
December 31, 2020
Convertible senior notes due 2025	$465,344	(59,076)	$406,268	$66,127
Convertible senior debentures due 2040	$300	(170)	$130	$121
Total	$465,644	$(59,246)	$406,398	$66,248

Interest is payable on the convertible debt instruments semi-annually at the cash coupon rate.  Prior to the adoption of ASU 2020-06 on January 1, 2021, the debt discount associated with the convertible debt instruments was amortized as additional non-cash interest expense using an effective annual interest rate equal to the Company’s estimated nonconvertible debt borrowing rate at the time of issuance.

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debt instruments
April 3, 2021
Convertible senior notes due 2025	$2,618	-	433	$3,051

April 4, 2020
Convertible senior notes due 2025	$3,375	3,617	454	$7,446
Convertible senior debentures	$44	20	-	$64
Total	$3,419	$3,637	$454	$7,510

Other non-cash interest expense includes amortization of deferred financing costs.  Interest expense related to the convertible senior debentures was immaterial in 2021.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended
	April 3, 2021	April 4, 2020
Beginning balance	$39,629	$40,508
Sales allowances	23,796	22,632
Credits issued	(28,446)	(27,982)
Foreign currency	(530)	(346)
Ending balance	$34,449	$34,812

See disaggregated revenue information in Note 10.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2021	$(77,075)	$90,634	$13,559
Other comprehensive income before reclassifications	-	(26,949)	$(26,949)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(26,949)	$(26,949)
Amounts reclassified out of AOCI	2,659	-	$2,659
Tax effect	(795)	-	$(795)
Amounts reclassified out of AOCI, net of tax	1,864	-	$1,864
Net other comprehensive income	$1,864	$(26,949)	$(25,085)
Balance at April 3, 2021	$(75,211)	$63,685	$(11,526)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2021 and 2020 for the Company’s defined benefit pension plans:

	Fiscal quarter ended April 3, 2021		Fiscal quarter ended April 4, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,190	$-	$1,074
Interest cost	254	754	342	924
Expected return on plan assets	-	(417)	-	(495)
Amortization of prior service cost	36	51	36	30
Amortization of losses	447	1,884	298	1,592
Curtailment and settlement losses	-	199	-	229
Net periodic benefit cost	$737	$3,661	$676	$3,354

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2021 and 2020 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended April 3, 2021		Fiscal quarter ended April 4, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$25	$71	$28	$69
Interest cost	41	11	59	15
Amortization of losses (gains)	13	29	7	31
Net periodic benefit cost	$79	$111	$94	$115

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	April 3, 2021	April 4, 2020

Restricted stock units	$3,911	$2,783
Phantom stock units	209	215
Total	$4,120	$2,998

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at April 3, 2021 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$5,885	1.1
Phantom stock units	-	n/a
Total	$5,885

The Company currently expects all performance-based RSUs to vest and all of the associated unrecognized compensation cost for performance-based RSUs presented in the table above to be recognized.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity under the 2007 Program as of April 3, 2021 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2021	793	$18.90
Granted	319	22.07
Vested*	(235)	18.79
Cancelled or forfeited	-	-
Outstanding at April 3, 2021	877	$20.08

Expected to vest at April 3, 2021	877

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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2022	174	-	174
January 1, 2023	152	-	152
January 1, 2024	165	-	165

Phantom Stock Units

Phantom stock unit activity under the phantom stock plan as of April 3, 2021 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2021	198
Granted	10	$20.89
Dividend equivalents issued	1
Outstanding at April 3, 2021	209

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 10 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other*	Total
Fiscal quarter ended April 3, 2021:
Net revenues	$153,223	$157,178	$77,771	$186,602	$83,458	$106,400	$-	$764,632

Gross profit	$37,108	$34,416	$25,626	$53,973	$27,751	$24,075	$-	$202,949

Segment operating income	$27,207	$28,821	$21,210	$47,376	$25,290	$18,863	$-	$168,767

Fiscal quarter ended April 4, 2020:
Net revenues	$116,893	$115,343	$54,179	$159,208	$73,785	$93,433	$-	$612,841

Gross profit	$28,152	$19,518	$14,585	$44,773	$22,987	$20,355	$(3,130)	$147,240

Segment operating income	$18,658	$14,422	$10,686	$38,885	$20,310	$15,070	$(3,130)	$114,901

*Amounts reported in Corporate/Other above represent unallocated costs directly related to the COVID-19 pandemic, which are reported as costs of products sold on the consolidated condensed statement of operations.

	Fiscal quarters ended
	April 3, 2021	April 4, 2020
Reconciliation:
Segment Operating Income	$168,767	$114,901
Impact of COVID-19 Pandemic on Selling, General, and Administrative Expenses	-	(317)
Unallocated Selling, General, and Administrative Expenses	(71,503)	(67,176)
Consolidated Operating Income	$97,264	$47,408
Unallocated Other Income (Expense)	(10,107)	(11,274)
Consolidated Income Before Taxes	$87,157	$36,134

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended
	April 3, 2021	April 4, 2020
Distributors	$424,125	$305,446
OEMs	294,637	261,129
EMS companies	45,870	46,266
Total Revenue	$764,632	$612,841

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended
	April 3, 2021	April 4, 2020
Asia	$322,460	$217,084
Europe	268,323	233,052
Americas	173,849	162,705
Total Revenue	$764,632	$612,841

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended
	April 3, 2021	April 4, 2020
Industrial	$270,801	$215,111
Automotive	255,973	201,943
Telecommunications	24,902	29,692
Computing	59,899	45,223
Consumer Products	40,795	20,553
Power Supplies	35,246	25,194
Military and Aerospace	41,538	43,935
Medical	35,478	31,190
Total revenue	$764,632	$612,841

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended
	April 3, 2021	April 4, 2020

Numerator:
Net earnings attributable to Vishay stockholders	$71,435	$27,219

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,760	144,599
Outstanding phantom stock units	208	193
Adjusted weighted average shares - basic	144,968	144,792

Effect of dilutive securities:
Convertible debt instruments	9	95
Restricted stock units	486	408
Dilutive potential common shares	495	503

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	145,463	145,295

Basic earnings per share attributable to Vishay stockholders	$0.49	$0.19

Diluted earnings per share attributable to Vishay stockholders	$0.49	$0.19

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	April 3, 2021	April 4, 2020
Convertible debt instruments:
Convertible senior notes due 2025	-	19,088
Convertible senior debentures due 2041	-	88
Weighted average other	317	325

If the average market price of Vishay common stock is less than the effective conversion price of the convertible senior notes due 2025, no shares are included in the diluted earnings per share computation for the convertible senior notes due 2025.  Upon Vishay exercising its existing right to legally amend the indenture governing the convertible senior notes due 2025, Vishay will satisfy its conversion obligations by paying $1 cash per $1 principal amount of converted notes and settle any additional amounts due in common stock.  Accordingly, the notes are not anti-dilutive when the average market price of Vishay common stock is less than the effective conversion price of the convertible senior notes due 2025.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
April 3, 2021
Assets:
Assets held in rabbi trusts	$56,143	$31,352	$24,791	$-
Available for sale securities	$4,641	4,641	-	-
	$60,784	$35,993	$24,791	$-
December 31, 2020
Assets:
Assets held in rabbi trusts	$57,892	$34,145	23,747	$-
Available for sale securities	$4,917	4,917	-	-
	$62,809	$39,062	$23,747	$-

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

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $100,000 as of April 3, 2021 and December 31, 2020.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated condensed statement of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of April 3, 2021 and December 31, 2020.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at April 3, 2021 and December 31, 2020 is approximately $517,700 and $491,400, respectively, compared to its carrying value, excluding the deferred financing costs, of $465,344 and $406,398, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At April 3, 2021 and December 31, 2020, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At April 3, 2021 and December 31, 2020, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company’s financial instruments also include accounts receivable, short-term notes payable, and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis ("MD&A") is intended to provide an understanding of Vishay's financial condition, results of operations and cash flows by focusing on changes in certain key measures from period to period. The MD&A should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in Item 1.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K, particularly in Item 1A. "Risk Factors," filed with the Securities and Exchange Commission on February 24, 2021.

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

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our worldwide R&D and engineering technical staff; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.  In addition to our growth plan, we also have opportunistically repurchased our stock and, as further described below, reduced dilution risks by repurchasing all of our convertible senior debentures.  Over the next few years, we expect to experience higher growth rates than over the last decade. This expectation is based upon accelerated electrification, such as factory automation, electrical vehicles, and 5G infrastructure.

In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay.  We have paid dividends each quarter since the first fiscal quarter of 2014, and currently pay quarterly cash dividends of $0.095 per share.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

On May 20, 2020, our Board of Directors authorized a program to repurchase up to $200 million of the outstanding convertible senior notes due 2025 in open market repurchases or through privately negotiated transactions.  Such transactions provide us more flexibility to adjust our debt levels if necessary.  We have repurchased $134.7 million principal amount of convertible senior notes pursuant to this program.  On February 4, 2021, we redeemed the remaining convertible senior debentures.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  The worldwide economy and, specifically, our business were impacted by the outbreak of the coronavirus ("COVID-19"), particularly in 2020.  The pandemic significantly impacted the global market, including our customers, suppliers, and shipping partners, which impacted our net revenues.  In 2020, we also incurred incremental costs separable from normal operations that are directly attributable to the pandemic and containment efforts, primarily salaries and wages for employees impacted by quarantines and additional safety measures, including masks and temperature scanners, which were partially offset by government subsidies.  Directly attributable costs of the pandemic are no longer incremental and have become part of normal operations.  Accordingly, in 2021, they are considered in our normal operating costs.  We excluded indirect financial changes such as general macroeconomic effects and higher shipping costs due to reduced shipping capacity from the COVID-19 amounts reported.

We believe the economic impact of the COVID-19 pandemic on Vishay will be temporary.  We have significant liquidity to withstand the temporary disruptions in the economic environment.  However, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  The global cost reduction and management rejuvenation programs that we began as part of our continuous efforts to improve efficiency and operating performance in 2019 have been fully implemented.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The COVID-19 pandemic impacted almost all key financial metrics in 2020.  We experienced a broad recovery in orders and sales beginning in the third fiscal quarter of 2020 that continued to accelerate in the first fiscal quarter.  The increases in orders and sales positively impacted almost all key financial metrics.

Net revenues for the fiscal quarter ended April 3, 2021 were $764.6 million, compared to $667.2 million and $612.8 million for the fiscal quarters ended December 31, 2020 and April 4, 2020, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended April 3, 2021 were $71.4 million, or $0.49 per diluted share, compared to $37.6 million, or $0.26 per diluted share for the fiscal quarter ended December 31, 2020, and $27.2 million, or $0.19 per diluted share for the fiscal quarter ended April 4, 2020.

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

Net earnings attributable to Vishay stockholders for the fiscal quarters ended April 3, 2021, December 31, 2020, and April 4, 2020 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	April 4, 2020

GAAP net earnings attributable to Vishay stockholders	$71,435	$37,567	$27,219

Reconciling items affecting gross income:
Impact of COVID-19 pandemic	$-	$268	$3,130

Other reconciling items affecting operating income:
Impact of COVID-19 pandemic	$-	$(580)	$317

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	$-	$553	$2,920

Reconciling items affecting tax expense:
Change in tax regulation	$(4,395)	$-	$-
Change in deferred taxes due to early extinguishment of debt	-	(217)	(1,346)
Effects of changes in uncertain tax positions	-	3,751	-
Tax effects of pre-tax items above	-	(12)	(1,482)

Adjusted net earnings	$67,040	$41,330	$30,758

Adjusted weighted average diluted shares outstanding	145,463	145,251	145,295

Adjusted earnings per diluted share	$0.46	$0.28	$0.21

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	April 4, 2020
Net cash provided by continuing operating activities	$57,322	$125,699	$34,478
Proceeds from sale of property and equipment	200	110	53
Less: Capital expenditures	(28,527)	(52,798)	(24,328)
Free cash	$28,995	$73,011	$10,203

Our results for the fiscal quarters ended April 3, 2021 and December 31, 2020 represent the continuation of the sharp and broad recovery that we began to experience in the third fiscal quarter of 2020.  Our results for the fiscal quarter ended April 4, 2020 represent the beginning of an expected recovery from the normalization of demand experienced in 2019, which was negatively impacted by the beginning of the COVID-19 pandemic.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2020 through the first fiscal quarter of 2021 (dollars in thousands):

	1st Quarter 2020	2nd Quarter 2020	3rd Quarter 2020	4th Quarter 2020	1st Quarter 2021

Net revenues	$612,841	$581,717	$640,160	$667,180	$764,632

Gross profit margin(1)	24.0%	22.5%	23.7%	22.8%	26.5%

Operating margin(2)	7.7%	7.0%	9.6%	9.0%	12.7%

End-of-period backlog	$1,005,200	$914,300	$927,900	$1,239,800	$1,731,200

Book-to-bill ratio	1.17	0.82	0.99	1.44	1.67

Inventory turnover	4.2	3.9	4.4	4.6	4.8

Change in ASP vs. prior quarter	(1.1)%	0.1%	(1.1)%	(0.3)%	(0.5)%
_________________________________________
(1) Gross margin for the first, second, third, and fourth fiscal quarters of 2020 includes $3.1 million, $0.9 million, $0.2 million, and $0.3 million, respectively, of expenses directly related to the COVID-19 pandemic.
(2) Operating margin for the second fiscal quarter of 2020 includes $0.7 million of restructuring and severance expenses (see Note 3 to our consolidated condensed financial statements).  Operating margin for the first, second, third, and fourth fiscal quarters of 2020 also includes in total $3.4 million, $0.2 million, $(0.2) million, and $(0.3) million, respectively, of expenses (benefits) directly related to the COVID-19 pandemic.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and the first fiscal quarter of 2020.  The recovery in demand that began in the third fiscal quarter of 2020 accelerated further in the first fiscal quarter of 2021.  Quarterly orders and backlog reached all-time highs.  The high order level and rapid increase in our manufacturing capacities substantially increased revenues.  The increased orders significantly increased the book-to-bill ratio and the backlog.  Distributor inventory levels continued to decrease in the first fiscal quarter of 2021.  Pressure on average selling prices has decreased during the broad recovery and is currently continuing to decrease.

Gross profit margin increased versus the prior fiscal quarter and the first fiscal quarter of 2020.  The increases are primarily due to increased volume and manufacturing efficiencies.

The book-to-bill ratio in the first fiscal quarter of 2021 increased to 1.67 versus 1.44 in the fourth fiscal quarter of 2020.  The book-to-bill ratios in the first fiscal quarter of 2021 for distributors and original equipment manufacturers ("OEM") were 1.89 and 1.41, respectively, versus ratios of 1.89 and 0.96, respectively, during the fourth fiscal quarter of 2020.

For the second fiscal quarter of 2021, we anticipate revenues between $790 million and $830 million at a gross margin of 27.3% plus/minus 60 basis points.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2020 through the first fiscal quarter of 2021 (dollars in thousands):

	1st Quarter 2020	2nd Quarter 2020	3rd Quarter 2020	4th Quarter 2020	1st Quarter 2021
MOSFETs
Net revenues	$116,893	$118,944	$133,976	$131,567	$153,223

Book-to-bill ratio	1.12	0.97	0.93	1.64	1.97

Gross profit margin	24.1%	22.7%	22.1%	22.4%	24.2%

Segment operating margin	16.0%	14.8%	15.0%	15.3%	17.8%

Diodes
Net revenues	$115,343	$124,187	$123,744	$139,274	$157,178

Book-to-bill ratio	1.36	0.61	1.05	1.65	1.85

Gross profit margin	16.9%	20.1%	16.8%	17.8%	21.9%

Segment operating margin	12.5%	16.0%	12.8%	14.1%	18.3%

Optoelectronic Components
Net revenues	$54,179	$49,130	$64,955	$68,352	$77,771

Book-to-bill ratio	1.40	0.96	0.97	1.46	1.66

Gross profit margin	26.9%	23.9%	32.8%	27.7%	33.0%

Segment operating margin	19.7%	16.2%	26.5%	21.3%	27.3%

Resistors
Net revenues	$159,208	$140,412	$145,362	$161,201	$186,602

Book-to-bill ratio	1.05	0.73	1.06	1.24	1.50

Gross profit margin	28.1%	23.2%	24.2%	25.3%	28.9%

Segment operating margin	24.4%	19.9%	20.7%	21.0%	25.4%

Inductors
Net revenues	$73,785	$65,185	$79,399	$75,260	$83,458

Book-to-bill ratio	0.98	0.96	0.96	1.03	1.13

Gross profit margin	31.2%	31.1%	33.5%	30.1%	33.3%

Segment operating margin	27.5%	27.2%	30.4%	27.0%	30.3%

Capacitors
Net revenues	$93,433	$83,859	$92,724	$91,526	$106,400

Book-to-bill ratio	1.20	0.90	0.95	1.54	1.73

Gross profit margin	21.8%	18.1%	19.8%	17.5%	22.6%

Segment operating margin	16.1%	12.5%	14.8%	12.5%	17.7%

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was weaker during the first fiscal quarter of 2020 compared to the prior fiscal quarter and prior year quarter, with the translation of foreign currency revenues and expenses into U.S. dollars  increasing reported revenues and expenses versus the prior fiscal quarter and prior year quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold for the first fiscal quarter of 2021 have been unfavorably impacted compared to the prior fiscal quarter and prior year quarter by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	April 4, 2020
Cost of products sold	73.5%	77.2%	76.0%
Gross profit	26.5%	22.8%	24.0%
Selling, general & administrative expenses	13.8%	13.8%	16.3%
Operating income	12.7%	9.0%	7.7%
Income before taxes and noncontrolling interest	11.4%	7.0%	5.9%
Net earnings attributable to Vishay stockholders	9.3%	5.6%	4.4%
________
Effective tax rate	17.8%	19.0%	24.2%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	April 4, 2020
Net revenues	$764,632	$667,180	$612,841

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 3, 2021
	Change in net revenues	% change
December 31, 2020	$97,452	14.6%
April 4, 2020	$151,791	24.8%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	14.7%	21.8%
Decrease in average selling prices	-0.5%	-1.4%
Foreign currency effects	0.5%	3.4%
Acquisition	0.0%	1.0%
Other	-0.1%	0.0%
Net change	14.6%	24.8%

Demand for our products began to be negatively impacted by the COVID-19 pandemic in the first fiscal quarter of 2020. We experienced a significant decrease in demand in the second fiscal quarter of 2020 followed by a broad recovery beginning in the third fiscal quarter of 2020 that accelerated through the first fiscal quarter of 2021.  The increasing demand resulted in increased net revenues compared to the prior fiscal quarter and prior year quarter.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended April 3, 2021 were 26.5%, versus 22.8% and 24.0% for the comparable prior fiscal quarter and prior year period, respectively.  The increases versus the prior fiscal quarter and the prior year quarter are primarily due to increased volume.  We were able to offset the negative impacts of inflation and average selling price decline and maintain our contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	April 4, 2020
Net revenues	$153,223	$131,567	$116,893
Gross profit margin	24.2%	22.4%	24.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 3, 2021
	Change in net revenues	% change
December 31, 2020	$21,656	16.5%
April 4, 2020	$36,330	31.1%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	18.7%	37.0%
Decrease in average selling prices	-1.4%	-4.5%
Foreign currency effects	0.2%	1.8%
Other	-1.0%	-3.2%
Net change	16.5%	31.1%

The MOSFET segment net revenues increased significantly versus the prior fiscal quarter and prior year quarter.  Net revenues increased for customers in all regions.  The increase versus the prior year quarter was partially due to increased sales to distributor customers and the temporary closure of our main manufacturing facility in China during the first fiscal quarter of 2020 due to the COVID-19 pandemic that impacted prior year results.

Gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and cost reduction measures, partially offset by lower average selling prices, cost inflation, and the negative impact of an inventory reduction.  The increase versus the prior year quarter is primarily due to higher sales volume, almost completely offset by lower average selling prices, higher metals prices, cost inflation, and the negative impact of an inventory reduction.

Average selling prices decreased slightly versus the prior fiscal quarter and moderately versus the prior year quarter.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.

Diodes

Net revenues and gross profit margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	April 4, 2020
Net revenues	$157,178	$139,274	$115,343
Gross profit margin	21.9%	17.8%	16.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 3, 2021
	Change in net revenues	% change
December 31, 2020	$17,904	12.9%
April 4, 2020	$41,835	36.3%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	13.0%	33.2%
Decrease in average selling prices	-0.4%	-0.7%
Foreign currency effects	0.4%	3.3%
Other	-0.1%	0.5%
Net change	12.9%	36.3%

Net revenues of the Diodes segment increased significantly versus the prior fiscal quarter and prior year quarter.  Net revenues increased for customers in all regions.  The increase versus the prior fiscal quarter was primarily due to increased sales to distributor customers in the Europe and Americas regions.  The increase versus the prior year quarter was partially due to increased sales to distributor customers compared to the prior year quarter when distributor customers decreased inventory due to the COVID-19 pandemic.

Gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increase versus the prior fiscal quarter was primarily due to increased sales volume, cost reduction measures, and the positive impact of an inventory increase, partially offset by cost inflation and lower average selling prices.  The increase versus the prior year quarter is primarily due to increased sales volume, cost reduction measures, and the positive impact of an inventory increase, partially offset by cost inflation, higher metals prices, and lower average selling prices.

Average selling prices decreased slightly versus the prior fiscal quarter and prior year quarter.

Optoelectronic Components

Net revenues and gross profit margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	April 4, 2020
Net revenues	$77,771	$68,352	$54,179
Gross profit margin	33.0%	27.7%	26.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 3, 2021
	Change in net revenues	% change
December 31, 2020	$9,419	13.8%
April 4, 2020	$23,592	43.5%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	14.6%	38.4%
Decrease in average selling prices	-1.3%	-0.2%
Foreign currency effects	0.4%	4.6%
Other	0.1%	0.7%
Net change	13.8%	43.5%

Net revenues of our Optoelectronic Components segment increased significantly versus the prior fiscal quarter and prior year quarter.  Net revenues increased for customers in all regions.  Sales to distributor customers continues to increase.

Gross profit margin increased versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales volume, greater efficiencies, and the positive impact of an inventory increase.  The increase versus the prior year quarter is primarily due to increased sales volume and cost reduction measures, partially offset by cost inflation and higher metals prices.

Average selling prices decreased slightly versus the prior fiscal quarter and prior year quarter.

Resistors

Net revenues and gross profit margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	April 4, 2020
Net revenues	$186,602	$161,201	$159,208
Gross profit margin	28.9%	25.3%	28.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 3, 2021
	Change in net revenues	% change
December 31, 2020	$25,401	15.8%
April 4, 2020	$27,394	17.2%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	15.4%	9.9%
Decrease in average selling prices	-0.4%	-1.3%
Foreign currency effects	0.8%	4.6%
Acquisition	0.0%	3.7%
Other	0.0%	0.3%
Net change	15.8%	17.2%

Net revenues of the Resistors segment increased significantly versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to distributor customers and industrial end market customers in all regions, particularly Europe and Asia.  The increase versus the prior year period is primarily due to increased sales to distributor customers and automotive end market customers, particularly in Asia.

The gross profit margin increased versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales volume, greater efficiencies, and the positive impact of an inventory increase, partially offset by higher metals prices.  The increase versus the prior year quarter is due to increased sales volume, greater efficiencies, and positive exchange rate impact, partially offset by decreased average selling prices and higher fixed costs.

Average selling prices decreased slightly versus the prior fiscal quarter and prior year quarter.

We are increasing critical manufacturing capacities for certain product lines.

Inductors

Net revenues and gross profit margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	April 4, 2020
Net revenues	$83,458	$75,260	$73,785
Gross profit margin	33.3%	30.1%	31.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 3, 2021
	Change in net revenues	% change
December 31, 2020	$8,198	10.9%
April 4, 2020	$9,673	13.1%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	9.9%	14.6%
Change in average selling prices	0.7%	-2.4%
Foreign currency effects	0.1%	1.5%
Other	0.2%	-0.6%
Net change	10.9%	13.1%

Net revenues of the Inductors segment increased significantly versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to distributor customers and medical and automotive end market customers, particularly in the Americas region.  The increase versus the prior year quarter is primarily due to increased sales to distributor customers and automotive and industrial end market customers, particularly in Asia.

The gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increases versus the prior fiscal quarter and prior year quarter are primarily due to higher sales volume, improved efficiencies, and variable cost reductions.  Lower average selling prices and higher metals prices partially offset the increase versus the prior year quarter.

Average selling prices increased versus the prior fiscal quarter, but decreased versus the prior year quarter.

We expect long-term growth in this segment, and are accelerating capacity expansion to capitalize on future market upturns.

Capacitors

Net revenues and gross profit margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	April 4, 2020
Net revenues	$106,400	$91,526	$93,433
Gross profit margin	22.6%	17.5%	21.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 3, 2021
	Change in net revenues	% change
December 31, 2020	$14,874	16.3%
April 4, 2020	$12,967	13.9%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	14.7%	6.8%
Change in average selling prices	0.0%	1.7%
Foreign currency effects	0.8%	4.4%
Other	0.8%	1.0%
Net change	16.3%	13.9%

Net revenues of the Capacitors segment increased significantly versus the prior fiscal quarter and prior year quarter.  Net revenues increased versus the prior fiscal quarter primarily due to increased sales to distributor customers and industrial end market customers, particularly in Europe.  Net revenues increased versus the prior year quarter primarily due to increased sales to distributor customers in Europe and Asia.

The gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to higher sales volume, manufacturing efficiencies, and the positive impact of  an inventory increase.  The increase versus the prior year quarter is primarily due to higher sales volume, manufacturing efficiencies, and increased average selling prices, partially offset by the negative impact of product mix and increased metals prices.

Average selling prices were consistent with the prior fiscal quarter and increased slightly versus the prior year quarter primarily due to increased prices for certain materials that were passed through to our customers.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	April 4, 2020
Total SG&A expenses	$105,685	$92,272	$99,832
as a percentage of revenues	13.8%	13.8%	16.3%

The sequential increase in SG&A expenses is primarily attributable to uneven attribution of stock compensation expense and increased incentive compensation accruals.  SG&A expenses increased versus the prior year quarter due to increased incentive compensation accruals and foreign exchange rates.  SG&A expenses for the fiscal quarters ended December 31, 2020 and April 4, 2020 include $(0.6) million and $0.3 million, respectively, of incremental costs (benefits) separable from normal operations directly attributable to the COVID-19 pandemic.

Other Income (Expense)

Interest expense for the fiscal quarter ended April 3, 2021 decreased $2.8 million versus the fiscal quarter ended December 31, 2020 and decreased by $4.2 million versus the fiscal quarter ended April 4, 2020.  The decreases are primarily due to the elimination of non-cash debt discount amortization upon the adoption of ASU No. 2020-06 effective January 1, 2021 and repurchases of convertible notes in the second and third fiscal quarters of 2020.  See Note 1 to the consolidated condensed financial statements.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	April 3, 2021	December 31, 2020	Change
Foreign exchange gain (loss)	$(611)	$(2,437)	$1,826
Interest income	287	385	(98)
Other components of other periodic pension cost	(3,302)	(4,215)	913
Investment income (expense)	(2,121)	701	(2,822)
Other	16	(4)	20
	$(5,731)	$(5,570)	$(161)

	Fiscal quarters ended
	April 3, 2021	April 4, 2020	Change
Foreign exchange gain (loss)	$(611)	$1,864	$(2,475)
Interest income	287	1,854	(1,567)
Other components of other periodic pension cost	(3,302)	(3,068)	(234)
Investment income (expense)	(2,121)	(437)	(1,684)
Other	16	(15)	31
	$(5,731)	$198	$(5,929)

Income Taxes

For the fiscal quarter ended April 3, 2021, our effective tax rate was 17.8%, as compared to 19.0% and 24.2% for the fiscal quarters ended December 31, 2020 and April 4, 2020, respectively.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each fiscal quarter presented.  These items were $(4.4) million (tax benefit) in the fiscal quarter ended April 3, 2021, $3.5 million in the fiscal quarter ended December 31, 2020, and $(1.3) million (tax benefit) in the fiscal quarter ended April 4, 2020.

The effective tax rate for the fiscal quarter ended April 3, 2021 was impacted by $4.4 million tax benefit recognized due to a change in tax regulations.

The effective tax rates for the fiscal quarters ended December 31, 2020 and April 4, 2020 were impacted by the effect of the repurchase of convertible senior debentures.  We recognized tax benefits of $0.2 million and $1.3 million in the fiscal quarters ended December 31, 2020, and April 4, 2020, respectively, resulting from the extinguishments, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures.

The effective tax rate for the fiscal quarter ended December 31, 2020 was also impacted by $3.8 million of net tax expense for changes in uncertain tax positions.

During the three fiscal months ended April 3, 2021, the liabilities for unrecognized tax benefits decreased by $1.5 million on a net basis, primarily due to  a payment and currency translation adjustments, partially offset by accruals for current year tax positions and interest.

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

Additional information about income taxes is included in Note 4 to our consolidated condensed financial statements.

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

We expect our business to continue to be a reliable generator of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the economic environment worsens.  We generated cash flows from operations of $57.3 million and "free cash" of $29.0 million in the fiscal quarter ended April 3, 2021.

The COVID-19 pandemic and the mitigation efforts by governments to control its spread has not had a significant impact on our financial condition, liquidity, or capital resources.

We completed our cash repatriation program that we initiated in response to the U.S. Tax Cuts and Jobs Act ("TCJA") in 2020.  We continue to evaluate the TCJA's provisions and may further adjust our financial and capital structure and business practices accordingly.

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

At December 31, 2020, we had no amounts outstanding on our revolving credit facility.  We had no amounts outstanding at April 3, 2021.  We borrowed $191 million and repaid $191 million on the revolving credit facility during the three fiscal months ended April 3, 2021.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $87.3 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $135 million during the three fiscal months ended April 3, 2021.

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

We were in compliance with all financial covenants under the credit facility at April 3, 2021.  Our interest coverage ratio and leverage ratio were 19.51 to 1 and 1.12 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the full amount of the revolving credit facility is useable.

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

We also pay a commitment fee, also based on our leverage ratio, on undrawn amounts.   The undrawn commitment fee, based on our current leverage ratio, is 0.25% per annum.  Such undrawn commitment fee increases to 0.30% per annum if our leverage ratio is between 1.50 to 1 and 2.50 to 1 and further increases to 0.35% per annum if our leverage ratio equals or exceeds 2.50 to 1.

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

During the first fiscal quarter of 2021, we redeemed the remaining $0.3 million principal amount of convertible senior debentures due 2041 for $0.3 million.  We have no remaining convertible senior debentures.

As of April 3, 2021, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect, at least initially, to fund any future repurchases of convertible debt instruments, as well as other obligations required to be paid by the U.S. parent company, Vishay Intertechnology, Inc., including cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments by borrowing under our revolving credit facility.  Our U.S. subsidiaries also have operating cash needs.

Management expects to use the credit facility from time-to-time to meet certain short-term financing needs.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, and our research and development and capital expenditure plans.  Additional acquisition activity, share repurchases, convertible debt repurchases, or conversion of our convertible debt may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before 2025 and our revolving credit facility expires in June 2024.

The convertible senior notes due 2025 are not currently convertible.  Pursuant to the indenture governing the convertible senior notes due 2025 and the amendments thereto incorporated in the Supplemental Indenture dated December 23, 2020, we will cash-settle the principal amount of $1,000 per note and settle any additional amounts in shares of our common stock.  We intend to finance the principal amount of any converted notes using borrowings under our credit facility.  No conversions have occurred to date.

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

The interest rates on our short-term investments vary by location.  The average interest rate on our short-term investments was 0.1% due to the negative interest rate environment in Europe and the low interest rate environment in the U.S.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The amount of short-term investments at April 3, 2021 is lower than normal due to the recently completed cash repatriation activity.

The following table summarizes the components of net cash and short-term investments (debt) at April 3, 2021 and December 31, 2020 (in thousands):

	April 3, 2021	December 31, 2020

Credit facility	$-	$-
Convertible senior notes, due 2025*	465,344	406,268
Convertible senior debentures, due 2040*	-	130
Deferred financing costs	(12,131)	(11,512)
Total debt	453,213	394,886

Cash and cash equivalents	643,847	619,874
Short-term investments	137,348	158,476

Net cash and short-term investments (debt)	$327,982	$383,464

*Represents the carrying amount of the convertible instruments, which was significantly impacted by the adoption of ASU No. 2020-06.  See Notes 1 and 5 to the consolidated condensed financial statements.

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

Our financial condition as of April 3, 2021 continued to be strong, with no change to the current ratio (current assets to current liabilities) of 3.0 to 1 from December 31, 2020.  The increases in accounts receivable and inventory were offset by increases in trade accounts payable and accrued expenses.  Our ratio of total debt to Vishay stockholders' equity was 0.29 to 1 at April 3, 2021, as compared to 0.25 to 1 at December 31, 2020.  The increase in the ratio is primarily due to the increase in the carrying value of our long-term debt upon the adoption of ASU No. 2020-06.  See Notes 1 and 5 to the consolidated condensed financial statements.

Cash flows provided by operating activities were $57.3 million for the three fiscal months ended April 3, 2021, as compared to cash flows provided by operations of $34.5 million for the three fiscal months ended April 4, 2020.

Cash paid for property and equipment for the three fiscal months ended April 3, 2021 was $28.5 million, as compared to $24.3 million for the three fiscal months ended April 4, 2020.  To be well positioned to service our customers and to fully participate in growing markets, we intend to increase our capital expenditures for expansion in the mid-term.  For the year 2021, we expect to invest approximately $225 million in capital expenditures.

Cash paid for dividends to our common and Class B common stockholders totalled $13.8 million and $13.7 million for the three fiscal months ended April 3, 2021 and April 4, 2020, respectively.  We expect dividend payments in 2021 to total approximately $55.0 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

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

Our 2020 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, describes our exposure to market risks.  There have been no material changes to our market risks since December 31, 2020.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021 describes certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Amendment to Employment Agreement, dated February 23, 2021, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.
10.2
Second Amendment to Employment Agreement, dated February 23, 2021, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.

10.3	Fourth Amendment to the Terms and Conditions of Johan Vandoorn Employment Agreement, dated February 23, 2021.
10.4
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) Vishay Intertechnology, Inc., and David Valletta.

10.5
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse.

10.6
Second Amendment to Employment Agreement, dated February 23, 2021, between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal.

10.7
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster.

10.8
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 3, 2021, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  May 4, 2021