Form 10-Q
period 2021-07-03
VISHAY INTERTECHNOLOGY INC
filed 2021-08-10
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 3, 2021

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
☐ Yes  ☒ No

As of August 6, 2021 the registrant had 132,710,732 shares of its common stock and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
July 3, 2021

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	July 3, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$726,759	$619,874
Short-term investments	129,035	158,476
Accounts receivable, net	398,651	338,632
Inventories:
Finished goods	144,993	120,792
Work in process	218,414	201,259
Raw materials	144,472	126,200
Total inventories	507,879	448,251

Prepaid expenses and other current assets	149,346	132,103
Total current assets	1,911,670	1,697,336

Property and equipment, at cost:
Land	75,547	76,231
Buildings and improvements	636,540	641,041
Machinery and equipment	2,745,465	2,732,771
Construction in progress	91,386	86,520
Allowance for depreciation	(2,633,944)	(2,593,398)
Property and equipment, net	914,994	943,165

Right of use assets	107,426	102,440

Goodwill	157,991	158,183

Other intangible assets, net	61,799	66,795

Other assets	196,903	186,554
Total assets	$3,350,783	$3,154,473

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	July 3, 2021	December 31, 2020
	(Unaudited)
Liabilities, temporary equity, and equity
Current liabilities:
Trade accounts payable	$224,226	$196,203
Payroll and related expenses	151,668	141,034
Lease liabilities	21,542	22,074
Other accrued expenses	210,061	182,642
Income taxes	31,617	20,470
Total current liabilities	639,114	562,423

Long-term debt less current portion	454,031	394,886
U.S. transition tax payable	110,681	125,438
Deferred income taxes	1,869	1,852
Long-term lease liabilities	91,880	86,220
Other liabilities	105,631	104,356
Accrued pension and other postretirement costs	288,159	300,113
Total liabilities	1,691,365	1,575,288

Redeemable convertible debentures	-	170

Equity:
Vishay stockholders' equity
Common stock	13,271	13,256
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,346,132	1,409,200
Retained earnings	296,629	138,990
Accumulated other comprehensive income (loss)	(221)	13,559
Total Vishay stockholders' equity	1,657,021	1,576,215
Noncontrolling interests	2,397	2,800
Total equity	1,659,418	1,579,015
Total liabilities, temporary equity, and equity	$3,350,783	$3,154,473

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	July 3, 2021	July 4, 2020

Net revenues	$819,120	$581,717
Costs of products sold	589,848	451,047
Gross profit	229,272	130,670

Selling, general, and administrative expenses	103,900	89,127
Restructuring and severance costs	-	743
Operating income	125,372	40,800

Other income (expense):
Interest expense	(4,443)	(8,430)
Loss on early extinguishment of debt	-	(1,146)
Other	(3,749)	(1,484)
Total other income (expense)	(8,192)	(11,060)

Income before taxes	117,180	29,740

Income tax expense	23,799	4,845

Net earnings	93,381	24,895

Less: net earnings attributable to noncontrolling interests	189	242

Net earnings attributable to Vishay stockholders	$93,192	$24,653

Basic earnings per share attributable to Vishay stockholders	$0.64	$0.17

Diluted earnings per share attributable to Vishay stockholders	$0.64	$0.17

Weighted average shares outstanding - basic	145,017	144,846

Weighted average shares outstanding - diluted	145,445	145,170

Cash dividends per share	$0.095	$0.095

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	July 3, 2021	July 4, 2020

Net earnings	$93,381	$24,895

Other comprehensive income, net of tax

Pension and other post-retirement actuarial items	2,020	1,760

Foreign currency translation adjustment	9,285	20,088

Other comprehensive income	11,305	21,848

Comprehensive income	104,686	46,743

Less: comprehensive income attributable to noncontrolling interests	189	242

Comprehensive income attributable to Vishay stockholders	$104,497	$46,501

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 3, 2021	July 4, 2020

Net revenues	$1,583,752	$1,194,558
Costs of products sold	1,151,531	916,648
Gross profit	432,221	277,910

Selling, general, and administrative expenses	209,585	188,959
Restructuring and severance costs	-	743
Operating income	222,636	88,208

Other income (expense):
Interest expense	(8,819)	(16,982)
Loss on early extinguishment of debt	-	(4,066)
Other	(9,480)	(1,286)
Total other income (expense)	(18,299)	(22,334)

Income before taxes	204,337	65,874

Income tax expense	39,313	13,595

Net earnings	165,024	52,279

Less: net earnings attributable to noncontrolling interests	397	407

Net earnings attributable to Vishay stockholders	$164,627	$51,872

Basic earnings per share attributable to Vishay stockholders	$1.14	$0.36

Diluted earnings per share attributable to Vishay stockholders	$1.13	$0.36

Weighted average shares outstanding - basic	144,992	144,818

Weighted average shares outstanding - diluted	145,453	145,232

Cash dividends per share	$0.19	$0.19

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	July 3, 2021	July 4, 2020

Net earnings	$165,024	$52,279

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	3,884	3,361

Foreign currency translation adjustment	(17,664)	(3,041)

Other comprehensive income (loss)	(13,780)	320

Comprehensive income	151,244	52,599

Less: comprehensive income attributable to noncontrolling interests	397	407

Comprehensive income attributable to Vishay stockholders	$150,847	$52,192

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 3, 2021	July 4, 2020

Operating activities
Net earnings	$165,024	$52,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	83,879	82,158
Gain on disposal of property and equipment	(207)	(43)
Accretion of interest on convertible debt instruments	-	7,125
Inventory write-offs for obsolescence	9,550	11,587
Deferred income taxes	519	(4,370)
Loss on early extinguishment of debt	-	4,066
Other	5,758	954
Change in U.S. transition tax liability	(14,757)	-
Change in repatriation tax liability	-	(16,258)
Net change in operating assets and liabilities	(74,983)	(12,589)
Net cash provided by operating activities	174,783	124,909

Investing activities
Capital expenditures	(60,710)	(48,832)
Proceeds from sale of property and equipment	234	230
Purchase of short-term investments	(27,488)	(157,086)
Maturity of short-term investments	53,679	108,044
Other investing activities	347	(529)
Net cash used in investing activities	(33,938)	(98,173)

Financing activities
Repurchase of convertible debt instruments	(300)	(90,525)
Net proceeds on revolving credit lines	-	-
Net changes in short-term borrowings	-	(113)
Dividends paid to common stockholders	(25,216)	(25,185)
Dividends paid to Class B common stockholders	(2,298)	(2,299)
Distributions to noncontrolling interests	(800)	(600)
Cash withholding taxes paid when shares withheld for vested equity awards	(1,963)	(2,016)
Net cash used in financing activities	(30,577)	(120,738)
Effect of exchange rate changes on cash and cash equivalents	(3,383)	(201)

Net increase (decrease) in cash and cash equivalents	106,885	(94,203)

Cash and cash equivalents at beginning of period	619,874	694,133
Cash and cash equivalents at end of period	$726,759	$599,930

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$13,235	$1,210	$1,425,170	$72,180	$(26,646)	$1,485,149	$2,540	$1,487,689
Cumulative effect of accounting change for adoption of ASU 2016-13	-	-	-	(1,070)	-	(1,070)	-	(1,070)
Net earnings	-	-	-	27,219	-	27,219	165	27,384
Other comprehensive income	-	-	-	-	(21,528)	(21,528)	-	(21,528)
Temporary equity reclassification	-	-	174	-	-	174	-	174
Issuance of stock and related tax withholdings for vested restricted stock units (199,251 shares)	20	-	(2,011)	-	-	(1,991)	-	(1,991)
Dividends declared ($0.095 per share)	-	-	18	(13,759)	-	(13,741)	-	(13,741)
Stock compensation expense	-	-	2,998	-	-	2,998	-	2,998
Repurchase of convertible senior debentures due 2041	-	-	(10,089)	-	-	(10,089)	-	(10,089)
Balance at April 4, 2020	$13,255	$1,210	$1,416,260	$84,570	$(48,174)	$1,467,121	$2,705	$1,469,826
Net earnings	-	-	-	24,653	-	24,653	242	24,895
Other comprehensive income	-	-	-	-	21,848	21,848	-	21,848
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Issuance of stock and related tax withholdings for vested restricted stock units (13,141 shares)	1	-	(26)	-	-	(25)	-	(25)
Dividends declared ($0.095 per share)	-	-	18	(13,761)	-	(13,743)	-	(13,743)
Stock compensation expense	-	-	875	-	-	875	-	875
Repurchase of convertible senior notes due 2025	-	-	(4,352)	-	-	(4,352)	-	(4,352)
Balance at July 4, 2020	$13,256	$1,210	$1,412,775	$95,462	$(26,326)	$1,496,377	$2,347	$1,498,724

Balance at December 31, 2020	$13,256	$1,210	$1,409,200	$138,990	$13,559	$1,576,215	$2,800	$1,579,015
Cumulative effect of accounting change for adoption of ASU 2020-06 (see Note 1)	-	-	(66,078)	20,566	-	(45,512)	-	(45,512)
Net earnings	-	-	-	71,435	-	71,435	208	71,643
Other comprehensive income	-	-	-	-	(25,085)	(25,085)	-	(25,085)
Issuance of stock and related tax withholdings for vested restricted stock units (149,722 shares)	15	-	(1,978)	-	-	(1,963)	-	(1,963)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	4,120	-	-	4,120	-	4,120
Balance at April 3, 2021	$13,271	$1,210	$1,345,284	$217,214	$(11,526)	$1,565,453	$3,008	$1,568,461
Net earnings	-	-	-	93,192	-	93,192	189	93,381
Other comprehensive income	-	-	-	-	11,305	11,305	-	11,305
Distributions to noncontrolling interests	-	-	-	-	-	-	(800)	(800)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	828	-	-	828	-	828
Balance at July 3, 2021	$13,271	$1,210	$1,346,132	$296,629	$(221)	$1,657,021	$2,397	$1,659,418

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The results of operations for the fiscal quarter and six fiscal months ended July 3, 2021 are not necessarily indicative of the results to be expected for the full year.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	July 3, 2021	December 31, 2020
Right of use assets
Operating Leases
Buildings and improvements	$102,214	$97,429
Machinery and equipment	5,212	5,011
Total	$107,426	$102,440
Current lease liabilities
Operating Leases
Buildings and improvements	$18,805	$19,370
Machinery and equipment	2,737	2,704
Total	$21,542	$22,074
Long-term lease liabilities
Operating Leases
Buildings and improvements	$89,446	$83,926
Machinery and equipment	2,434	2,294
Total	$91,880	$86,220
Total lease liabilities	$113,422	$108,294

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Lease expense
Operating lease expense	$6,248	$5,760	$12,400	$11,412
Short-term lease expense	428	225	753	419
Variable lease expense	66	6	193	29
Total lease expense	$6,742	$5,991	$13,346	$11,860

The Company paid $12,176 and $12,867 for its operating leases in the six fiscal months ended July 3, 2021 and July 4, 2020, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 9.3 years and the weighted-average discount rate is 5.7% as of July 3, 2021.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

July 3, 2021
2021 (excluding the six fiscal months ended July 3, 2021)	$11,475
2022	20,560
2023	17,899
2024	15,929
2025	14,653
Thereafter	67,251

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2019	$24,139
Cash paid	(1,330)
Foreign currency translation	35
Balance at December 31, 2019	$22,844
Expense recorded in 2020	743
Cash paid	(10,813)
Foreign currency translation	683
Balance at December 31, 2020	$13,457
Cash paid	(9,962)
Foreign currency translation	(19)
Balance at July 3, 2021	$3,476

The payment terms vary by country, but generally are paid in a lump sum at cessation of employment.  Some payments are made over an extended period.  The current portion of the liability is $2,326 and is included in other accrued expenses on the consolidated condensed balance sheet.  The non-current portion of the liability is $1,150 and is included in other liabilities on the consolidated condensed balance sheet.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended July 3, 2021 and July 4, 2020 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

The Company adjusted its deferred tax balances by $12,127 upon the adoption of ASU No. 2020-06 on January 1, 2021, which was included in the cumulative-effect adjustment recorded to retained earnings.  See Note 1.

The Company recognized tax benefits of $3,881 and $8,276 due to changes in tax regulations during the fiscal quarter and six fiscal months ended July 3, 2021, respectively.

During the six fiscal months ended July 3, 2021, the liabilities for unrecognized tax benefits decreased by $1,362 on a net basis, primarily due to a payment, statute expiration, and currency translation adjustments, partially offset by accruals for current year tax positions and interest.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	July 3, 2021	December 31, 2020

Credit facility	$-	$-
Convertible senior notes, due 2025	465,344	406,268
Convertible senior debentures, due 2040	-	130
Deferred financing costs	(11,313)	(11,512)
	454,031	394,886
Less current portion	-	-
	$454,031	$394,886

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2025 as of July 3, 2021:

Convertible Senior Notes Due 2025
Issuance date	June 12, 2018
Maturity date	June 15, 2025
Principal amount as of July 3, 2021	$465,344
Cash coupon rate (per annum)	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%
Conversion rate effective June 17, 2021 (per $1 principal amount)	31.9104
Effective conversion price effective June 17, 2021 (per share)	$31.34
130% of the conversion price (per share)	$40.74
Call date	n/a

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The carrying value of the convertible senior notes due 2025 was $465,344 as of July 3, 2021.  The carrying value of the liability and equity components of the convertible debt instruments prior to the adoption of ASU No. 2020-06 are reflected in the Company’s consolidated condensed balance sheet as follows:

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

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debt instruments
July 3, 2021
Convertible senior notes due 2025	$2,618	-	433	$3,051

July 4, 2020
Convertible senior notes due 2025	$3,266	3,479	435	$7,180
Convertible senior debentures	$16	9	-	$25
Total	$3,282	$3,488	$435	$7,205

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the six fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debt instruments
July 3, 2021
Convertible senior notes due 2025	$5,236	-	866	$6,102

July 4, 2020
Convertible senior notes due 2025	$6,641	7,096	889	$14,626
Convertible senior debentures	$60	29	-	$89
Total	$6,701	$7,125	$889	$14,715

Other non-cash interest expense includes amortization of deferred financing costs.  Interest expense related to the convertible senior debentures was immaterial in 2021.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Beginning balance	$34,449	$34,812	$39,629	$40,508
Sales allowances	22,043	19,224	45,839	41,856
Credits issued	(15,350)	(14,991)	(43,796)	(42,973)
Foreign currency	120	387	(410)	41
Ending balance	$41,262	$39,432	$41,262	$39,432

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2021	$(77,075)	$90,634	$13,559
Other comprehensive income before reclassifications	-	(17,664)	$(17,664)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(17,664)	$(17,664)
Amounts reclassified out of AOCI	5,323	-	$5,323
Tax effect	(1,439)	-	$(1,439)
Amounts reclassified out of AOCI, net of tax	3,884	-	$3,884
Net other comprehensive income	$3,884	$(17,664)	$(13,780)
Balance at July 3, 2021	$(73,191)	$72,970	$(221)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2021 and 2020 for the Company’s defined benefit pension plans:

	Fiscal quarter ended July 3, 2021		Fiscal quarter ended July 4, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,191	$-	$1,071
Interest cost	254	754	341	919
Expected return on plan assets	-	(419)	-	(491)
Amortization of prior service cost	36	50	36	30
Amortization of losses	446	1,887	297	1,588
Curtailment and settlement losses	-	202	-	231
Net periodic benefit cost	$736	$3,665	$674	$3,348

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 3, 2021 and July 4, 2020 for the Company’s defined benefit pension plans:

	Six fiscal months ended July 3, 2021		Six fiscal months ended July 4, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,381	$-	$2,145
Interest cost	508	1,508	683	1,843
Expected return on plan assets	-	(836)	-	(986)
Amortization of prior service cost	72	101	72	60
Amortization of losses	893	3,771	595	3,180
Curtailment and settlement losses	-	401	-	460
Net periodic benefit cost	$1,473	$7,326	$1,350	$6,702

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2021 and 2020 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended July 3, 2021		Fiscal quarter ended July 4, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$26	$70	$28	$68
Interest cost	41	11	59	16
Amortization of losses (gains)	13	30	6	31
Net periodic benefit cost	$80	$111	$93	$115

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 3, 2021 and July 4, 2020 for the Company’s other postretirement benefit plans:

	Six fiscal months ended July 3, 2021		Six fiscal months ended July 4, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$51	$141	$56	$137
Interest cost	82	22	118	31
Amortization of losses (gains)	26	59	13	62
Net periodic benefit cost	$159	$222	$187	$230

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020

Restricted stock units	$828	$875	$4,739	3,658
Phantom stock units	-	-	209	215
Total	$828	$875	$4,948	3,873

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at July 3, 2021 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$5,057	1.0
Phantom stock units	-	n/a
Total	$5,057

The Company currently expects all performance-based RSUs to vest and all of the associated unrecognized compensation cost for performance-based RSUs presented in the table above to be recognized.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity under the 2007 Program as of July 3, 2021 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2021	793	$18.90
Granted	319	22.07
Vested*	(235)	18.79
Cancelled or forfeited	-	-
Outstanding at July 3, 2021	877	$20.08

Expected to vest at July 3, 2021	877

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

Phantom Stock Units

Phantom stock unit activity under the phantom stock plan as of July 3, 2021 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2021	198
Granted	10	$20.89
Dividend equivalents issued	2
Outstanding at July 3, 2021	210

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 10 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other*	Total
Fiscal quarter ended July 3, 2021:
Net revenues	$167,937	$174,815	$75,795	$194,722	$85,539	$120,312	$-	$819,120

Gross profit	$47,434	$41,757	$24,522	$57,929	$28,680	$28,950	$-	$229,272

Segment operating income	$37,510	$36,120	$20,152	$51,365	$26,244	$23,686	$-	$195,077

Fiscal quarter ended July 4, 2020:
Net revenues	$118,944	$124,187	$49,130	$140,412	$65,185	$83,859	$-	$581,717

Gross profit	$26,978	$24,904	$11,728	$32,513	$20,252	$15,218	$(923)	$130,670

Segment operating income	$17,602	$19,814	$7,948	$27,879	$17,713	$10,524	$(923)	$100,557

Six fiscal months ended July 3, 2021:
Net revenues	$321,160	$331,993	$153,566	$381,324	$168,997	$226,712	$-	$1,583,752

Gross Profit	$84,542	$76,173	$50,148	$111,902	$56,431	$53,025	$-	$432,221

Segment Operating Income	$64,717	$64,941	$41,362	$98,741	$51,534	$42,549	$-	$363,844

Six fiscal months ended July 4, 2020:
Net revenues	$235,837	$239,530	$103,309	$299,620	$138,970	$177,292	$-	$1,194,558

Gross Profit	$55,130	$44,422	$26,313	$77,286	$43,239	$35,573	$(4,053)	$277,910

Segment Operating Income	$36,260	$34,236	$18,634	$66,764	$38,023	$25,594	$(4,053)	$215,458

*Amounts reported in Corporate/Other above represent unallocated costs directly related to the COVID-19 pandemic, which are reported as costs of products sold on the consolidated condensed statements of operations.

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Reconciliation:
Segment Operating Income	$195,077	$100,557	$363,844	$215,458
Restructuring and Severance Costs	-	(743)	-	(743)
Impact of the COVID-19 Pandemic on Selling, General, and Administrative Expenses	-	747	-	430
Unallocated Selling, General, and Administrative Expenses	(69,705)	(59,761)	(141,208)	(126,937)
Consolidated Operating Income	$125,372	$40,800	$222,636	$88,208
Unallocated Other Income (Expense)	(8,192)	(11,060)	(18,299)	(22,334)
Consolidated Income Before Taxes	$117,180	$29,740	$204,337	$65,874

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Distributors	$492,809	$349,562	$916,934	$655,008
OEMs	277,418	190,799	572,055	451,928
EMS companies	48,893	41,356	94,763	87,622
Total Revenue	$819,120	$581,717	$1,583,752	$1,194,558

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Asia	$347,343	$260,625	$669,803	$477,709
Europe	268,828	179,928	537,151	412,980
Americas	202,949	141,164	376,798	303,869
Total Revenue	$819,120	$581,717	$1,583,752	$1,194,558

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Industrial	$322,133	$226,877	$592,934	$441,988
Automotive	247,029	133,834	503,002	335,777
Telecommunications	22,956	33,496	47,858	63,188
Computing	64,632	55,719	124,531	100,942
Consumer Products	43,609	22,571	84,404	43,124
Power Supplies	42,045	32,176	77,291	57,370
Military and Aerospace	43,173	41,451	84,711	85,386
Medical	33,543	35,593	69,021	66,783
Total revenue	$819,120	$581,717	$1,583,752	$1,194,558

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020

Numerator:
Net earnings attributable to Vishay stockholders	$93,192	$24,653	$164,627	$51,872

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,808	144,651	144,784	144,624
Outstanding phantom stock units	209	195	208	194
Adjusted weighted average shares	145,017	144,846	144,992	144,818

Effect of dilutive securities:
Convertible debt instruments	-	5	5	50
Restricted stock units	428	319	456	364
Dilutive potential common shares	428	324	461	414

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	145,445	145,170	145,453	145,232

Basic earnings per share attributable to Vishay stockholders	$0.64	$0.17	$1.14	$0.36

Diluted earnings per share attributable to Vishay stockholders	$0.64	$0.17	$1.13	$0.36

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Convertible debt instruments:
Convertible Senior Notes, due 2025	-	18,321	-	18,704
Convertible Senior Debentures, due 2041	-	155	-	122
Weighted average other	317	387	317	356

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
July 3, 2021
Assets:
Assets held in rabbi trusts	$58,326	$32,479	$25,847	$-
Available for sale securities	$4,710	4,710	-	-
	$63,036	$37,189	$25,847	$-
December 31, 2020
Assets:
Assets held in rabbi trusts	$57,892	$34,145	23,747	$-
Available for sale securities	$4,917	4,917	-	-
	$62,809	$39,062	$23,747	$-

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

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $100,000 as of  July 3, 2021 and December 31, 2020.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of July 3, 2021 and December 31, 2020.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at July 3, 2021 and December 31, 2020 is approximately $494,800 and $491,400, respectively, compared to its carrying value, excluding the deferred financing costs, of $465,344 and $406,398, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At July 3, 2021 and December 31, 2020, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At July 3, 2021 and December 31, 2020, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company’s financial instruments also include accounts receivable and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

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

While the COVID-19 pandemic continues to have a global impact, the economic impact of the COVID-19 pandemic on Vishay was temporary as evidenced by record revenues in the second fiscal quarter of 2021.  In this volatile economic environment, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  We have significant liquidity to withstand temporary disruptions in the economic environment.  The global cost reduction and management rejuvenation programs that we began as part of our continuous efforts to improve efficiency and operating performance in 2019 have been fully implemented.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The COVID-19 pandemic impacted almost all key financial metrics in 2020.  We experienced a broad recovery in orders and sales beginning in the third fiscal quarter of 2020 that continued in the second fiscal quarter of 2021.  Our continued increase of manufacturing capacities and continued high order levels and backlogs increased sales and positively impacted almost all key financial metrics.

Net revenues for the fiscal quarter ended July 3, 2021 were $819.1 million, compared to $764.6 million and $581.7 million for the fiscal quarters ended April 3, 2021 and July 4, 2020, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended July 3, 2021 were $93.2 million, or $0.64 per diluted share, compared to $71.4 million, or $0.49 per diluted share for the fiscal quarter ended April 3, 2021, and $24.7 million, or $0.17 per diluted share for the fiscal quarter ended July 4, 2020.

Net revenues for the six fiscal months ended July 3, 2021 were $1,583.8 million, compared to $1,194.6 million for the six fiscal months ended July 4, 2020.  The net earnings attributable to Vishay stockholders for the six fiscal months ended July 3, 2021 were $164.6 million, or $1.13 per diluted share, compared to $51.9 million, or $0.36 per diluted share for the six fiscal months ended July 4, 2020.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Six fiscal months ended
	July 3, 2021	April 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020

GAAP net earnings attributable to Vishay stockholders	$93,192	$71,435	$24,653	$164,627	$51,872

Reconciling items affecting gross income:
Impact of COVID-19 pandemic	-	-	923	-	4,053

Other reconciling items affecting operating income:
Restructuring and severance costs	-	-	743	-	743
Impact of COVID-19 pandemic	-	-	(747)	-	(430)

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	-	-	1,146	-	4,066

Reconciling items affecting tax expense:
Changes in tax regulation	$(3,881)	$(4,395)	$-	$(8,276)	$-
Effects of cash repatriation program	-	-	(190)	-	(190)
Change in deferred taxes due to early extinguishment of debt	-	-	-	-	(1,346)
Tax effects of pre-tax items above	-	-	(589)	-	(2,071)

Adjusted net earnings	$89,311	$67,040	$25,939	$156,351	$56,697

Adjusted weighted average diluted shares outstanding	145,445	145,463	145,170	145,453	145,232

Adjusted earnings per diluted share	$0.61	$0.46	$0.18	$1.07	$0.39

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended			Six fiscal months ended
	July 3, 2021	April 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net cash provided by continuing operating activities	$117,461	$57,322	$90,431	$174,783	$124,909
Proceeds from sale of property and equipment	34	200	177	234	230
Less: Capital expenditures	(32,183)	(28,527)	(24,504)	(60,710)	(48,832)
Free cash	$85,312	$28,995	$66,104	$114,307	$76,307

Our results for the fiscal quarters ended July 3, 2021 and April 3, 2021 represent the continuation of the sharp and broad recovery that we began to experience in the third fiscal quarter of 2020.  Our results for the fiscal quarter ended July 4, 2020 were severely negatively impacted by the COVID-19 pandemic.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

Our free cash results were significantly impacted by the installment payment of the U.S. transition tax of $14.8 million in the second fiscal quarter of 2021 and the payment of cash taxes related to the cash repatriated to the U.S. in the second fiscal quarter of 2020 of $16.3 million pursuant to the cash repatriation program that we initiated in 2017 in response to the U.S. Tax Cuts and Jobs Act ("TCJA") enacted in the United States.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2020 through the second fiscal quarter of 2021 (dollars in thousands):

	2nd Quarter 2020	3rd Quarter 2020	4th Quarter 2020	1st Quarter 2021	2nd Quarter 2021

Net revenues	$581,717	$640,160	$667,180	$764,632	$819,120

Gross profit margin(1)	22.5%	23.7%	22.8%	26.5%	28.0%

Operating margin(2)	7.0%	9.6%	9.0%	12.7%	15.3%

End-of-period backlog	$914,300	$927,900	$1,239,800	$1,731,200	$2,050,200

Book-to-bill ratio	0.82	0.99	1.44	1.67	1.38

Inventory turnover	3.9	4.4	4.6	4.8	4.8

Change in ASP vs. prior quarter	0.1%	(1.1)%	(0.3)%	(0.5)%	1.0%
_________________________________________
(1) Gross margin for the second, third, and fourth fiscal quarters of 2020 includes $0.9 million, $0.2 million, and $0.3 million, respectively, of expenses directly related to the COVID-19 pandemic.
(2) Operating margin for the second fiscal quarter of 2020 includes $0.7 million of restructuring and severance expenses (see Note 3 to our consolidated condensed financial statements).  Operating margin for the second, third, and fourth fiscal quarters of 2020 also includes in total $0.2 million, $(0.2) million, and $(0.3) million, respectively, of expenses (benefits) directly related to the COVID-19 pandemic.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and the second fiscal quarter of 2020.  The recovery in demand that began in the third fiscal quarter of 2020 continued in the second fiscal quarter of 2021.  Sales at this time are limited by our capacity.  Quarterly revenues and backlog reached all-time highs.  The high order level and rapid increase in our manufacturing capacities substantially increased revenues.  Orders remained at a high level and further increased the backlog, but decreased slightly from the prior fiscal quarter.  The slight decrease in orders and increased revenues decreased the book-to-bill ratio.  Distributor inventory levels have stabilized at a very low level.  Pressure on average selling prices is very low and select price increases are being implemented to offset increased materials and transportation costs.

Gross profit margin increased versus the prior fiscal quarter and the second fiscal quarter of 2020.  The increases are primarily due to increased volume and manufacturing efficiencies.

The book-to-bill ratio in the second fiscal quarter of 2021 remained strong, but decreased to 1.38 versus 1.67 in the first fiscal quarter of 2021.  The book-to-bill ratios in the second fiscal quarter of 2021 for distributors and original equipment manufacturers ("OEM") were 1.41 and 1.34, respectively, versus ratios of 1.89 and 1.41, respectively, during the first fiscal quarter of 2021.

For the third fiscal quarter of 2021, we anticipate revenues between $810 million and $850 million at a gross margin of 28.3% plus/minus 50 basis points.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2020 through the second fiscal quarter of 2021 (dollars in thousands):

	2nd Quarter 2020	3rd Quarter 2020	4th Quarter 2020	1st Quarter 2021	2nd Quarter 2021
MOSFETs
Net revenues	$118,944	$133,976	$131,567	$153,223	$167,937

Book-to-bill ratio	0.97	0.93	1.64	1.97	1.26

Gross profit margin	22.7%	22.1%	22.4%	24.2%	28.2%

Segment operating margin	14.8%	15.0%	15.3%	17.8%	22.3%

Diodes
Net revenues	$124,187	$123,744	$139,274	$157,178	$174,815

Book-to-bill ratio	0.61	1.05	1.65	1.85	1.45

Gross profit margin	20.1%	16.8%	17.8%	21.9%	23.9%

Segment operating margin	16.0%	12.8%	14.1%	18.3%	20.7%

Optoelectronic Components
Net revenues	$49,130	$64,955	$68,352	$77,771	$75,795

Book-to-bill ratio	0.96	0.97	1.46	1.66	1.69

Gross profit margin	23.9%	32.8%	27.7%	33.0%	32.4%

Segment operating margin	16.2%	26.5%	21.3%	27.3%	26.6%

Resistors
Net revenues	$140,412	$145,362	$161,201	$186,602	$194,722

Book-to-bill ratio	0.73	1.06	1.24	1.50	1.39

Gross profit margin	23.2%	24.2%	25.3%	28.9%	29.7%

Segment operating margin	19.9%	20.7%	21.0%	25.4%	26.4%

Inductors
Net revenues	$65,185	$79,399	$75,260	$83,458	$85,539

Book-to-bill ratio	0.96	0.96	1.03	1.13	1.21

Gross profit margin	31.1%	33.5%	30.1%	33.3%	33.5%

Segment operating margin	27.2%	30.4%	27.0%	30.3%	30.7%

Capacitors
Net revenues	$83,859	$92,724	$91,526	$106,400	$120,312

Book-to-bill ratio	0.90	0.95	1.54	1.73	1.37

Gross profit margin	18.1%	19.8%	17.5%	22.6%	24.1%

Segment operating margin	12.5%	14.8%	12.5%	17.7%	19.7%

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was weaker during the second fiscal quarter and first six fiscal months of 2021 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the prior year periods.  The translation of foreign currency revenues and expenses into U.S. dollars had a minimal impact versus the prior fiscal quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold for the second fiscal quarter and first six fiscal months of 2021 have been unfavorably impacted compared to the prior fiscal quarter and prior year periods by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Six fiscal months ended
	July 3, 2021	April 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Cost of products sold	72.0%	73.5%	77.5%	72.7%	76.7%
Gross profit	28.0%	26.5%	22.5%	27.3%	23.3%
Selling, general & administrative expenses	12.7%	13.8%	15.3%	13.2%	15.8%
Operating income	15.3%	12.7%	7.0%	14.1%	7.4%
Income before taxes and noncontrolling interest	14.3%	11.4%	5.1%	12.9%	5.5%
Net earnings attributable to Vishay stockholders	11.4%	9.3%	4.2%	10.4%	4.3%
________
Effective tax rate	20.3%	17.8%	16.3%	19.2%	20.6%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 3, 2021	April 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net revenues	$819,120	$764,632	$581,717	$1,583,752	$1,194,558

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 3, 2021		Six fiscal months ended July 3, 2021
	Change in net revenues	% change	Change in net revenues	% change
April 3, 2021	$54,488	7.1%
July 4, 2020	$237,403	40.8%	$389,194	32.6%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	6.1%	35.4%	28.5%
Change in average selling prices	1.0%	(0.3)%	(0.8)%
Foreign currency effects	(0.1%)	3.8%	3.6%
Acquisition	0.0%	1.0%	1.0%
Other	0.1%	0.9%	0.3%
Net change	7.1%	40.8%	32.6%

Net revenues for the fiscal quarter and six fiscal months ended July 4, 2020 were negatively impacted by a significant decrease in demand due to the COVID-19 pandemic.  We experienced a broad recovery beginning in the third fiscal quarter of 2020 that continued through the second fiscal quarter of 2021.  The increasing demand and manufacturing capacities resulted in increased net revenues compared to the prior fiscal quarter and prior year periods.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended July 3, 2021 were 28.0%, versus 26.5% and 22.5%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the six fiscal months ended July 3, 2021 were 27.3%, versus 23.3% for the comparable prior year period.   The increases versus the prior fiscal quarter and the prior year periods are primarily due to increased volume.  We were able to offset the negative impacts of inflation and average selling price decline versus the prior year periods and maintain our contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 3, 2021	April 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net revenues	$167,937	$153,223	$118,944	$321,160	$235,837
Gross profit margin	28.2%	24.2%	22.7%	26.3%	23.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 3, 2021		Six fiscal months ended July 3, 2021
	Change in net revenues	% change	Change in net revenues	% change
April 3, 2021	$14,714	9.6%
July 4, 2020	$48,993	41.2%	$85,323	36.2%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	8.3%	43.7%	40.4%
Change in average selling prices	1.2%	(2.5)%	(3.4)%
Foreign currency effects	(0.1)%	1.8%	1.8%
Other	0.2%	(1.8)%	(2.6)%
Net change	9.6%	41.2%	36.2%

The MOSFET segment net revenues increased significantly versus the prior fiscal quarter and prior year periods.  Net revenues increased for customers in all regions.  The increase versus the prior fiscal quarter was primarily due to increased sales to distribution customers, particularly in Asia.  All end markets and all customer channels contributed to the increases versus the prior year periods.

Gross profit margin increased versus the prior fiscal quarter and the prior year periods.  The increases were primarily due to the higher sales volume.  An increase in average selling prices and cost reduction measures contributed to the increase versus the prior fiscal quarter.  The increase versus the prior year periods primarily due to higher sales volume and cost reduction measures was partially offset by lower average selling prices, cost inflation, and negative foreign currency impact.

Average selling prices increased slightly versus the prior fiscal quarter, but decreased slightly versus the prior year quarter and moderately versus the prior year-to-date period.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.

Diodes

Net revenues and gross profit margin of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 3, 2021	April 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net revenues	$174,815	$157,178	$124,187	$331,993	$239,530
Gross profit margin	23.9%	21.9%	20.1%	22.9%	18.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 3, 2021		Six fiscal months ended July 3, 2021
	Change in net revenues	% change	Change in net revenues	% change
April 3, 2021	$17,637	11.2%
July 4, 2020	$50,628	40.8%	$92,463	38.6%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	9.2%	36.2%	34.8%
Change in average selling prices	1.7%	0.2%	(0.2)%
Foreign currency effects	(0.1)%	3.1%	3.3%
Other	0.4%	1.3%	0.7%
Net change	11.2%	40.8%	38.6%

Net revenues of the Diodes segment increased significantly versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter was primarily due to increased sales to distributor customers.  All end markets and all customer channels contributed to the increases versus the prior year periods.

Gross profit margin increased versus the prior fiscal quarter and the prior year periods.  The increases were primarily due to higher sales volume.  Higher average selling prices also contributed to the increase versus the prior fiscal quarter.  The increases versus the prior year periods are primarily due to increased sales volume, cost reduction measures, and the positive impact of an inventory increase were partially offset by cost inflation, higher metals prices, and negative foreign currency impacts.

Average selling prices increased slightly versus the prior fiscal quarter and the prior year quarter, but decreased slighlty versus the prior year-to-date period.

Optoelectronic Components

Net revenues and gross profit margin of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 3, 2021	April 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net revenues	$75,795	$77,771	$49,130	$153,566	$103,309
Gross profit margin	32.4%	33.0%	23.9%	32.7%	25.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 3, 2021		Six fiscal months ended July 3, 2021
	Change in net revenues	% change	Change in net revenues	% change
April 3, 2021	$(1,976)	(2.5)%
July 4, 2020	$26,665	54.3%	$50,257	48.6%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	(3.9)%	44.8%	41.5%
Increase in average selling prices	1.7%	1.5%	0.7%
Foreign currency effects	(0.1)%	5.3%	4.9%
Other	(0.2)%	2.7%	1.5%
Net change	(2.5)%	54.3%	48.6%

Net revenues of our Optoelectronic Components segment decreased slightly versus the prior fiscal quarter, but increased significantly versus the prior year periods.  Customers in all regions contributed to the slight decrease versus the prior fiscal quarter.  Net revenues increased for customers in all regions and all sales channels versus the prior year periods.

Gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower sales volume and cost inflation, partially offset by higher average selling prices and positive product mix.  The increases versus the prior year periods are primarily due to increased sales volume, higher average selling prices, and cost reduction measures, partially offset by cost inflation and higher metals prices.

Average selling prices increased slightly versus the prior fiscal quarter and prior year periods.

Resistors

Net revenues and gross profit margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 3, 2021	April 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net revenues	$194,722	$186,602	$140,412	$381,324	$299,620
Gross profit margin	29.7%	28.9%	23.2%	29.3%	25.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 3, 2021		Six fiscal months ended July 3, 2021
	Change in net revenues	% change	Change in net revenues	% change
April 3, 2021	$8,120	4.4%
July 4, 2020	$54,310	38.7%	$81,704	27.3%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	3.8%	26.3%	17.7%
Change in average selling prices	0.5%	0.6%	(0.3)%
Foreign currency effects	(0.1)%	5.3%	4.9%
Acquisition	0.0%	4.2%	3.9%
Other	0.2%	2.3%	1.1%
Net change	4.4%	38.7%	27.3%

Net revenues of the Resistors segment increased moderately versus the prior fiscal quarter and significantly versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distributor customers and customers in the Americas and Asia regions.  The increases versus the prior year periods are primarily due to increased sales to distributor customers and automotive and industrial end market customers in all regions.

The gross profit margin increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales volume, increased average selling prices, and greater efficiencies.  The increases versus the prior year periods are due to the significant increase in sales volume, greater efficiencies, and positive exchange rate impact, partially offset by higher metals prices.

Average selling prices increased slightly versus the prior fiscal quarter and prior year quarter, but decreased slightly versus the prior year-to-date period.

We are increasing critical manufacturing capacities for certain product lines.

Inductors

Net revenues and gross profit margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 3, 2021	April 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net revenues	$85,539	$83,458	$65,185	$168,997	$138,970
Gross profit margin	33.5%	33.3%	31.1%	33.4%	31.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarters ended July 3, 2021		Six fiscal months ended July 3, 2021
	Change in net revenues	% change	Change in net revenues	% change
April 3, 2021	$2,081	2.5%
July 4, 2020	$20,354	31.2%	$30,027	21.6%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	1.8%	33.2%	23.3%
Change in average selling prices	0.8%	(2.2)%	(2.3)%
Foreign currency effects	0.0%	1.7%	1.5%
Other	(0.1)%	(1.5)%	(0.9)%
Net change	2.5%	31.2%	21.6%

Net revenues of the Inductors segment increased slightly versus the prior fiscal quarter and significantly versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distributor customers and customers in the Americas and Asia regions.  The increases versus the prior year periods are primarily due to increased sales to distributor customers and automotive, medical, and industrial end market customers in all regions.

The gross profit margin increased versus the prior fiscal quarter and the prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and higher average selling prices, partially offset by higher metals prices.  The increases versus the prior year periods are primarily due to higher sales volume and improved efficiencies, partially offset by lower average selling prices and higher metals prices.

Average selling prices increased versus the prior fiscal quarter, but decreased versus the prior year periods.

We expect long-term growth in this segment, and are accelerating capacity expansion to capitalize on future market upturns.

Capacitors

Net revenues and gross profit margin of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 3, 2021	April 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net revenues	$120,312	$106,400	$83,859	$226,712	$177,292
Gross profit margin	24.1%	22.6%	18.1%	23.4%	20.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 3, 2021		Six fiscal months ended July 3, 2021
	Change in net revenues	% change	Change in net revenues	% change
April 3, 2021	$13,912	13.1%
July 4, 2020	$36,453	43.5%	$49,420	27.9%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	13.0%	34.2%	19.8%
Increase in average selling prices	0.2%	1.0%	1.3%
Foreign currency effects	(0.1)%	5.7%	5.0%
Other	0.0%	2.6%	1.8%
Net change	13.1%	43.5%	27.9%

Net revenues of the Capacitors segment increased significantly versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distributor customers in all regions.  The increases versus the prior year periods are primarily due to increased sales to distributor customers and the industrial and automotive end markets in all regions.

The gross profit margin increased versus the prior fiscal quarter and the prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and manufacturing efficiencies.  The increases versus the prior year periods are primarily due to higher sales volume, manufacturing efficiencies, and increased average selling prices, partially offset by the negative impact of product mix and increased metals prices.

Average selling prices increased slightly versus the prior fiscal quarter and the prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 3, 2021	April 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Total SG&A expenses	$103,900	$105,685	$89,127	$209,585	$188,959
as a percentage of revenues	12.7%	13.8%	15.3%	13.2%	15.8%

The sequential decrease in SG&A expenses is primarily attributable to uneven attribution of stock compensation expense in the first fiscal quarter of 2021.  SG&A expenses increased versus the prior year periods due to increased incentive compensation accruals and foreign exchange rates.  SG&A expenses for the fiscal quarter and six fiscal months ended July 4, 2020 include $(0.7) million and $(0.4) million, respectively, of incremental costs (benefits) separable from normal operations directly attributable to the COVID-19 pandemic.

Other Income (Expense)

Interest expense for the fiscal quarter ended July 3, 2021 decreased $0.1 million and $4.0 million versus the fiscal quarters ended April 3, 2021 and July 4, 2020, respectively.  Interest expense for the six fiscal months ended July 3, 2021 decreased by $8.2 million versus the six fiscal months ended July 4, 2020.  The decreases versus the prior year periods are primarily due to the elimination of non-cash debt discount amortization upon the adoption of ASU No. 2020-06 effective January 1, 2021 and repurchases of convertible notes in the second and third fiscal quarters of 2020.  See Note 1 to the consolidated condensed financial statements.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	July 3, 2021	July 4, 2020	Change
Foreign exchange gain (loss)	$(1,824)	$(1,183)	$(641)
Interest income	325	956	(631)
Other components of net periodic pension expense	(3,305)	(3,063)	(242)
Investment income	1,055	1,806	(751)
	$(3,749)	$(1,484)	$(2,265)

	Fiscal quarters ended
	July 3, 2021	April 3, 2021	Change
Foreign exchange gain (loss)	$(1,824)	$(611)	$(1,213)
Interest income	325	287	38
Other components of net periodic pension expense	(3,305)	(3,302)	(3)
Investment income (expense)	1,055	(2,121)	3,176
Other	-	16	(16)
	$(3,749)	$(5,731)	$1,982

	Six fiscal months ended
	July 3, 2021	July 4, 2020	Change
Foreign exchange gain (loss)	$(2,435)	$681	$(3,116)
Interest income	612	2,810	(2,198)
Other components of net periodic pension expense	(6,607)	(6,131)	(476)
Investment income (expense)	(1,066)	1,369	(2,435)
Other	16	(15)	31
	$(9,480)	$(1,286)	$(8,194)

Income Taxes

For the fiscal quarter ended July 3, 2021, our effective tax rate was 20.3%, as compared to 17.8% and 16.3% for the fiscal quarters ended April 3, 2021 and July 4, 2020, respectively.  For the six fiscal months ended July 3, 2021, our effective tax rate was 19.2%, as compared to 20.6% for the six fiscal months ended July 4, 2020.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each fiscal quarter presented.  These items were $(3.9) million (tax benefit) in the fiscal quarter ended July 3, 2021, $(4.4) million (tax benefit) in the fiscal quarter ended April 3, 2021, and $(0.2) million (tax benefit) in the fiscal quarter ended July 4, 2020.

The effective tax rate for the fiscal quarter ended July 3, 2021 was impacted by a $3.9 million tax benefit recognized due to a change in tax regulations.

The effective tax rate for the fiscal quarter ended April 3, 2021 was also impacted by a $4.4 million tax benefit recognized due to a change in tax regulations.

The effective tax rate for the fiscal quarter ended July 4, 2020 was impacted by the repatriation of $104.1 million to the United States, which completed the cash repatriation program that we initiated in 2017 in response to the enactment of the TCJA.  The effective tax rate for the six fiscal months ended July 4, 2020 was also impacted by the effect of the repurchase of convertible debentures.  We recognized tax benefits of $1.3 million reflecting the reduction in deferred tax liabilities related to the special tax attributes of the convertible debentures.

During the six fiscal months ended July 3, 2021, the liabilities for unrecognized tax benefits decreased by $1.4 million on a net basis, primarily due to a payment, statute expiration, and currency translation adjustments, partially offset by accruals for current year tax positions and interest.

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

We expect our business to continue to be a reliable generator of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the economic environment worsens.  We generated cash flows from operations of $174.8 million and "free cash" of $114.3 million in the six fiscal months ended July 3, 2021.

The COVID-19 pandemic and the mitigation efforts by governments to control its spread did not have a significant impact on our financial condition, liquidity, or capital resources.

We completed our cash repatriation program that we initiated in response to the TCJA in 2020.  We continue to evaluate the TCJA's provisions and may further adjust our financial and capital structure and business practices accordingly.

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

At December 31, 2020, we had no amounts outstanding on our revolving credit facility.  We had no amounts outstanding at July 3, 2021.  We borrowed $467 million and repaid $467 million on the revolving credit facility during the six fiscal months ended July 3, 2021.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $97.5 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $162 million during the six fiscal months ended July 3, 2021.

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

We were in compliance with all financial covenants under the credit facility at July 3, 2021.  Our interest coverage ratio and leverage ratio were 25.47 to 1 and 0.94 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the full amount of the revolving credit facility is useable.

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

As of July 3, 2021, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect, at least initially, to fund any future repurchases of convertible debt instruments, as well as other obligations required to be paid by the U.S. parent company, Vishay Intertechnology, Inc., including cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments by borrowing under our revolving credit facility.  Our U.S. subsidiaries also have operating cash needs.

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

The following table summarizes the components of net cash and short-term investments (debt) at July 3, 2021 and December 31, 2020 (in thousands):

	July 3, 2021	December 31, 2020

Credit facility	$-	$-
Convertible senior notes, due 2025*	465,344	406,268
Convertible senior debentures, due 2040*	-	130
Deferred financing costs	(11,313)	(11,512)
Total debt	454,031	394,886

Cash and cash equivalents	726,759	619,874
Short-term investments	129,035	158,476

Net cash and short-term investments (debt)	$401,763	$383,464

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

Our financial condition as of July 3, 2021 continued to be strong, with no change to the current ratio (current assets to current liabilities) of 3.0 to 1 from December 31, 2020.  The increases in cash, accounts receivable, and inventory were offset by increases in trade accounts payable and accrued expenses.  Our ratio of total debt to Vishay stockholders' equity was 0.27 to 1 at July 3, 2021, as compared to 0.25 to 1 at December 31, 2020.  The increase in the ratio is primarily due to the increase in the carrying value of our long-term debt upon the adoption of ASU No. 2020-06.  See Notes 1 and 5 to the consolidated condensed financial statements.

Cash flows provided by operating activities were $174.8 million for the six fiscal months ended July 3, 2021, as compared to cash flows provided by operations of $124.9 million for the six fiscal months ended July 4, 2020.

Cash paid for property and equipment for the six fiscal months ended July 3, 2021 was $60.7 million, as compared to $48.8 million for the six fiscal months ended July 4, 2020.  To be well positioned to service our customers and to fully participate in growing markets, we intend to increase our capital expenditures for expansion in the mid-term.  For the year 2021, we expect to invest approximately $250 million in capital expenditures.

Cash paid for dividends to our common and Class B common stockholders totalled $27.5 million and $27.5 million for the six fiscal months ended July 3, 2021 and July 4, 2020, respectively.  We expect dividend payments in 2021 to total approximately $55.0 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

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

10.1
Amendment to Employment Agreement, dated July 1, 2021, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), and Dr. Gerald Paul.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 3, 2021, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  August 10, 2021