Form 10-Q
period 2021-10-02
VISHAY INTERTECHNOLOGY INC
filed 2021-11-03
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           October 2, 2021

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
☐ Yes  ☒ No

As of October 29, 2021 the registrant had 132,710,732 shares of its common stock and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
October 2, 2021

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	October 2, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$831,760	$619,874
Short-term investments	84,177	158,476
Accounts receivable, net	378,523	338,632
Inventories:
Finished goods	152,769	120,792
Work in process	223,355	201,259
Raw materials	156,544	126,200
Total inventories	532,668	448,251

Prepaid expenses and other current assets	146,870	132,103
Total current assets	1,973,998	1,697,336

Property and equipment, at cost:
Land	75,063	76,231
Buildings and improvements	632,219	641,041
Machinery and equipment	2,746,511	2,732,771
Construction in progress	112,157	86,520
Allowance for depreciation	(2,640,993)	(2,593,398)
Property and equipment, net	924,957	943,165

Right of use assets	110,083	102,440

Goodwill	157,683	158,183

Other intangible assets, net	59,583	66,795

Other assets	197,974	186,554
Total assets	$3,424,278	$3,154,473

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	October 2, 2021	December 31, 2020
	(Unaudited)
Liabilities, temporary equity, and equity
Current liabilities:
Trade accounts payable	$221,666	$196,203
Payroll and related expenses	155,792	141,034
Lease liabilities	21,583	22,074
Other accrued expenses	206,045	182,642
Income taxes	40,648	20,470
Total current liabilities	645,734	562,423

Long-term debt less current portion	454,848	394,886
U.S. transition tax payable	110,681	125,438
Deferred income taxes	1,843	1,852
Long-term lease liabilities	94,064	86,220
Other liabilities	105,880	104,356
Accrued pension and other postretirement costs	283,049	300,113
Total liabilities	1,696,099	1,575,288

Redeemable convertible debentures	-	170

Equity:
Vishay stockholders' equity
Common stock	13,271	13,256
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,346,980	1,409,200
Retained earnings	379,672	138,990
Accumulated other comprehensive income (loss)	(15,613)	13,559
Total Vishay stockholders' equity	1,725,520	1,576,215
Noncontrolling interests	2,659	2,800
Total equity	1,728,179	1,579,015
Total liabilities, temporary equity, and equity	$3,424,278	$3,154,473

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	October 2, 2021	October 3, 2020

Net revenues	$813,663	$640,160
Costs of products sold	587,927	488,451
Gross profit	225,736	151,709

Selling, general, and administrative expenses	102,215	90,219
Operating income	123,521	61,490

Other income (expense):
Interest expense	(4,427)	(7,414)
Loss on early extinguishment of debt	-	(3,454)
Other	(2,679)	(4,898)
Total other income (expense)	(7,106)	(15,766)

Income before taxes	116,415	45,724

Income tax expense	19,333	12,063

Net earnings	97,082	33,661

Less: net earnings attributable to noncontrolling interests	262	177

Net earnings attributable to Vishay stockholders	$96,820	$33,484

Basic earnings per share attributable to Vishay stockholders	$0.67	$0.23

Diluted earnings per share attributable to Vishay stockholders	$0.67	$0.23

Weighted average shares outstanding - basic	145,017	144,854

Weighted average shares outstanding - diluted	145,458	145,197

Cash dividends per share	$0.095	$0.095

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	October 2, 2021	October 3, 2020

Net earnings	$97,082	$33,661

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,850	1,886

Foreign currency translation adjustment	(17,242)	21,100

Other comprehensive income (loss)	(15,392)	22,986

Comprehensive income	81,690	56,647

Less: comprehensive income attributable to noncontrolling interests	262	177

Comprehensive income attributable to Vishay stockholders	$81,428	$56,470

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 2, 2021	October 3, 2020

Net revenues	$2,397,415	$1,834,718
Costs of products sold	1,739,458	1,405,099
Gross profit	657,957	429,619

Selling, general, and administrative expenses	311,800	279,178
Restructuring and severance costs	-	743
Operating income	346,157	149,698

Other income (expense):
Interest expense	(13,246)	(24,396)
Loss on early extinguishment of debt	-	(7,520)
Other	(12,159)	(6,184)
Total other income (expense)	(25,405)	(38,100)

Income before taxes	320,752	111,598

Income tax expense	58,646	25,658

Net earnings	262,106	85,940

Less: net earnings attributable to noncontrolling interests	659	584

Net earnings attributable to Vishay stockholders	$261,447	$85,356

Basic earnings per share attributable to Vishay stockholders	$1.80	$0.59

Diluted earnings per share attributable to Vishay stockholders	$1.80	$0.59

Weighted average shares outstanding - basic	145,000	144,831

Weighted average shares outstanding - diluted	145,455	145,221

Cash dividends per share	$0.285	$0.285

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	October 2, 2021	October 3, 2020

Net earnings	$262,106	$85,940

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	5,734	5,247

Foreign currency translation adjustment	(34,906)	18,059

Other comprehensive income (loss)	(29,172)	23,306

Comprehensive income	232,934	109,246

Less: comprehensive income attributable to noncontrolling interests	659	584

Comprehensive income attributable to Vishay stockholders	$232,275	$108,662

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 2, 2021	October 3, 2020

Operating activities
Net earnings	$262,106	$85,940
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	125,095	123,776
(Gain) loss on disposal of property and equipment	(254)	257
Accretion of interest on convertible debt instruments	-	10,232
Inventory write-offs for obsolescence	14,960	17,891
Deferred income taxes	(4,208)	(1,142)
Loss on early extinguishment of debt	-	7,520
Other	8,376	3,188
Change in U.S. transition tax liability	(14,757)	(14,757)
Change in repatriation tax liability	-	(16,258)
Net change in operating assets and liabilities, net of effects of business acquired	(80,866)	(27,408)
Net cash provided by operating activities	310,452	189,239

Investing activities
Capital expenditures	(118,156)	(70,801)
Proceeds from sale of property and equipment	1,257	293
Purchase of business, net of cash acquired	-	(25,852)
Purchase of short-term investments	(55,491)	(157,177)
Maturity of short-term investments	126,171	241,016
Other investing activities	347	(529)
Net cash used in investing activities	(45,872)	(13,050)

Financing activities
Repurchase of convertible debt instruments	(300)	(148,177)
Net changes in short-term borrowings	-	(110)
Dividends paid to common stockholders	(37,823)	(37,779)
Dividends paid to Class B common stockholders	(3,448)	(3,448)
Distributions to noncontrolling interests	(800)	(600)
Cash withholding taxes paid when shares withheld for vested equity awards	(1,963)	(2,016)
Net cash used in financing activities	(44,334)	(192,130)
Effect of exchange rate changes on cash and cash equivalents	(8,360)	4,230

Net increase (decrease) in cash and cash equivalents	211,886	(11,711)

Cash and cash equivalents at beginning of period	619,874	694,133
Cash and cash equivalents at end of period	$831,760	$682,422

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

 Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity (continued)
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$13,256	$1,210	$1,409,200	$138,990	$13,559	$1,576,215	$2,800	$1,579,015
Cumulative effect of accounting change for adoption of ASU 2020-06 (see Note 1)	-	-	(66,078)	20,566	-	(45,512)	-	(45,512)
Net earnings	-	-	-	71,435	-	71,435	208	71,643
Other comprehensive income	-	-	-	-	(25,085)	(25,085)	-	(25,085)
Issuance of stock and related tax withholdings for vested restricted stock units (149,722 shares)	15	-	(1,978)	-	-	(1,963)	-	(1,963)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	4,120	-	-	4,120	-	4,120
Balance at April 3, 2021	$13,271	$1,210	$1,345,284	$217,214	$(11,526)	$1,565,453	$3,008	$1,568,461
Net earnings	-	-	-	93,192	-	93,192	189	93,381
Other comprehensive income	-	-	-	-	11,305	11,305	-	11,305
Distributions to noncontrolling interests	-	-	-	-	-	-	(800)	(800)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	828	-	-	828	-	828
Balance at July 3, 2021	$13,271	$1,210	$1,346,132	$296,629	$(221)	$1,657,021	$2,397	$1,659,418
Net earnings	-	-	-	96,820	-	96,820	262	97,082
Other comprehensive income	-	-	-	-	(15,392)	(15,392)	-	(15,392)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	828	-	-	828	-	828
Balance at October 2, 2021	$13,271	$1,210	$1,346,980	$379,672	$(15,613)	$1,725,520	$2,659	$1,728,179

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The results of operations for the fiscal quarter and nine fiscal months ended October 2, 2021 are not necessarily indicative of the results to be expected for the full year.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	October 2, 2021	December 31, 2020
Right of use assets
Operating Leases
Buildings and improvements	$105,072	$97,429
Machinery and equipment	5,011	5,011
Total	$110,083	$102,440
Current lease liabilities
Operating Leases
Buildings and improvements	$18,944	$19,370
Machinery and equipment	2,639	2,704
Total	$21,583	$22,074
Long-term lease liabilities
Operating Leases
Buildings and improvements	$91,744	$83,926
Machinery and equipment	2,320	2,294
Total	$94,064	$86,220
Total lease liabilities	$115,647	$108,294

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Lease expense
Operating lease expense	$6,170	$5,898	$18,570	$17,310
Short-term lease expense	691	260	1,444	679
Variable lease expense	97	11	290	40
Total lease expense	$6,958	$6,169	$20,304	$18,029

The Company paid $18,000 and $18,703 for its operating leases in the nine fiscal months ended October 2, 2021 and October 3, 2020, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 9.3 years and the weighted-average discount rate is 5.6% as of October 2, 2021.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

October 2, 2021
2021 (excluding the nine fiscal months ended October 2, 2021)	$5,692
2022	21,305
2023	19,061
2024	16,745
2025	15,255
Thereafter	71,276

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2019	$24,139
Cash paid	(1,330)
Foreign currency translation	35
Balance at December 31, 2019	$22,844
Expense recorded in 2020	743
Cash paid	(10,813)
Foreign currency translation	683
Balance at December 31, 2020	$13,457
Cash paid	(10,624)
Foreign currency translation	(86)
Balance at October 2, 2021	$2,747

The payment terms vary by country, but generally are paid in a lump sum at cessation of employment.  Some payments are made over an extended period.  The current portion of the liability is $1,738 and is included in other accrued expenses on the consolidated condensed balance sheet.  The non-current portion of the liability is $1,009 and is included in other liabilities on the consolidated condensed balance sheet.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended October 2, 2021 and October 3, 2020 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

The Company adjusted its deferred tax balances by $12,127 upon the adoption of ASU No. 2020-06 on January 1, 2021, which was included in the cumulative-effect adjustment recorded to retained earnings.  See Note 1.

The Company recognized tax benefits of $5,714 due to the release of a valuation allowance during the fiscal quarter ended October 2, 2021.  The Company also recognized tax benefits of $8,276 due to changes in tax regulations during the nine fiscal months ended October 2, 2021.

During the nine fiscal months ended October 2, 2021, the liabilities for unrecognized tax benefits decreased by $1,328 on a net basis, primarily due to a payment, statute expiration, and currency translation adjustments, partially offset by accruals for current year tax positions and interest.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	October 2, 2021	December 31, 2020

Credit facility	$-	$-
Convertible senior notes, due 2025	465,344	406,268
Convertible senior debentures, due 2040	-	130
Deferred financing costs	(10,496)	(11,512)
	454,848	394,886
Less current portion	-	-
	$454,848	$394,886

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2025 as of October 2, 2021:

Convertible Senior Notes Due 2025
Issuance date	June 12, 2018
Maturity date	June 15, 2025
Principal amount as of October 2, 2021	$465,344
Cash coupon rate (per annum)	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%
Conversion rate effective September 9, 2021 (per $1 principal amount)	31.9258
Effective conversion price effective September 9, 2021 (per share)	$31.32
130% of the conversion price (per share)	$40.72
Call date	n/a

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The carrying value of the convertible senior notes due 2025 was $465,344 as of October 2, 2021.  The carrying value of the liability and equity components of the convertible debt instruments prior to the adoption of ASU No. 2020-06 are reflected in the Company’s consolidated condensed balance sheet as follows:

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

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the fiscal quarters ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debt instruments
October 2, 2021
Convertible senior notes due 2025	$2,618	-	433	$3,051

October 3, 2020
Convertible senior notes due 2025	$2,839	3,099	382	$6,320
Convertible senior debentures	$16	8	-	$24
Total	$2,855	$3,107	$382	$6,344

Interest expense related to the convertible debt instruments is reflected on the consolidated condensed statements of operations for the nine fiscal months ended:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debt instruments
October 2, 2021
Convertible senior notes due 2025	$7,854	-	1,299	$9,153

October 3, 2020
Convertible senior notes due 2025	$9,480	10,195	1,271	$20,946
Convertible senior debentures	$76	37	-	$113
Total	$9,556	$10,232	$1,271	$21,059

Other non-cash interest expense includes amortization of deferred financing costs.  Interest expense related to the convertible senior debentures was immaterial in 2021.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Beginning balance	$41,262	$39,432	$39,629	$40,508
Sales allowances	22,850	22,190	68,689	64,046
Credits issued	(28,948)	(27,610)	(72,744)	(70,583)
Foreign currency	(314)	534	(724)	575
Ending balance	$34,850	$34,546	$34,850	$34,546

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2021	$(77,075)	$90,634	$13,559
Other comprehensive income before reclassifications	-	(34,906)	$(34,906)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(34,906)	$(34,906)
Amounts reclassified out of AOCI	7,951	-	$7,951
Tax effect	(2,217)	-	$(2,217)
Amounts reclassified out of AOCI, net of tax	5,734	-	$5,734
Net other comprehensive income	$5,734	$(34,906)	$(29,172)
Balance at October 2, 2021	$(71,341)	$55,728	$(15,613)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2021 and 2020 for the Company’s defined benefit pension plans:

	Fiscal quarter ended October 2, 2021		Fiscal quarter ended October 3, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,167	$-	$1,115
Interest cost	254	738	342	961
Expected return on plan assets	-	(414)	-	(504)
Amortization of prior service cost	36	49	36	31
Amortization of losses	447	1,851	298	1,671
Curtailment and settlement losses	-	203	-	317
Net periodic benefit cost	$737	$3,594	$676	$3,591

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 2, 2021 and October 3, 2020 for the Company’s defined benefit pension plans:

	Nine fiscal months ended October 2, 2021		Nine fiscal months ended October 3, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$3,548	$-	$3,260
Interest cost	762	2,246	1,025	2,804
Expected return on plan assets	-	(1,250)	-	(1,490)
Amortization of prior service cost	108	150	108	91
Amortization of losses	1,340	5,622	893	4,851
Curtailment and settlement losses	-	604	-	777
Net periodic benefit cost	$2,210	$10,920	$2,026	$10,293

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2021 and 2020 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended October 2, 2021		Fiscal quarter ended October 3, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$25	$70	$28	$73
Interest cost	41	10	59	16
Amortization of losses (gains)	13	29	7	33
Net periodic benefit cost	$79	$109	$94	$122

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 2, 2021 and October 3, 2020 for the Company’s other postretirement benefit plans:

	Nine fiscal months ended October 2, 2021		Nine fiscal months ended October 3, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$76	$211	$84	$210
Interest cost	123	32	177	47
Amortization of losses (gains)	39	88	20	95
Net periodic benefit cost	$238	$331	$281	$352

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

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020

Restricted stock units	$828	$732	$5,567	4,390
Phantom stock units	-	-	209	215
Total	$828	$732	$5,776	4,605

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at October 2, 2021 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$4,229	0.9
Phantom stock units	-	n/a
Total	$4,229

The Company currently expects all performance-based RSUs to vest and all of the associated unrecognized compensation cost for performance-based RSUs presented in the table above to be recognized.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity under the 2007 Program as of October 2, 2021 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2021	793	$18.90
Granted	319	22.07
Vested*	(235)	18.79
Cancelled or forfeited	-	-
Outstanding at October 2, 2021	877	$20.08

Expected to vest at October 2, 2021	877

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

Phantom Stock Units

Phantom stock unit activity under the phantom stock plan as of October 2, 2021 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2021	198
Granted	10	$20.89
Dividend equivalents issued	3
Outstanding at October 2, 2021	211

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 10 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other*	Total
Fiscal quarter ended October 2, 2021:
Net revenues	$175,499	$185,306	$70,750	$181,189	$84,816	$116,103	$-	$813,663

Gross profit	$53,868	$46,756	$23,810	$49,729	$26,857	$24,716	$-	$225,736

Segment operating income	$43,717	$41,363	$19,708	$43,547	$24,368	$19,913	$-	$192,616

Fiscal quarter ended October 3, 2020:
Net revenues	$133,976	$123,744	$64,955	$145,362	$79,399	$92,724	$-	$640,160

Gross profit	$29,649	$20,843	$21,289	$35,186	$26,597	$18,387	$(242)	$151,709

Segment operating income	$20,148	$15,828	$17,184	$30,127	$24,106	$13,703	$(242)	$120,854

Nine fiscal months ended October 2, 2021:
Net revenues	$496,659	$517,299	$224,316	$562,513	$253,813	$342,815	$-	$2,397,415

Gross Profit	$138,410	$122,929	$73,958	$161,631	$83,288	$77,741	$-	$657,957

Segment Operating Income	$108,434	$106,304	$61,070	$142,288	$75,902	$62,462	$-	$556,460

Nine fiscal months ended October 3, 2020:
Net revenues	$369,813	$363,274	$168,264	$444,982	$218,369	$270,016	$-	$1,834,718

Gross Profit	$84,779	$65,265	$47,602	$112,472	$69,836	$53,960	$(4,295)	$429,619

Segment Operating Income	$56,408	$50,064	$35,818	$96,891	$62,129	$39,297	$(4,295)	$336,312

*Amounts reported in Corporate/Other above represent unallocated costs directly related to the COVID-19 pandemic, which are reported as costs of products sold on the consolidated condensed statements of operations.

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Reconciliation:
Segment Operating Income	$192,616	$120,854	$556,460	$336,312
Restructuring and Severance Costs	-	-	-	(743)
Impact of the COVID-19 Pandemic on Selling, General, and Administrative Expenses	-	441	-	871
Unallocated Selling, General, and Administrative Expenses	(69,095)	(59,805)	(210,303)	(186,742)
Consolidated Operating Income	$123,521	$61,490	$346,157	$149,698
Unallocated Other Income (Expense)	(7,106)	(15,766)	(25,405)	(38,100)
Consolidated Income Before Taxes	$116,415	$45,724	$320,752	$111,598

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Distributors	$483,766	$325,695	$1,400,700	$980,703
OEMs	278,358	273,664	850,413	725,592
EMS companies	51,539	40,801	146,302	128,423
Total Revenue	$813,663	$640,160	$2,397,415	$1,834,718

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Asia	$365,133	$270,451	$1,034,936	$748,160
Europe	263,650	213,296	800,801	626,276
Americas	184,880	156,413	561,678	460,282
Total Revenue	$813,663	$640,160	$2,397,415	$1,834,718

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Industrial	$335,047	$209,473	$927,981	$651,461
Automotive	240,764	216,641	743,766	552,418
Telecommunications	24,580	27,845	72,438	91,033
Computing	58,703	51,032	183,234	151,974
Consumer Products	43,839	33,353	128,243	76,477
Power Supplies	42,082	29,112	119,373	86,482
Military and Aerospace	40,198	40,582	124,909	125,968
Medical	28,450	32,122	97,471	98,905
Total revenue	$813,663	$640,160	$2,397,415	$1,834,718

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020

Numerator:
Net earnings attributable to Vishay stockholders	$96,820	$33,484	$261,447	$85,356

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,808	144,658	144,792	144,636
Outstanding phantom stock units	209	196	208	195
Adjusted weighted average shares	145,017	144,854	145,000	144,831

Effect of dilutive securities:
Convertible debt instruments	-	5	3	35
Restricted stock units	441	338	452	355
Dilutive potential common shares	441	343	455	390

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	145,458	145,197	145,455	145,221

Basic earnings per share attributable to Vishay stockholders	$0.67	$0.23	$1.80	$0.59

Diluted earnings per share attributable to Vishay stockholders	$0.67	$0.23	$1.80	$0.59

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Convertible debt instruments:
Convertible Senior Notes, due 2025	-	16,009	-	17,806
Convertible Senior Debentures, due 2041	-	156	-	133
Weighted average other	317	325	317	346

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
October 2, 2021
Assets:
Assets held in rabbi trusts	$58,169	$32,436	$25,733	$-
Available for sale securities	$4,669	4,669	-	-
	$62,838	$37,105	$25,733	$-
December 31, 2020
Assets:
Assets held in rabbi trusts	$57,892	$34,145	23,747	$-
Available for sale securities	$4,917	4,917	-	-
	$62,809	$39,062	$23,747	$-

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

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $100,000 as of  October 2, 2021 and December 31, 2020.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of October 2, 2021 and December 31, 2020.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at October 2, 2021 and December 31, 2020 is approximately $486,800 and $491,400, respectively, compared to its carrying value, excluding the deferred financing costs, of $465,344 and $406,398, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At October 2, 2021 and December 31, 2020, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At October 2, 2021 and December 31, 2020, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

While the COVID-19 pandemic continues to have a global impact, the economic impact of the COVID-19 pandemic on Vishay was temporary as evidenced by our revenues through the first nine fiscal months of 2021.  In this volatile economic environment, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  We have significant liquidity to withstand temporary disruptions in the economic environment.  The global cost reduction and management rejuvenation programs that we began as part of our continuous efforts to improve efficiency and operating performance in 2019 have been fully implemented.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The COVID-19 pandemic impacted almost all key financial metrics in 2020.  We experienced a broad recovery in orders and sales beginning in the third fiscal quarter of 2020 that continued in the third fiscal quarter of 2021.  We continue to increase manufacturing capacities and have broadly implemented strategic price increases, but experienced shortages of labor and cost increases in the third fiscal quarter of 2021.  Order levels continue to be high and backlogs have increased, but at a slower rate than the prior fiscal quarter.  The key financial metrics remain very strong, but were slightly negatively impacted by these combined factors.

Net revenues for the fiscal quarter ended October 2, 2021 were $813.7 million, compared to $819.1 million and $640.2 million for the fiscal quarters ended July 3, 2021 and October 3, 2020, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended October 2, 2021 were $96.8 million, or $0.67 per diluted share, compared to $93.2 million, or $0.64 per diluted share for the fiscal quarter ended July 3, 2021, and $33.5 million, or $0.23 per diluted share for the fiscal quarter ended October 3, 2020.

Net revenues for the nine fiscal months ended October 2, 2021 were $2,397.4 million, compared to $1,834.7 million for the nine fiscal months ended October 3, 2020.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended October 2, 2021 were $261.4 million, or $1.80 per diluted share, compared to $85.4 million, or $0.59 per diluted share for the nine fiscal months ended October 3, 2020.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Nine fiscal months ended
	October 2, 2021	July 3, 2021	October 3, 2020	October 2, 2021	October 3, 2020

GAAP net earnings attributable to Vishay stockholders	$96,820	$93,192	$33,484	$261,447	$85,356

Reconciling items affecting gross income:
Impact of COVID-19 pandemic	-	-	242	-	4,295

Other reconciling items affecting operating income:
Restructuring and severance costs	-	-	-	-	743
Impact of COVID-19 pandemic	-	-	(441)	-	(871)

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	-	-	3,454	-	7,520

Reconciling items affecting tax expense:
Changes in tax regulation	$-	$(3,881)	$-	$(8,276)	$-
Effects of changes in valuation allowances	(5,714)	-	-	(5,714)	-
Effects of cash repatriation program	-	-	-	-	(190)
Change in deferred taxes due to early extinguishment of debt	-	-	-	-	(1,346)
Tax effects of pre-tax items above	-	-	(716)	-	(2,787)

Adjusted net earnings	$91,106	$89,311	$36,023	$247,457	$92,720

Adjusted weighted average diluted shares outstanding	145,458	145,445	145,197	145,455	145,221

Adjusted earnings per diluted share	$0.63	$0.61	$0.25	$1.70	$0.64

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended			Nine fiscal months ended
	October 2, 2021	July 3, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net cash provided by continuing operating activities	$135,669	$117,461	$64,330	$310,452	$189,239
Proceeds from sale of property and equipment	1,023	34	63	1,257	293
Less: Capital expenditures	(57,446)	(32,183)	(21,969)	(118,156)	(70,801)
Free cash	$79,246	$85,312	$42,424	$193,553	$118,731

Our results for the fiscal quarters ended October 2, 2021, July 3, 2021, and October 3, 2020 represent the sharp and broad recovery that we began to experience in the third fiscal quarter of 2020 that has continued through the third fiscal quarter of 2021.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

Our free cash results were significantly impacted by the installment payments of the U.S. transition tax of $14.8 million in the second fiscal quarter of 2021 and the third fiscal quarter of 2020 and the payment of cash taxes related to the cash repatriated to the U.S. in the second fiscal quarter of 2020 of $16.3 million pursuant to the cash repatriation program that we initiated in 2017 in response to the U.S. Tax Cuts and Jobs Act ("TCJA") enacted in the United States.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2020 through the third fiscal quarter of 2021 (dollars in thousands):

	3rd Quarter 2020	4th Quarter 2020	1st Quarter 2021	2nd Quarter 2021	3rd Quarter 2021

Net revenues	$640,160	$667,180	$764,632	$819,120	$813,663

Gross profit margin(1)	23.7%	22.8%	26.5%	28.0%	27.7%

Operating margin(2)	9.6%	9.0%	12.7%	15.3%	15.2%

End-of-period backlog	$927,900	$1,239,800	$1,731,200	$2,050,200	$2,243,900

Book-to-bill ratio	0.99	1.44	1.67	1.38	1.26

Inventory turnover	4.4	4.6	4.8	4.8	4.5

Change in ASP vs. prior quarter	(1.1)%	(0.3)%	(0.5)%	1.0%	1.3%
_________________________________________
(1) Gross margin for the third and fourth fiscal quarters of 2020 includes $0.2 million and $0.3 million, respectively, of expenses directly related to the COVID-19 pandemic.
(2) Operating margin for the third and fourth fiscal quarters of 2020 includes in total $(0.2) million and $(0.3) million, respectively, of expenses (benefits) directly related to the COVID-19 pandemic.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased significantly versus the third fiscal quarter of 2020, primarily due to higher volume.  Revenues decreased slightly versus the prior fiscal quarter.  We continue to experience robust demand for our products, with the backlog continuing to grow.  Sales at this time continue to be limited by our capacity.  Pressure on average selling prices continues to be very low and we are implementing strategic price increases across the product portfolio to offset increased materials and transportation costs.

Gross profit margin decreased versus the prior fiscal quarter primarily due to higher metals and materials costs.  Gross profit margin increased versus the third fiscal quarter of 2020 primarily due to increased volume and manufacturing efficiencies.

The book-to-bill ratio in the third fiscal quarter of 2021 remained strong, but decreased to 1.26 versus 1.38 in the second fiscal quarter of 2021.  The book-to-bill ratios in the third fiscal quarter of 2021 for distributors and original equipment manufacturers ("OEM") were 1.29 and 1.23, respectively, versus ratios of 1.41 and 1.34, respectively, during the second fiscal quarter of 2021.

For the fourth fiscal quarter of 2021, we anticipate revenues between $805 million and $845 million at a gross margin of 27.7% plus/minus 50 basis points at the exchange rates of Q3 2021.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2020 through the third fiscal quarter of 2021 (dollars in thousands):

	3rd Quarter 2020	4th Quarter 2020	1st Quarter 2021	2nd Quarter 2021	3rd Quarter 2021
MOSFETs
Net revenues	$133,976	$131,567	$153,223	$167,937	$175,499

Book-to-bill ratio	0.93	1.64	1.97	1.26	1.19

Gross profit margin	22.1%	22.4%	24.2%	28.2%	30.7%

Segment operating margin	15.0%	15.3%	17.8%	22.3%	24.9%

Diodes
Net revenues	$123,744	$139,274	$157,178	$174,815	$185,306

Book-to-bill ratio	1.05	1.65	1.85	1.45	1.31

Gross profit margin	16.8%	17.8%	21.9%	23.9%	25.2%

Segment operating margin	12.8%	14.1%	18.3%	20.7%	22.3%

Optoelectronic Components
Net revenues	$64,955	$68,352	$77,771	$75,795	$70,750

Book-to-bill ratio	0.97	1.46	1.66	1.69	1.36

Gross profit margin	32.8%	27.7%	33.0%	32.4%	33.7%

Segment operating margin	26.5%	21.3%	27.3%	26.6%	27.9%

Resistors
Net revenues	$145,362	$161,201	$186,602	$194,722	$181,189

Book-to-bill ratio	1.06	1.24	1.50	1.39	1.26

Gross profit margin	24.2%	25.3%	28.9%	29.7%	27.4%

Segment operating margin	20.7%	21.0%	25.4%	26.4%	24.0%

Inductors
Net revenues	$79,399	$75,260	$83,458	$85,539	$84,816

Book-to-bill ratio	0.96	1.03	1.13	1.21	1.11

Gross profit margin	33.5%	30.1%	33.3%	33.5%	31.7%

Segment operating margin	30.4%	27.0%	30.3%	30.7%	28.7%

Capacitors
Net revenues	$92,724	$91,526	$106,400	$120,312	$116,103

Book-to-bill ratio	0.95	1.54	1.73	1.37	1.37

Gross profit margin	19.8%	17.5%	22.6%	24.1%	21.3%

Segment operating margin	14.8%	12.5%	17.7%	19.7%	17.2%

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses incurred in the local currency are translated at the average exchange rate for the year.  While the translation of revenues and expenses incurred in the local currency into U.S. dollars does not directly impact the statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar generally was weaker during the third fiscal quarter and first nine fiscal months of 2021 compared to the prior year periods, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses versus the prior year periods.  The dollar was stronger during the third fiscal quarter of 2021 compared to the prior fiscal quarter, with the translation of foreign currency revenues and expenses into U.S. dollars slightly decreasing reported revenues and expenses versus the prior fiscal quarter.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.  For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations.  While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold for the third fiscal quarter and first nine fiscal months of 2021 have been unfavorably impacted compared to the prior fiscal quarter and prior year periods by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Nine fiscal months ended
	October 2, 2021	July 3, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Cost of products sold	72.3%	72.0%	76.3%	72.6%	76.6%
Gross profit	27.7%	28.0%	23.7%	27.4%	23.4%
Selling, general & administrative expenses	12.6%	12.7%	14.1%	13.0%	15.2%
Operating income	15.2%	15.3%	9.6%	14.4%	8.2%
Income before taxes and noncontrolling interest	14.3%	14.3%	7.1%	13.4%	6.1%
Net earnings attributable to Vishay stockholders	11.9%	11.4%	5.2%	10.9%	4.7%
________
Effective tax rate	16.6%	20.3%	26.4%	18.3%	23.0%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 2, 2021	July 3, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net revenues	$813,663	$819,120	$640,160	$2,397,415	$1,834,718

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 2, 2021		Nine fiscal months ended October 2, 2021
	Change in net revenues	% change	Change in net revenues	% change
July 3, 2021	$(5,457)	-0.7%
October 3, 2020	$173,503	27.1%	$562,697	30.7%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-1.3%	22.2%	26.3%
Increase in average selling prices	1.3%	2.2%	0.2%
Foreign currency effects	-0.7%	0.3%	2.4%
Acquisition	0.0%	1.0%	1.0%
Other	0.0%	1.4%	0.8%
Net change	-0.7%	27.1%	30.7%

Net revenues for the fiscal quarter and nine fiscal months ended October 3, 2020 were negatively impacted by a significant decrease in demand due to the COVID-19 pandemic that began to broadly recover in the third fiscal quarter of 2020 and has continued through the third fiscal quarter of 2021.  The increasing demand and manufacturing capacities resulted in increased net revenues compared to the prior year periods.  Net revenues decreased slightly versus the prior fiscal quarter.

Gross Profit and Margins

Gross profit margins for the fiscal quarter ended October 2, 2021 were 27.7%, versus 28.0% and 23.7%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the nine fiscal months ended October 2, 2021 were 27.4%, versus 23.4% for the comparable prior year period.  The increases versus the prior year periods are primarily due to increased volume.  The decrease versus the prior fiscal quarter is due to decreased volume and inflationary impacts, particularly increased metals and transportation costs, which negatively impacted the contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues and gross profit margin of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 2, 2021	July 3, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net revenues	$175,499	$167,937	$133,976	$496,659	$369,813
Gross profit margin	30.7%	28.2%	22.1%	27.9%	22.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 2, 2021		Nine fiscal months ended October 2, 2021
	Change in net revenues	% change	Change in net revenues	% change
July 3, 2021	$7,562	4.5%
October 3, 2020	$41,523	31.0%	$126,846	34.3%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	3.3%	27.4%	35.5%
Change in average selling prices	1.5%	2.2%	-1.5%
Foreign currency effects	-0.4%	0.1%	1.2%
Other	0.1%	1.3%	-0.9%
Net change	4.5%	31.0%	34.3%

The MOSFET segment net revenues increased versus the prior fiscal quarter and the prior year periods.  Net revenues increased for customers in all regions.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers, particularly in the Americas and Europe regions, partially offset by decreased sales to OEM and EMS customers, particularly in the Americas and Europe regions.  All end markets and all customer channels contributed to the increases versus the prior year periods.

Gross profit margin increased versus the prior fiscal quarter and the prior year periods.  The increases are primarily due to the higher sales volume.  An increase in average selling prices and cost reduction measures contributed to the increase versus the prior fiscal quarter.  An increase in average selling prices and cost reduction measures, which are partially offset by cost inflation and negative foreign currency impacts, contributed to the increase versus the prior year quarter.   The increase versus the prior year-to-date period is also due to higher sales volume and cost reduction measures, partially offset by lower average selling prices, cost inflation, and negative foreign currency impact.

Average selling prices increased versus the prior fiscal quarter and the prior year quarter, but decreased slightly versus the prior year-to-date period.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We are building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, which we expect will increase our in-house wafer capacity by approximately 70% within 3-4 years and allow us to balance our in-house and foundry wafer supply.

Diodes

Net revenues and gross profit margin of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 2, 2021	July 3, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net revenues	$185,306	$174,815	$123,744	$517,299	$363,274
Gross profit margin	25.2%	23.9%	16.8%	23.8%	18.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 2, 2021		Nine fiscal months ended October 2, 2021
	Change in net revenues	% change	Change in net revenues	% change
July 3, 2021	$10,491	6.0%
October 3, 2020	$61,562	49.7%	$154,025	42.4%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	3.5%	39.0%	36.2%
Increase in average selling prices	2.9%	5.1%	1.6%
Foreign currency effects	-0.6%	0.2%	2.2%
Other	0.2%	5.4%	2.4%
Net change	6.0%	49.7%	42.4%

Net revenues of the Diodes segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distributor customers, partially offset by decreased sales to automotive end market customers in Europe.  All end markets and all customer channels, particularly distributor customers, contributed to the increases versus the prior year periods.

Gross profit margin increased versus the prior fiscal quarter and the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales volume and higher average selling prices, partially offset by higher materials costs.  The increases versus the prior year periods are primarily due to increased sales volume, increased average selling prices, cost reduction measures, and the positive impact of an inventory increase, partially offset by cost inflation and higher U.S. tariffs due to increased imports from China.

We are implementing strategic price increases across the product portfolio.  Average selling prices increased versus the prior fiscal quarter and prior year periods.

Optoelectronic Components

Net revenues and gross profit margin of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 2, 2021	July 3, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net revenues	$70,750	$75,795	$64,955	$224,316	$168,264
Gross profit margin	33.7%	32.4%	32.8%	33.0%	28.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 2, 2021		Nine fiscal months ended October 2, 2021
	Change in net revenues	% change	Change in net revenues	% change
July 3, 2021	$(5,045)	(6.7)%
October 3, 2020	$5,795	8.9%	$56,052	33.3%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-7.9%	3.2%	26.7%
Increase in average selling prices	1.9%	5.0%	2.0%
Foreign currency effects	-0.7%	0.3%	3.1%
Other	0.0%	0.4%	1.5%
Net change	-6.7%	8.9%	33.3%

Net revenues of our Optoelectronic Components segment decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to  COVID-19-related restrictions on our manufacturing facility in Malaysia.  The Malaysia facility resumed full operations in mid-September 2021.  The increase versus the prior year quarter is primarily due to increased sales to distributor customers, partially offset by decreased sales to OEM and EMS customers.  All end markets and all customer channels, particularly distributors, contributed to the increase versus the prior year-to-date period.

Gross profit margin increased versus the prior fiscal quarter and the prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher average selling prices and the positive impact of inventory increases, partially offset by lower sales volume.  The increases versus the prior year periods are primarily due to increased sales volume, higher average selling prices, and cost reduction measures, partially offset by cost inflation.

We are implementing strategic price increases across the product portfolio.  Average selling prices increased versus the prior fiscal quarter and prior year periods.

We have modernized and expanded our Heilbronn wafer fab and plan to start production in the fourth fiscal quarter.

Resistors

Net revenues and gross profit margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 2, 2021	July 3, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net revenues	$181,189	$194,722	$145,362	$562,513	$444,982
Gross profit margin	27.4%	29.7%	24.2%	28.7%	25.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 2, 2021		Nine fiscal months ended October 2, 2021
	Change in net revenues	% change	Change in net revenues	% change
July 3, 2021	$(13,533)	(6.9)%
October 3, 2020	$35,827	24.6%	$117,531	26.4%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-6.4%	18.5%	18.0%
Change in average selling prices	0.5%	0.7%	0.0%
Foreign currency effects	-0.9%	0.4%	3.5%
Acquisition	0.0%	4.5%	4.1%
Other	-0.1%	0.5%	0.8%
Net change	-6.9%	24.6%	26.4%

Net revenues of the Resistors segment decreased versus the prior fiscal quarter, but increased versus the prior year periods.  Revenues in the third fiscal quarter of 2021 were limited by labor shortages.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to distributor customers and end market customers in all regions.  The increases versus the prior year periods are primarily due to increased sales to distributor customers and automotive and industrial end market customers in all regions.

The gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower sales volume and higher metals, materials, and logistics costs, partially offset by increased average selling prices and lower fixed costs.  The increases versus the prior year periods are due to the significant increase in sales volume, greater efficiencies, and positive exchange rate impact, partially offset by higher metals, materials, and logistics costs.

Average selling prices increased versus the prior fiscal quarter and prior year quarter and were flat versus the prior year-to-date period.

We are increasing critical manufacturing capacities for certain product lines.

Inductors

Net revenues and gross profit margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 2, 2021	July 3, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net revenues	$84,816	$85,539	$79,399	$253,813	$218,369
Gross profit margin	31.7%	33.5%	33.5%	32.8%	32.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarters ended October 2, 2021		Nine fiscal months ended October 2, 2021
	Change in net revenues	% change	Change in net revenues	% change
July 3, 2021	$(723)	-0.8%
October 3, 2020	$5,417	6.8%	$35,444	16.2%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-0.7%	7.9%	17.7%
Change in average selling prices	0.2%	-1.0%	-1.9%
Foreign currency effects	-0.4%	0.1%	1.0%
Other	0.1%	-0.2%	-0.6%
Net change	-0.8%	6.8%	16.2%

Net revenues of the Inductors segment decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to automotive and medical end market customers and customers in the Americas and Europe regions.  The increases versus the prior year periods are primarily due to increased sales to distributor customers and medical end market customers in the Asia and Americas regions.  Automotive and industrial end market customers and customers in the Europe region also contributed to the increased net revenues versus the prior year-to-date period.

The gross profit margin decreased versus the prior fiscal quarter and the prior year quarter, but increased versus the prior year-to-date period.  The decrease versus the prior fiscal quarter is primarily due to lower sales volume and manufacturing inefficiencies, partially offset by increased average selling prices.  The decrease versus the prior year quarter is primarily due to lower average selling prices and higher metals, labor, and logistics costs, partially offset by increased volume.  The increase versus the prior year-to-date period is primarily due to increased volume, improved efficiencies, and cost reductions, partially offset by lower average selling prices and higher metals, labor, and logistics costs.

Average selling prices increased versus the prior fiscal quarter, but decreased slightly versus the prior year periods.

We expect long-term growth in this segment, and are accelerating capacity expansion to capitalize on future market upturns.

Capacitors

Net revenues and gross profit margin of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 2, 2021	July 3, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Net revenues	$116,103	$120,312	$92,724	$342,815	$270,016
Gross profit margin	21.3%	24.1%	19.8%	22.7%	20.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 2, 2021		Nine fiscal months ended October 2, 2021
	Change in net revenues	% change	Change in net revenues	% change
July 3, 2021	$(4,209)	(3.5)%
October 3, 2020	$23,379	25.2%	$72,799	27.0%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-2.7%	22.6%	20.7%
Increase in average selling prices	0.1%	1.3%	1.3%
Foreign currency effects	-1.0%	0.5%	3.5%
Other	0.1%	0.8%	1.5%
Net change	-3.5%	25.2%	27.0%

Net revenues of the Capacitors segment decreased versus the prior fiscal quarter, but increased versus the prior year periods.  Revenues in the third fiscal quarter of 2021 were limited by labor shortages.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to distributor customers in the Asia and Americas regions.  The increases versus the prior year periods are primarily due to increased sales to distributor customers and the industrial end markets in all regions.

The gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to significantly higher metals, materials, and shipping costs, manufacturing inefficiencies, and lower sales volume.  The increases versus the prior year periods are primarily due to higher sales volume, manufacturing efficiencies, and increased average selling prices, partially offset by the negative impact of product mix and increased metals costs.

Average selling prices increased versus the prior fiscal quarter and the prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 2, 2021	July 3, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Total SG&A expenses	$102,215	$103,900	$90,219	$311,800	$279,178
as a percentage of revenues	12.6%	12.7%	14.1%	13.0%	15.2%

The sequential decrease in SG&A expenses is primarily due to foreign currency exchange rate effects.  SG&A expenses increased versus the prior year periods due to increased incentive compensation accruals.  SG&A expenses for the fiscal quarter and nine fiscal months ended October 3, 2020 include $(0.4) million and $(0.9) million, respectively, of incremental costs (benefits) separable from normal operations directly attributable to the COVID-19 pandemic.

Other Income (Expense)

Interest expense for the fiscal quarter ended October 2, 2021 was essentially flat versus the fiscal quarter ended July 3, 2021 and decreased $3.0 million versus the fiscal quarter ended October 3, 2020.  Interest expense for the nine fiscal months ended October 2, 2021 decreased by $11.2 million versus the nine fiscal months ended October 3, 2020.  The decreases versus the prior year periods are primarily due to the elimination of non-cash debt discount amortization upon the adoption of ASU No. 2020-06 effective January 1, 2021 and repurchases of convertible notes in the second and third fiscal quarters of 2020.  See Note 1 to the consolidated condensed financial statements.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	October 2, 2021	October 3, 2020	Change
Foreign exchange gain (loss)	$325	$(2,339)	$2,664
Interest income	295	514	(219)
Other components of net periodic pension expense	(3,257)	(3,267)	10
Investment income	(41)	201	(242)
Other	(1)	(7)	6
	$(2,679)	$(4,898)	$2,219

	Fiscal quarters ended
	October 2, 2021	July 3, 2021	Change
Foreign exchange gain (loss)	$325	$(1,824)	$2,149
Interest income	295	325	(30)
Other components of net periodic pension expense	(3,257)	(3,305)	48
Investment income (expense)	(41)	1,055	(1,096)
Other	(1)	-	(1)
	$(2,679)	$(3,749)	$1,070

	Nine fiscal months ended
	October 2, 2021	October 3, 2020	Change
Foreign exchange gain (loss)	$(2,110)	$(1,658)	$(452)
Interest income	907	3,324	(2,417)
Other components of net periodic pension expense	(9,864)	(9,398)	(466)
Investment income (expense)	(1,107)	1,570	(2,677)
Other	15	(22)	37
	$(12,159)	$(6,184)	$(5,975)

Income Taxes

For the fiscal quarter ended October 2, 2021, our effective tax rate was 16.6%, as compared to 20.3% and 26.4% for the fiscal quarters ended July 3, 2021 and October 3, 2020, respectively.  For the nine fiscal months ended October 2, 2021, our effective tax rate was 18.3%, as compared to 23.0% for the nine fiscal months ended October 3, 2020.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will now be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each 2021 fiscal quarter presented.  These items were $(5.7) million (tax benefit) in the fiscal quarter ended October 2, 2021 and $(3.9) million (tax benefit) in the fiscal quarter ended July 3, 2021.

The effective tax rate for the fiscal quarter ended October 2, 2021 was impacted by a $5.7 million tax benefit recognized upon the release of a valuation allowance.

The effective tax rate for the fiscal quarter ended July 3, 2021 was impacted by a $3.9 million tax benefit recognized due to a change in tax regulations.

The effective tax rate for the nine fiscal months ended October 2, 2021 was impacted by $8.3 million of tax benefits recognized due to changes in tax regulations.

The effective tax rate for the nine fiscal months ended October 3, 2020 was impacted by the repatriation of $104.1 million to the United States, which completed the cash repatriation program that we initiated in 2017 in response to the enactment of the TCJA and the effect of the repurchase of convertible debentures.  We recognized tax benefits of $1.3 million reflecting the reduction in deferred tax liabilities related to the special tax attributes of the convertible debentures.

During the nine fiscal months ended October 2, 2021, the liabilities for unrecognized tax benefits decreased by $1.3 million on a net basis, primarily due to a payment, statute expiration, and currency translation adjustments, partially offset by accruals for current year tax positions and interest.

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

We expect our business to continue to be a reliable generator of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the economic environment worsens.  We generated cash flows from operations of $310.5 million and "free cash" of $193.6 million in the nine fiscal months ended October 2, 2021.

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

At December 31, 2020, we had no amounts outstanding on our revolving credit facility.  We had no amounts outstanding at October 2, 2021.  We borrowed $709 million and repaid $709 million on the revolving credit facility during the nine fiscal months ended October 2, 2021.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $100.4 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $162 million during the nine fiscal months ended October 2, 2021.

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

We were in compliance with all financial covenants under the credit facility at October 2, 2021.  Our interest coverage ratio and leverage ratio were 27.34 to 1 and 0.83 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the full amount of the revolving credit facility is useable.

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

As of October 2, 2021, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect, at least initially, to fund any future repurchases of convertible debt instruments, as well as other obligations required to be paid by the U.S. parent company, Vishay Intertechnology, Inc., including cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments by borrowing under our revolving credit facility.  Our U.S. subsidiaries also have operating cash needs.

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

The interest rates on our short-term investments vary by location.  The average interest rate on our short-term investments was 0.4% due to the low interest rate environment.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) at October 2, 2021 and December 31, 2020 (in thousands):

	October 2, 2021	December 31, 2020

Credit facility	$-	$-
Convertible senior notes, due 2025*	465,344	406,268
Convertible senior debentures, due 2040*	-	130
Deferred financing costs	(10,496)	(11,512)
Total debt	454,848	394,886

Cash and cash equivalents	831,760	619,874
Short-term investments	84,177	158,476

Net cash and short-term investments (debt)	$461,089	$383,464

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

Our financial condition as of October 2, 2021 continued to be strong, with the current ratio (current assets to current liabilities) increasing to 3.1 to 1 from 3.0 to 1 at December 31, 2020.  The increases in cash, short-term investments, accounts receivable, and inventory were greater than the increases in trade accounts payable, accrued expenses, and income taxes payable.  Our ratio of total debt to Vishay stockholders' equity was 0.26 to 1 at October 2, 2021, as compared to 0.25 to 1 at December 31, 2020.  The increase in the ratio is primarily due to the increase in the carrying value of our long-term debt upon the adoption of ASU No. 2020-06.  See Notes 1 and 5 to the consolidated condensed financial statements.

Cash flows provided by operating activities were $310.5 million for the nine fiscal months ended October 2, 2021, as compared to cash flows provided by operations of $189.2 million for the nine fiscal months ended October 3, 2020.

Cash paid for property and equipment for the nine fiscal months ended October 2, 2021 was $118.2 million, as compared to $70.8 million for the nine fiscal months ended October 3, 2020.  To be well positioned to service our customers and to fully participate in growing markets, we intend to increase our capital expenditures for expansion in the mid-term.  For the year 2021, we expect to invest approximately $250 million in capital expenditures.

Cash paid for dividends to our common and Class B common stockholders totalled $41.3 million and $41.2 million for the nine fiscal months ended October 2, 2021 and October 3, 2020, respectively.  We expect dividend payments in 2021 to total approximately $55.0 million.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected.  Among the factors that could cause actual results to materially differ include: general business and economic conditions; delays or difficulties in implementing our cost reduction strategies; delays or difficulties in expanding our manufacturing capacities; manufacturing or supply chain interruptions or changes in customer demand because of COVID-19 or otherwise; an inability to attract and retain highly qualified personnel; changes in foreign currency exchange rates; uncertainty related to the effects of changes in foreign currency exchange rates; competition and technological changes in our industries; difficulties in new product development; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses; changes in applicable domestic and foreign tax regulations and uncertainty regarding the same; changes in U.S. and foreign trade regulations and tariffs and uncertainty regarding the same; changes in applicable accounting standards and other factors affecting our operations, markets, capacity to meet demand, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 2, 2021, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  November 3, 2021