Form 10-K
period 2021-12-31
VISHAY INTERTECHNOLOGY INC
filed 2022-02-23
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($22.36 on July 3, 2021), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $2,976,000,000. There is no non-voting stock outstanding.

As of February 18, 2022, registrant had 132,805,497 shares of its common stock and 12,097,148 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2021, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2021

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

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash” (see "Overview" included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for "free cash" definition and reconciliation to generally accepted accounting principles ("GAAP")).  Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive “free cash” in each of the past 25 years and “free cash” in excess of $80 million in each of the past 20 years.  We expect the benefits of our restructuring and other cost cutting measures (see “Cost Management” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) to contribute to our “free cash” generation going forward.

Financial Strength and Flexibility

As of December 31, 2021, our cash and short-term investment balance exceeded our debt balance by $465.2 million.  We also maintain a credit facility, which provides a revolving commitment of up to $750 million through June 5, 2024, which was substantially all available as of December 31, 2021.  Our net cash position and short-term investment balance, available revolving commitment, and strong “free cash” flow generation provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Recent Events: COVID-19 Pandemic

The COVID-19 pandemic continues to have an adverse global impact, while the widespread economic impact on Vishay was temporary, as evidenced by our record 2021 revenues.  The negative impacts on Vishay included disruptions in our ability to manufacture products, disruptions in the operations of our customers, and disruptions in shipping, which contributed to higher costs.  Similar disruptions may continue to occur on a more limited scale.  To continue to be successful, we will need to continue to adapt our business and operations for the impacts of the COVID-19 pandemic and potential future coronavirus outbreaks and the mitigation efforts by governments to attempt to control their spread.

Recent Events: Supply Chain Disruption

The production and sale of our products is reliant on a complex global interconnected supply chain of vendors, manufacturing facilities, third-party contractors, shipping partners, distributors, and end market customers.  Our production and results of operations can be negatively impacted by disruptions to any part of the supply chain, many of which are beyond our control.  We remain cognizant of these challenges and seek to minimize their effects whenever possible.  For a more detailed discussion, see "Supply Chain" below.

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

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies.  Our products include commodity, non-commodity, and custom products in which we believe we enjoy a good reputation and strong brand recognition, including our Siliconix, Dale, Draloric, Beyschlag, Sfernice, MCB, UltraSource, Applied Thin-Film Products, IHLP®, HiRel Systems, Sprague, Vitramon, Barry, Roederstein, ESTA, and BCcomponents brands.  We promote our ability to provide “one-stop shop” service to customers, whereby they can streamline their design and purchasing processes by ordering multiple types of products from Vishay.  Our technical sales force consisting of field application engineers offers customers the complete breadth of the Vishay portfolio for their applications. We aim to use this broad portfolio to increase opportunities to have our components selected and “designed in” to new end products.

We consider any product which is completely interchangeable with a competitor’s product to be a “commodity product.”  Commodity products serve many markets.  Commodity products generally comprise about 35% to 40% of our annual revenues.

We consider any of our standard products that may be sold to multiple customers, which is not completely interchangeable with a competitor’s product, to be a “non-commodity” product.  Non-commodity products generally have a small number of competitors who have similar, but not exact, products.  Non-commodity products typically serve a particular end-use market. Non-commodity products generally comprise about 40% to 45% of our annual revenues.

We also sell several custom products.  Usually, a custom product is designed for a specific customer, and such part number is sold to only that customer.   Custom products generally comprise about 20% to 25% of our annual revenues.

We evaluate our level of product innovation by measuring how much of our revenue is derived from products developed in the previous five years.  Products for certain end-use markets, particularly the automotive market, tend to have longer product life cycles, which may impact these metrics.  Approximately 25% of our annual revenues are generated by products that were developed in the previous five years.

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

Commodity products generally comprise about 60% to 65% of our annual MOSFETs segment revenues.  Non-commodity products generally comprise about 35% to 40% of our annual MOSFETs segment revenues. Approximately 35% of our annual MOSFETs segment revenues are generated by products that were developed in the previous five years.

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

Commodity products generally comprise about 55% to 60% of our annual Diodes segment revenues.  Non-commodity products generally comprise about 25% to 30% of our annual Diodes segment revenues.  Custom products generally comprise about 15% to 20% of our annual Diodes segment revenues. Approximately 30% of our annual Diodes segment revenues are generated by products that were developed in the previous five years.

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

All of our Optoelectronic Components segment products are non-commodity or custom products.  Approximately 30% of our annual Optoelectronic Components segment revenues are generated by products that were developed in the previous five years.

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

Commodity products generally comprise about 20% to 25% of our annual Resistors segment revenues.  Non-commodity products generally comprise about 45% to 50% of our annual Resistors segment revenues.  Custom products generally comprise about 30% to 35% of our annual Resistors segment revenues. Approximately 15% of our annual Resistors segment revenues are generated by products that were developed in the previous five years.

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

Substantially all of our Inductors segment products are non-commodity or custom products.  Approximately 20% of our annual Inductors segment revenues are generated by products that were developed in the previous five years.

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

Commodity products generally comprise about 35% to 40% of our annual Capacitors segment revenues.  Non-commodity products generally comprise about 40% to 45% of our annual Capacitors segment revenues.  Custom products generally comprise about 20% to 25% of our annual Capacitors segment revenues. Approximately 25% of our annual Capacitors segment revenues are generated by products that were developed in the previous five years.

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

In the United States, our manufacturing facilities are located in California, Connecticut, Massachusetts, Minnesota, Nebraska, New Hampshire, New York, Rhode Island, South Dakota, Vermont, and Wisconsin. In Asia, our main manufacturing facilities are located in the People’s Republic of China, the Republic of China (Taiwan), India, and Malaysia. In Europe, our main manufacturing facilities are located in Germany, France, and the Czech Republic. We have substantial manufacturing facilities in Israel. We also have manufacturing facilities in Austria, Dominican Republic, Japan, Hungary, Italy, Mexico, Portugal, and the Philippines. Over the past several years, we have invested substantial resources to increase the efficiency of our plants, which we believe will further reduce production costs.

All of our manufacturing operations have received ISO 9001 certification.  ISO 9001 is a comprehensive set of quality program standards developed by the International Standards Organization.

Supply Chain

The production and sale of our products is reliant on a complex global interconnected supply chain of vendors, manufacturing facilities, third-party foundries and subcontractors, shipping partners, distributors, and end market customers.  Disruption in one part of the supply chain could cause disruption in all other parts of the supply chain.  Global shipping impacts several parts of the supply chain and the disruption experienced in the current year has, at times, negatively impacted our ability to manufacture products and to deliver them to customers.

Although most materials incorporated into our products are available from a number of sources, certain materials, including plastics and metals, are produced in only a limited number of regions around the world or are available from only a limited number of suppliers.  Suppliers periodically extend lead times, face capacity constraints, limit supplies, increase prices, experience quality issues, or encounter cybersecurity or other issues that can interrupt or increase the cost of our supply. The unavailability or reduced availability of these materials could require us to temporarily cease or reduce production or incur additional costs.

Customer requirements and certain laws pertaining to the responsible sourcing of materials, including tantalum, tungsten, tin, gold, and cobalt, all of which are used in the Company’s products, are increasing and becoming more stringent.  Responsible sourcing efforts may result in increased prices and decreased availability of these materials.

Many of the metals used in the manufacture of our products, including gold, copper, and palladium, are traded on active markets and can be subject to significant price volatility.  To ensure adequate supply and to provide cost certainty, our policy is to enter into short-term commitments to purchase defined portions of annual consumption of the raw materials utilized if market prices decline below budget.  If after entering into these commitments, the market prices for these raw materials decline, we must recognize losses on these adverse purchase commitments.

Our production can be disrupted by the unavailability of resources, such as water, electricity, and gases.  The unavailability or reduced availability of these resources could require us to reduce production or incur additional costs.

We use third-party foundries and subcontractors for certain of our manufacturing activities, primarily wafer fabrication and the assembly and testing of finished goods.  Establishing third-party contract manufacturer relationships can be time consuming and costly, and the number of qualified providers is limited. Our agreements with these manufacturers typically require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require us to recognize losses on these adverse purchase commitments.  Our agreements may limit our ability to increase production, particularly during periods of growing demand for our products.

Due to our global supply chain, we are impacted by global trade disputes.  The governments of the U.S. and the People’s Republic of China remain in a trade dispute that has resulted in tariffs and other trade restrictions including import / export prohibitions.  Disruptions to global trade could result in customers seeking different sources of product or requiring us to seek different sources of supply.  New or revised trade agreements could require changes in operations in the long-term.

We remain cognizant of these supply chain challenges and seek to minimize their effects whenever possible.  Despite our best efforts, there can be no assurances we will be successful in mitigating these risks.

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

Our top 30 customers have been relatively stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 70% of our total net revenues.  No single customer comprised more than 10% of our total net revenues for 2021.

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

As of December 31, 2021, we employed approximately 22,800 full time employees worldwide.  Reflecting our global business, our executive management team and many leadership positions are dispersed throughout the world.

Employees by location are summarized as follows:

United States	2,100
People’s Republic of China	7,100
Germany	2,200
Israel	2,200
Taiwan	1,900
Czech Republic	1,200
India	1,300
Other Europe	1,500
Other Americas	1,300
Other Asia	2,000
Total	22,800

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

In order to prepare for the future Vishay introduced ViTal, a talent management program. Every year a diverse cross-cultural, cross-regional and cross-functional group of young individuals is being identified to prepare for higher leadership roles.

To identify and develop future leaders Vishay established a global Vishay Academy. Employee development programs focus on offering individual and group learning to maintain profitable business growth while also increasing speed and agility to meet customer demand. Global training and development programs include courses in leadership development, P&L management, business finance for non-finance leaders, distance leadership / global matrix management.  A robust succession plan for the top 200 positions in the organization and levels below has also been created. A specialist career model also provides development opportunities for technical roles in parallel to management careers.

Vishay has accelerated a global continuous improvement program to ensure increase of efficiencies and product quality through employee participation.

Throughout the COVID-19 pandemic, Vishay continued to deliver training and development courses. To protect our employees, courses were delivered online, including live events for all employees. Communication from executive management has played an important role to regularly inform employees and keep them engaged.

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

The following corporate governance related documents are also available on our website:

•	Corporate Governance Principles
•	Code of Business Conduct and Ethics
•	Code of Ethics for Financial Officers
•	Audit Committee Charter
•	Nominating and Corporate Governance Committee Charter
•	Compensation Committee Charter
•	Executive Stock Ownership Guidelines
•	Director Stock Ownership Guidelines
•	Clawback Policy
•	Hedging-Pledging Policy
•	Nominating and Corporate Governance Committee Policy Regarding Qualifications of Directors
•	Related Party Transactions Policy
•	Ethics Helpline

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

Risks relating to our business

Our business may be adversely affected by the widespread outbreak of diseases, including the COVID-19 pandemic, and the mitigation efforts by governments worldwide to control its spread.

Although the widespread economic impact of the COVID-19 pandemic on Vishay was temporary, the pandemic continues to adversely affect global business.  Impacts have included disruptions in our ability to manufacture products and disruptions in the operations of our customers and modes of shipping. While we are unable to accurately predict the full extent to which the COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread will have on our business due to numerous uncertainties, thus far the impacts have resulted in increased costs and a reduction in sales to certain regions and end-markets. We cannot predict when the impact of the COVID-19 pandemic will end or when future coronavirus outbreaks or pandemics will occur.

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

A downturn in our business in general, or isolated to a particular sector, could require us to incur restructuring and severance charges and/or asset write-downs.

In the past we have grown through successful integration of acquired businesses, but this may not continue.

Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions.  Despite our plan to continue to grow, in part, through targeted acquisitions, we may be unable to continue to identify, have the financial capabilities to acquire, or successfully complete transactions with suitable acquisition candidates. The rapid consolidation that our industry has experienced may further decrease our ability to identify attractive opportunities for acquisition.  We are subject to various U.S. and foreign competition laws and regulations that may affect our ability to complete certain acquisitions. Also, if an acquired business fails to operate as anticipated, cannot be successfully integrated with our other businesses, or we cannot effectively mitigate the assumed, contingent, and unknown liabilities acquired, our results of operations, financial condition, enterprise value, market value, and prospects could all be materially adversely affected.

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

Our business and our results of operations are sensitive to supply chain disruptions.

The production and sale of our products is reliant on a complex global interconnected supply chain of vendors, manufacturing facilities, third-party foundries and subcontractors, shipping partners, distributors, and end market customers.  Disruption in one part of the supply chain could cause disruption in all other parts of the supply chain.  Global shipping impacts several parts of the supply chain and the disruption experienced in the current year has, at times, negatively impacted our ability to manufacture products and to deliver them to customers.

Although most materials incorporated into our products are available from a number of sources, certain materials, including plastics and metals, are produced in only a limited number of regions around the world or are available from only a limited number of suppliers.  Suppliers periodically extend lead times, face capacity constraints, limit supplies, increase prices, experience quality issues, or encounter cybersecurity or other issues that can interrupt or increase the cost of our supply. The unavailability or reduced availability of these materials could require us to temporarily cease or reduce production or incur additional costs.

Customer requirements and certain laws pertaining to the responsible sourcing of materials, including tantalum, tungsten, tin, gold, and cobalt, all of which are used in the Company’s products, are increasing and becoming more stringent.  Responsible sourcing efforts may result in increased prices and decreased availability of these materials.

Many of the metals used in the manufacture of our products, including gold, copper, and palladium, are traded on active markets and can be subject to significant price volatility.  To ensure adequate supply and to provide cost certainty, our policy is to enter into short-term commitments to purchase defined portions of annual consumption of the raw materials utilized if market prices decline below budget.  If after entering into these commitments, the market prices for these raw materials decline, we must recognize losses on these adverse purchase commitments.

Our production can be disrupted by the unavailability of resources, such as water, electricity, and gases.  The unavailability or reduced availability of these resources could require us to reduce production or incur additional costs.

We use third-party foundries and subcontractors for certain of our manufacturing activities, primarily wafer fabrication and the assembly and testing of finished goods.  Establishing third-party contract manufacturer relationships can be time consuming and costly, and the number of qualified providers is limited. Our agreements with these manufacturers typically require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require us to recognize losses on these adverse purchase commitments.  Our agreements may limit our ability to increase production, particularly during periods of growing demand for our products.

Due to our global supply chain, we are impacted by global trade disputes.  The governments of the U.S. and the People’s Republic of China remain in a trade dispute that has resulted in tariffs and other trade restrictions including import / export prohibitions.  Disruptions to global trade could result in customers seeking different sources of product or requiring us to seek different sources of supply.  New or revised trade agreements could require changes in operations in the long-term.

We remain cognizant of these supply chain challenges and seek to minimize their effects whenever possible.  Despite our best efforts, there can be no assurances we will be successful in mitigating these risks and if we are unable to do so, they may have material negative impacts on our business and results of operations.

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

We face intense competition in our business, and are susceptible to certain concentrations.

Our business is highly competitive worldwide, with low transportation costs and few import barriers. We compete principally on the bases of product quality and reliability, availability, customer service, technological innovation, timely delivery, and price. Our ability to compete successfully also depends on elements out of our control.  We face significant competition within each of our product segments from larger global manufacturers and smaller manufacturers focused on specific market niches.  The electronic component industry has become increasingly concentrated and globalized in recent years as many of our primary competitors have been acquired.  The acquiring companies, most of which are larger than us, have significant financial resources and technological capabilities.

A material portion of our revenues are derived from the worldwide industrial, automotive, telecommunications, and computing markets. These markets have historically experienced wide variations in demand for end products. If demand for these end products should decrease, the producers thereof could reduce their purchases of our products, which could have an adverse effect on our results of operations and financial position.

While no customer comprises over 10% of our consolidated net revenues, certain subsidiaries and product lines are susceptible to customer concentrations and have customers which comprise greater than 10% of the subsidiary’s or product line’s net revenues.  The loss of one of these customers could have a material effect on the results of operations of the subsidiary or product line and financial position of the subsidiary, which could result in an impairment charge which could be material to our consolidated financial statements.

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

Cyberattacks and other interruptions in our information technology systems could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. We are exposed to, and may be adversely affected by, potential cyberattacks or other disruptions to our information technology systems and data security.  Any significant system or network disruption, including, but not limited to, new system implementations, computer viruses, security breaches, phishing, spoofing, cyberattacks, facility issues or energy blackouts could have a material adverse impact on our operations and results of operations.  These incidents, which might be related to industrial or other espionage, include covertly introducing malware and spyware to our computers and networks (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others.  Such a network disruption could result in a loss of the confidentiality of our intellectual property or the release of sensitive competitive information or customer, supplier or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. We have implemented protective measures to prevent against and limit the effects of system or network disruptions, but there can be no assurance that such measures will be sufficient to prevent or limit the damage from any disruptions and any such disruption could have a material adverse impact on our business and results of operations.

We are subject to numerous laws and regulations regarding privacy and data protection. The scope of these laws and regulations is evolving rapidly and is subject to differing interpretations, and thus may be inconsistent among jurisdictions. Such laws and regulations have resulted and will continue to result in significantly greater compliance burdens and costs for us.

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

We have substantial operations outside the United States, and approximately 76% of our revenues during 2021 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 51 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  We used substantially all of the amounts repatriated in 2019 and 2020 to significantly re-shape the capital structure of the Company.  As of December 31, 2021, substantially all of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Our unused revolving credit facility provides us with additional U.S. liquidity.

U.S. tax obligations, cash dividends to stockholders, share repurchases, additional convertible debt repurchases, and principal and interest payments on our debt instruments need to be paid by our U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries have other operating cash needs.

If our U.S. cash and cash equivalents and short-term investment and other liquidity sources are inadequate to satisfy these obligations, we may be required to repatriate additional cash to the United States and would be required to accrue and pay additional taxes.  If we are unable to repatriate adequate cash to the United States to satisfy these obligations, it could materially and adversely affect our overall financial condition, results of operations and our liquidity.

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

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2021, the holders of Class B common stock held approximately 47.7% of the voting power of the Company. The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders.  Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.7% of our Class B common stock and 42.8% of the total voting power of our capital stock as of December 31, 2021. Holders of our Class B common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock.  The voting rights of the holders of our Class B common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

At December 31, 2021, our business had 55 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes former manufacturing facilities that are not presently used for manufacturing activities due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in “Cost Management” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	201,000
Bennington, VT	Capacitors	64,000
Yankton, SD	Inductors	60,000
Warwick, RI	Resistors	56,000
Niagara Falls, NY	Resistors	34,000
Marshall, MN	Inductors	22,000

Non-U.S.
Vocklabruck, Austria	Diodes	100,000
People's Republic of China
Tianjin	Diodes	370,000
Shanghai	Diodes	195,000
Xi'an	MOSFETs and Diodes	121,000
Czech Republic
Blatna	Resistors and Capacitors	276,000
Dolni Rychnov	Resistors and Capacitors	183,000
Prachatice	Capacitors	92,000
Volary	Resistors	35,000
France
Nice	Resistors	221,000
Chateau Gontier	Resistors	82,000
Hyeres	Resistors	59,000
Germany
Selb	Resistors and Capacitors	472,000
Heide	Resistors	264,000
Landshut	Capacitors	75,000
Fichtelberg	Resistors	36,000
Budapest, Hungary	Diodes	101,000
Loni, India	Resistors and Capacitors	395,000
Israel
Dimona	Resistors and Capacitors	404,000
Migdal Ha'Emek	Capacitors	288,000
Be'er Sheva	Resistors, Inductors and Capacitors	276,000
Turin, Italy	Diodes	102,000
Miharu, Japan	Capacitors	165,000
Melaka, Malaysia	Optoelectronic Components	156,000
Juarez, Mexico	Resistors	60,000
Famalicao, Portugal	Capacitors	222,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	63,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	87,000
Milwaukee, WI	Resistors	42,000
Ontario, CA	Resistors	38,000
Attleboro, MA	Resistors	37,000
Dover, NH	Inductors	35,000
Hollis, NH	Resistors	25,000
Fremont, CA	Resistors	18,000
East Windsor, CT	Resistors	17,000
Duluth, MN	Inductors	10,000

Non-U.S.
Klagenfurt, Austria	Capacitors	150,000
People’s Republic of China
Danshui	Capacitors, Inductors, and Resistors	446,000
Shanghai	MOSFETs	300,000
Shatian	Capacitors and Resistors	218,000
Zhuhai	Inductors	179,000
Long Xi	Resistors	36,000
Prestice, Czech Republic	Capacitors	15,000
Santo Domingo, Dominican Republic	Inductors	44,000
Germany
Itzehoe	MOSFETs	217,000
Heilbronn	Diodes and Optoelectronic Components	163,000
Selb	Capacitors	47,000
Mumbai, India	Diodes	34,000
Mexico
Juarez	Resistors	102,000
Mexicali	Resistors	15,000
Manila, Philippines	Optoelectronic Components	149,000
Kaohsiung, Republic of China (Taiwan)	Diodes	130,000

Item 3.	LEGAL PROCEEDINGS

From time to time we are involved in routine litigation incidental to our business. Management believes that such matters, either individually or in the aggregate, should not have a material adverse effect on our business or financial condition.

Antitrust Class Action Complaints

Holy Stone, Vishay and Vishay Polytech Co., Ltd. (“VPC”) have reached a settlement agreement with the plaintiffs in the electrolytic and film capacitors class actions (the “Capacitors Class Actions”) in Canada.  According to the settlement agreement, Holy Stone has agreed to pay on behalf of itself, Vishay and VPC the amount of CAD 0.8 million.  There will be court hearings in Ontario, British Columbia and Québec for the approval of the settlement.  The class action complaints that were commenced against Vishay in Ontario and British Columbia, Canada, related to price fixing of resistors have been discontinued as against Vishay pursuant to an agreement entered by the parties.  In sum, Vishay and VPC admitted no liability and have not paid any amount towards the class action proceedings related to price fixing of capacitors or resistors that were initiated against them in Canada.  Upon final approval of the settlement reached in the Capacitors Class Actions by all applicable courts, Vishay and VPC will no longer be defendants in any active antitrust litigation in Canada.

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

Item 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers as of December 31, 2021:

Name	Age	Positions Held
Marc Zandman*	60	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Dr. Gerald Paul*	72	Chief Executive Officer, President, and Director
Lori Lipcaman	64	Executive Vice President and Chief Financial Officer
Johan Vandoorn	64	Executive Vice President and Chief Technical Officer
David Valletta	61	Executive Vice President Worldwide Sales
Joel Smejkal	55	Executive Vice President Corporate Business Development
Clarence Tse	63	Executive Vice President and Business Head Semiconductors
Jeff Webster	51	Executive Vice President and Business Head Passive Components
Andreas Randebrock	57	Executive Vice President Global Human Resources
* Member of the Executive Committee of the Board of Directors.

Marc Zandman was appointed Executive Chairman of the Board and Chief Business Development Officer effective June 5, 2011. Mr. Zandman has served as a Director of Vishay since 2001 and President of Vishay Israel Ltd. since 1998. Mr. Zandman previously was Vice Chairman of the Board from 2003 to June 2011, and Chief Administration Officer from 2007 to June 2011. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with Vishay since 1984. He is the son of the late Dr. Felix Zandman, Vishay’s Founder. Mr. Zandman controls, on a shared basis with Ruta Zandman and Ziv Shoshani, approximately 34.0% of the total voting power of our capital stock as of December 31, 2021.  He also is non-executive Chairman of Vishay Precision Group, Inc., an independent, publicly-traded company spun-off from Vishay Intertechnology in 2010.

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

Joel Smejkal was appointed Executive Vice President Corporate Business Development effective July 1, 2020.  Mr. Smejkal previously was Executive Vice President and Business Head Passive Components from 2017 to 2020.  Mr. Smejkal has held various positions of increasing responsibility since joining Vishay in 1990 including Senior Vice President Global Distribution Sales (2012 - 2016).  Mr. Smejkal's experience with Vishay includes worldwide and divisional leadership roles in engineering, marketing, operations and sales.  He was a product developer of 18 U.S. Patents for the Power Metal Strip® resistor technology and brings significant business development, marketing and sales experience.

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

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 18, 2022. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

	Common stock price range				Dividends declared
	2021		2020		per share
	High	Low	High	Low	2021	2020
Fourth quarter	$22.65	$19.00	$20.99	$15.74	$0.1000	$0.0950
Third quarter	$22.93	$19.67	$17.59	$14.50	$0.0950	$0.0950
Second quarter	$26.50	$21.09	$18.41	$13.40	$0.0950	$0.0950
First quarter	$25.26	$20.56	$23.25	$11.23	$0.0950	$0.0950

At February 18, 2022, we had outstanding 12,097,148 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors) approximately 89.7% of our Class B common stock and 42.8% of the total voting power of our capital stock as of December 31, 2021.

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On February 8, 2022, Vishay announced that its Board of Directors has adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  The Stockholder Return Policy calls for Vishay to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis. Vishay intends to return such amounts directly, in the form of dividends, or indirectly, in the form of stock repurchases.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and the Philadelphia Semiconductor Index. The line graph assumes that $100 had been invested at December 31, 2016 and assumes that all dividends were reinvested.

	Base	Years Ending December 31,
	Period
Company Name / Index	2016	2017	2018	2019	2020	2021

Vishay Intertechnology, Inc.	100	129.92	114.48	138.13	137.41	147.65
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
S&P MidCap 400 Index	100	116.24	103.36	130.44	148.26	184.97
Philadelphia Semiconductor Index	100	140.54	132.05	215.58	331.27	473.22

Item 6.	RESERVED

Not applicable.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our worldwide R&D and engineering technical staff; we are expanding critical manufacturing capacities; we are increasing our technical field sales force in Asia to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.  In addition to our growth plan, we also have opportunistically repurchased our stock and, as further described below, reduced dilution risks by repurchasing substantially all of our convertible senior debentures.  Over the next few years, we expect to experience higher growth rates than over the last decade.  This expectation is based upon accelerated electrification, such as factory automation, electrical vehicles, and 5G infrastructures.

In 2014, our Board of Directors instituted a quarterly dividend payment program and declared the first cash dividend in the history of Vishay. We have paid dividends each quarter since the first fiscal quarter of 2014, and further increased the quarterly cash dividend by 5% to $0.10 per share in the fourth fiscal quarter of 2021.  We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

We have been re-shaping our capital structure since the enactment of the U.S. Tax Cuts and Jobs Act (“TCJA”) in December 2017.  We repatriated over $1 billion (net of withholding taxes) of cash to the United States since the enactment of the TCJA.  We used the repatriated cash, the net proceeds from the 2018 issuance of $600 million principal amount of convertible senior notes due 2025, and our operating cash flows to fully retire the convertible senior debentures, which had become less tax-efficient because of the TCJA.  We repurchased $134.7 million principal amount of convertible senior notes due 2025 in the year ended December 31, 2020 and remain authorized by our Board of Directors to repurchase an additional $65.3 million principal amount.  Our debt instruments and transactions are more fully described in Note 6 to the consolidated financial statements.

As a direct result of a change in Israeli tax law, we made the determination during the fourth fiscal quarter of 2021 that substantially all unremitted foreign earnings in Israel are no longer permanently reinvested.  We recorded additional tax expense of $53.3 million during the fourth fiscal quarter of 2021 to accrue the claw-back tax on applicable earnings and withholding taxes necessary to distribute these approximately $385.0 million of accumulated earnings to the United States.

On February 8, 2022, we announced that our Board of Directors has adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  The Stockholder Return Policy calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis. We intend to return such amounts directly, in the form of dividends, or indirectly, in the form of stock repurchases. For 2022, we expect to return at least $100 million to stockholders consisting of approximately $58 million through our existing quarterly dividend program and at least $42 million through share repurchases.  The distribution of earnings from Israel to the United States will initially be used to fund our Stockholder Return Policy.  Over the long-term we expect to fund the Stockholder Return Policy from our historically strong cash flows from operations.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  The worldwide economy and, specifically, our business were impacted by the COVID-19 pandemic, particularly in 2020.  The pandemic significantly impacted the global market, including our customers, suppliers, and shipping partners, which impacted our net revenues.  In 2020, we also incurred incremental costs separable from normal operations that are directly attributable to the pandemic and containment efforts, primarily salaries and wages for employees impacted by quarantines and additional safety measures, including masks and temperature scanners, which were partially offset by government subsidies.  The net impact of the costs and subsidies are classified as cost of products sold of $4.6 million and selling, general, and administrative benefits of $1.5 million based on employee function on the consolidated statement of operations for the year ended December 31, 2020.  Directly attributable costs of the pandemic are no longer incremental and have become part of normal operations.  Accordingly, in 2021, they are considered normal operating costs.  We excluded indirect financial changes from the COVID-19 pandemic such as general macroeconomic effects and higher shipping costs due to reduced shipping capacity from the COVID-19 pandemic amounts reported.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1.

While the COVID-19 pandemic continues to have a global impact, the widespread economic impact of the COVID-19 pandemic on Vishay was temporary, as evidenced by our record 2021 revenues.  Similar disruptions may continue to occur on a more limited scale.  In this volatile economic environment, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  We have significant liquidity to withstand temporary disruptions in the economic environment.  The global cost reduction and management rejuvenation programs that we began as part of our continuous efforts to improve efficiency and operating performance in 2019 have been fully implemented.  Our cost reduction program is more fully described in Note 4 to the consolidated financial statements and in "Cost Management" below.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The COVID-19 pandemic impacted almost all key financial metrics in 2020.  We experienced a broad recovery in orders and sales beginning in the third fiscal quarter of 2020 that continued through 2021.  We continue to increase manufacturing capacities and have broadly implemented strategic price increases, which positively impacted almost all key financial metrics versus the prior year.  The key financial metrics remained strong in the fourth fiscal quarter of 2021, but were slightly negatively impacted by cost increases, particularly in transportation and metal prices, and a slower rate of order and backlog increase versus the prior fiscal quarter.

Net revenues for the year ended December 31, 2021 were $3.240 billion, compared to net revenues of $2.502 billion and $2.668 billion for the years ended December 31, 2020 and 2019, respectively.  Net earnings attributable to Vishay stockholders for the year ended December 31, 2021 were $298.0 million, or $2.05 per diluted share, compared to $122.9 million, or $0.85 per diluted share, and $163.9 million, or $1.13 per share, for the years ended December 31, 2020 and 2019, respectively.

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

Net earnings attributable to Vishay stockholders for the years ended December 31, 2021, 2020, and 2019 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2021	2020	2019

GAAP net earnings attributable to Vishay stockholders	$297,970	$122,923	$163,936

Reconciling items affecting gross income:
Impact of COVID-19 pandemic	-	4,563	-

Other reconciling items affecting operating income:
Impact of COVID-19 pandemic	-	(1,451)	-
Restructuring and severance costs	-	743	24,139

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	-	8,073	2,030

Reconciling items affecting tax expense (benefit):
Changes in tax laws and regulations	$45,040	$-	$-
Effects of changes in valuation allowances	(5,714)	-	-
Change in deferred taxes due to early extinguishment of debt	-	(1,563)	(1,601)
Effects of cash repatriation program	-	(190)	(9,583)
Effects of changes in uncertain tax positions	-	3,751	2,831
Effects of tax-basis foreign exchange gain	-	-	7,554
Tax effects of pre-tax items above	-	(2,799)	(6,211)
Adjusted net earnings	$337,296	$134,050	$183,095

Adjusted weighted average diluted shares outstanding	145,495	145,228	145,136

Adjusted earnings per diluted share	$2.32	$0.92	$1.26

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash is presented as a line item on the face of our consolidated statements of cash flows prepared in accordance with GAAP.  Our free cash results are as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Net cash provided by continuing operating activities	$457,104	$314,938	$296,444
Proceeds from sale of property and equipment	1,317	403	577
Less: Capital expenditures	(218,372)	(123,599)	(156,641)
Free cash	$240,049	$191,742	$140,380

Our results for 2021 and 2020 represent the impacts of the COVID-19 pandemic on our business that resulted in a sharp decrease in demand in first half of 2020 followed by a sharp and broad recovery in the latter part of 2020 that continued through 2021.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the euro foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

Our free cash results were significantly impacted by the payment of cash taxes related to the cash repatriated to the U.S. of $16.3 million and $38.8 million in 2020 and 2019, respectively, and the installment payments of the U.S. transition tax of $14.8 million in each year in the reporting period.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2020 through the fourth fiscal quarter of 2021 (dollars in thousands):

	4th Quarter 2020	1st Quarter 2021	2nd Quarter 2021	3rd Quarter 2021	4th Quarter 2021

Net revenues	$667,180	$764,632	$819,120	$813,663	$843,072

Gross profit margin (1)	22.8%	26.5%	28.0%	27.7%	27.3%

Operating margin (2)	9.0%	12.7%	15.3%	15.2%	14.4%

End-of-period backlog	$1,239,800	$1,731,200	$2,050,200	$2,243,900	$2,306,500

Book-to-bill ratio	1.44	1.67	1.38	1.26	1.09

Inventory turnover	4.6	4.8	4.8	4.5	4.5

Change in ASP vs. prior quarter	-0.3%	-0.5%	1.0%	1.3%	1.3%
_______________
(1) Gross margin for the fourth fiscal quarter of 2020 includes $0.3 million of expenses directly related to the COVID-19 pandemic (see Note 8 to our consolidated financial statements).
(2) Operating margin for the fourth fiscal quarter of 2020 also includes in total $(0.3) million of expenses (benefits) directly related to the COVID-19 outbreak (see Note 8 to our consolidated financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased significantly versus the fourth fiscal quarter of 2020 and slightly versus the prior fiscal quarter, primarily due to higher volume.  We continue to experience robust demand for our products, with the backlog continuing to grow.  Sales at this time continue to be limited by our capacity.  Pressure on average selling prices continues to be very low and we are implementing strategic price increases across the product portfolio to offset increased materials and transportation costs.

Gross profit margin decreased versus the prior fiscal quarter primarily due to higher transportation and metals and materials costs.  Gross profit margin increased versus the fourth fiscal quarter of 2020 primarily due to increased volume and manufacturing efficiencies.

The book-to-bill ratio in the fourth fiscal quarter of 2021 remained strong, but decreased to 1.09 versus 1.26 in the third fiscal quarter of 2021.  The book-to-bill ratios in the fourth fiscal quarter of 2021 for distributors and original equipment manufacturers ("OEM") were 1.06 and 1.15, respectively, versus ratios of 1.29 and 1.23, respectively, during the third fiscal quarter of 2021.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2020 through the fourth fiscal quarter of 2021 (dollars in thousands):

	4th Quarter 2020	1st Quarter 2021	2nd Quarter 2021	3rd Quarter 2021	4th Quarter 2021
MOSFETs
Net revenues	$131,567	$153,223	$167,937	$175,499	$171,339

Book-to-bill ratio	1.64	1.97	1.26	1.19	1.01

Gross profit margin	22.4%	24.2%	28.2%	30.7%	30.1%

Segment operating margin	15.3%	17.8%	22.3%	24.9%	23.5%

Diodes
Net revenues	$139,274	$157,178	$174,815	$185,306	$192,117

Book-to-bill ratio	1.65	1.85	1.45	1.31	1.10

Gross profit margin	17.8%	21.9%	23.9%	25.2%	23.7%

Segment operating margin	14.1%	18.3%	20.7%	22.3%	20.6%

Optoelectronic Components
Net revenues	$68,352	$77,771	$75,795	$70,750	$78,398

Book-to-bill ratio	1.46	1.66	1.69	1.36	1.22

Gross profit margin	27.7%	33.0%	32.4%	33.7%	34.2%

Segment operating margin	21.3%	27.3%	26.6%	27.9%	27.2%

Resistors
Net revenues	$161,201	$186,602	$194,722	$181,189	$190,041

Book-to-bill ratio	1.24	1.50	1.39	1.26	1.14

Gross profit margin	25.3%	28.9%	29.7%	27.4%	28.5%

Segment operating margin	21.0%	25.4%	26.4%	24.0%	25.6%

Inductors
Net revenues	$75,260	$83,458	$85,539	$84,816	$81,825

Book-to-bill ratio	1.03	1.13	1.21	1.11	1.13

Gross profit margin	30.1%	33.3%	33.5%	31.7%	29.4%

Segment operating margin	27.0%	30.3%	30.7%	28.7%	26.4%

Capacitors
Net revenues	$91,526	$106,400	$120,312	$116,103	$129,352

Book-to-bill ratio	1.54	1.73	1.37	1.37	1.04

Gross profit margin	17.5%	22.6%	24.1%	21.3%	21.6%

Segment operating margin	12.5%	17.7%	19.7%	17.2%	17.7%
_________

Stockholder Value

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Over the next few years, we expect to experience higher internal growth rates than over the last decade.  This expectation is based upon accelerated electrification, such as factory automation, electrical vehicles, and 5G infrastructures.  To meet this expected increase in demand and to fully participate in growing markets, we intend to increase our capital expenditures for expansion in the mid-term.  The increased capital expenditures will be primarily used to increase manufacturing capacity for our strategic product lines.  The most significant expansion projects include building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch fab, expanding our Inductors manufacturing, and expanding our GaAs fab in Heilbronn, Germany.

Changes in Israel tax law enacted effective November 15, 2021 provide us with an opportunity to efficiently repatriate earnings that we intend to use to enhance stockholder value.

On February 8, 2022, we announced that our Board of Directors has adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  The Stockholder Return Policy calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis. We intend to return such amounts directly, in the form of dividends, or indirectly, in the form of stock repurchases. For 2022, we expect to return at least $100 million to stockholders consisting of approximately $58 million through our existing quarterly dividend program and at least $42 million through share repurchases.  The distribution of earnings from Israel to the United States will initially be used to fund our Stockholder Return Policy.  Over the long-term we expect to fund the Stockholder Return Policy from our historically strong cash flows from operations.

Our confidence in the sustainability of our strong cash flow generation and balance sheet allows us to increase our allocation of capital to stockholders and enhance stockholder returns over the long-term.

The structure of the Stockholder Return Policy enables us to allocate capital between our business, our lenders, and our stockholders.  We will continue to invest in growth initiatives including key product line expansions, targeted R&D, and synergistic acquisitions.

As a direct result of a change in tax law in Israel, we made the determination during the fourth fiscal quarter of 2021 that substantially all unremitted foreign earnings in Israel are no longer permanently reinvested.  Because most of our operating cash flow is typically generated by our non-U.S. subsidiaries, we may in the future need to change our permanent reinvestment assertion on current earnings of certain subsidiaries, which would have the effect of increasing the effective tax rate.  Substantially all of these additional taxes would be withholding and foreign taxes on cash remitted to the U.S., as such dividends are generally not subject to U.S. federal income tax.

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

On December 31, 2021, we acquired substantially all of the assets and certain liabilities of Barry Industries, a Massachusetts-based, privately-held manufacturer of resistive products for $20.8 million.  Based on our estimate of their fair values pending finalization of the net working capital adjustment, we allocated $9.6 million of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary estimation of their fair values at the date of acquisition, we recorded goodwill of $7.8 million related to this acquisition.  The inclusion of this acquisition did not have an impact on the Company's consolidated results for the year ended December 31, 2021.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.

On October 1, 2020, we acquired the worldwide business and substantially all of the U.S. assets of Applied Thin-Film Products ("ATP"), a California-based, privately-held manufacturer of custom, build-to-print thin film substrates for the microwave, fiber optic, and life science industries.  The total acquisition price was $25.9 million.  The results and operations of this acquisition have been included in the Resistors segment since October 1, 2020.  ATP did not have a material impact on our consolidated results for the years ended December 31, 2021 and 2020.

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

We closely monitor variable costs and seek to achieve the contributive margin in our business model.  Over a period of many years, we have generally maintained a contributive margin of between 45% and 47% of revenues.  The erosion of average selling prices, particularly of our semiconductor products, that is typical of our industry, and inflation negatively impact contributive margin and drive us to continually seek ways to reduce our variable costs.  Our variable cost reduction efforts include increasing the efficiency in our production facilities by expending capital for automation, reducing materials costs, materials substitution, increasing wafer size and shrinking dies to maximize efficiency in our semiconductor production processes, and other yield improvement activities.

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

In 2019, we announced global cost reduction and management rejuvenation programs as part of our continuous efforts to improve efficiency and operating performance.  The programs were primarily designed to reduce manufacturing fixed costs and selling, general, and administrative ("SG&A") costs company-wide, and provide management rejuvenation. The programs are fully implemented.  We incurred restructuring expense of $24.9 million, primarily related to cash severance costs, to implement these programs.  The implementation of these programs did not impact planned research and development activities.  No manufacturing facility closures occurred pursuant to these programs.

We do not anticipate any material restructuring activities in 2022.  However, a worsening business environment for the electronics industry, a prolonged impact of the COVID-19 pandemic, or a significant economic downturn may require us to implement additional restructuring initiatives.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar was weaker during 2021 versus 2020 and 2020 versus 2019, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses in 2021 versus 2020 and 2020 versus 2019.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the years ended December 31, 2021 and 2020 have been unfavorably impacted (compared to the respective prior years) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

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

We have a broad line of products that we sell to OEMs, electronic manufacturing services ("EMS") companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMS companies.

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

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). At December 31, 2021, our U.S. plans include various non-qualified plans.  The table below summarizes information about our pension and other postretirement benefit plans.  This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. non-qualified pension plans	$45,613	$-	$(45,613)	$28,234	$(17,379)	$9,403
German pension plans	175,913	-	(175,913)	4,455	(171,458)	55,603
Taiwanese pension plans	59,773	44,501	(15,272)	-	(15,272)	11,372
Other pension plans	42,487	31,419	(11,068)	-	(11,068)	5,462
OPEB plans	15,393	-	(15,393)	-	(15,393)	2,543
Other retirement obligations	14,576	-	(14,576)	-	(14,576)	-
	$353,755	$75,920	$(277,835)	$32,689	$(245,146)	$84,383

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

Our U.S. federal income tax returns are under examination for the years ended December 31, 2017 through 2019.  The IRS may, however, ask for supporting documentation for net operating losses for the years ended December 31, 2013 - 2016, which were utilized in the year ended December 31, 2017.  During 2021, certain tax examinations were concluded and certain statutes of limitations lapsed.  Our tax provision for those years includes adjustments related to the resolution of these matters.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions: Germany (2013 through 2016), India (2004 through 2017), Israel (2018 and 2019), Singapore (2015 through 2019), and the Republic of China (Taiwan) (2019).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

See Notes 1 and 5 to consolidated financial statements for additional information.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2021	2020	2019

Costs of products sold	72.6%	76.7%	74.8%
Gross profit	27.4%	23.3%	25.2%
Selling, general, and administrative expenses	13.0%	14.8%	14.4%
Operating income	14.4%	8.4%	9.8%
Income before taxes and noncontrolling interest	13.4%	6.3%	8.5%
Net earnings (loss) attributable to Vishay stockholders	9.2%	4.9%	6.1%
________
Effective tax rate	31.2%	21.8%	27.2%

Net Revenues

Net revenues were as follows (dollars in thousands):

	2021	2020	2019

Net revenues	$3,240,487	$2,501,898	$2,668,305
Change versus prior year	$738,589	$(166,407)
Percentage change versus prior year	29.5%	-6.2%

Changes in net revenues were attributable to the following:

	2021 vs. 2020	2020 vs. 2019

Change attributable to:
Change in volume	25.5%	-4.4%
Change in average selling prices	1.0%	-2.8%
Foreign currency effects	1.4%	0.5%
Acquisitions	0.7%	0.2%
Other	0.9%	0.3%
Net change	29.5%	-6.2%

Net revenues increased significantly in 2021 versus the prior year.  Net revenues for 2020 were negatively impacted by a significant decrease in demand due to the COVID-19 pandemic that began to broadly recover in the third fiscal quarter of 2020 and continued through 2021.  The increasing demand and manufacturing capacities resulted in increased sales volume compared to 2020.  Due to high demand, we were able to implement strategic price increases across the product portfolio.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2021 were 27.4%, as compared to 23.3% for the year ended December 31, 2020.  The increase in gross profit margin is primarily due to increased sales volume.  Higher transportation and metals and materials costs negatively impacted the contributive margin.

Segments

Analysis of revenues and gross profit margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019

Net revenues	$667,998	$501,380	$509,145
Change versus comparable prior year period	$166,618	$(7,765)
Percentage change versus comparable prior year period	33.2%	-1.5%

Changes in MOSFETs segment net revenues were attributable to the following:

	2021 vs. 2020	2020 vs. 2019

Change attributable to:
Increase in volume	33.1%	4.1%
Decrease in average selling prices	-0.3%	-5.6%
Foreign currency effects	0.6%	0.3%
Other	-0.2%	-0.3%
Net change	33.2%	-1.5%

Gross profit margins for the MOSFETs segment were as follows:

	Years ended December 31,
	2021	2020	2019

Gross profit margins	28.4%	22.8%	24.8%

The MOSFETs segment net revenues increased significantly in 2021 versus the prior year.  The increase is primarily due to increased volume.  Net revenues were negatively impacted by the temporary closure of our main manufacturing facility in China in the first fiscal quarter of 2020, while we had no significant closures in 2021.  All end markets, particularly automotive, regions, and all customer channels, particularly distributors, contributed to the increase.

The gross profit margin in 2021 increased versus the prior year primarily due to increased sales volume and cost reduction measures, partially offset by cost inflation and negative foreign currency impacts.

We experienced a slight decrease in average selling prices versus 2020.  The net decrease was limited due to price increases in the second half of 2021 and positive customer mix.  Due to increased demand, we anticipate prices will stabilize in 2022.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We are building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, which we expect will increase our in-house wafer capacity by approximately 70% within 3-4 years and allow us to balance our in-house and foundry wafer supply.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019

Net revenues	$709,416	$502,548	$557,143
Change versus comparable prior year period	$206,868	$(54,595)
Percentage change versus comparable prior year period	41.2%	-9.8%

Changes in Diodes segment net revenues were attributable to the following:

	2021 vs. 2020	2020 vs. 2019

Change attributable to:
Change in volume	34.2%	-6.2%
Change in average selling prices	2.9%	-4.4%
Foreign currency effects	1.2%	0.4%
Other	2.9%	0.4%
Net change	41.2%	-9.8%

Gross profit margins for the Diodes segment were as follows:

	Years ended December 31,
	2021	2020	2019

Gross profit margins	23.7%	17.9%	20.4%

Net revenues of the Diodes segment increased significantly in 2021.  The prior years were negatively impacted by excess inventory held by distributors, which was mostly consumed prior to 2021.  The increase is primarily due to increased sales volume, increased average selling prices, and foreign currency impacts.  All regions and customer channels, particularly distributors, contributed to the growth.

Gross profit margin increased versus the prior year primarily due to increases in sales volume and average selling prices and cost reduction measures, partially offset by cost inflation.

Average selling prices increased versus the prior year.  Strong demand allowed us to increase prices.  Positive customer and product mix also contributed to the increased prices.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019

Net revenues	$302,714	$236,616	$222,986
Change versus comparable prior year period	$66,098	$13,630
Percentage change versus comparable prior year period	27.9%	6.1%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2021 vs. 2020	2020 vs. 2019

Change attributable to:
Increase in volume	22.2%	6.4%
Change in average selling prices	2.7%	-1.4%
Foreign currency effects	1.7%	0.9%
Other	1.3%	0.2%
Net change	27.9%	6.1%

Gross profit margins for the Optoelectronic Components segment were as follows:

	Years ended December 31,
	2021	2020	2019

Gross profit margin	33.3%	28.1%	24.0%

The Optoelectronic Components segment net revenues increased significantly versus the prior year.  The increase is primarily due to increased sales volume, increased average selling prices, and foreign currency impacts.  The increase was limited by COVID-19-related restrictions on our manufacturing facility in Malaysia.  All regions and customer channels, particularly distributors, contributed to the increase.

The gross profit margin increased versus the prior year. The increase is primarily due to the significant increase in sales volume, increased average selling prices, and our cost reduction measures, partially offset by cost inflation.

Average selling prices increased versus the prior year.  The high level of demand and cost inflation allowed us to increase average selling prices for certain customers.

We have modernized and expanded our Heilbronn wafer fab and plan to increase production in the facility during 2022.

Resistors

Net revenues of the Resistors segment were as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019

Net revenues	$752,554	$606,183	$657,192
Change versus comparable prior year period	$146,371	$(51,009)
Percentage change versus comparable prior year period	24.1%	(7.8)%

Changes in Resistors segment net revenues were attributable to the following:

	2021 vs. 2020	2020 vs. 2019

Change attributable to:
Change in volume	18.2%	-7.4%
Change in average selling prices	0.3%	-1.9%
Foreign currency effects	2.0%	0.7%
Acquisitions	3.0%	0.8%
Other	0.6%	0.0%
Net change	24.1%	-7.8%

Gross profit margins for the Resistors segment were as follows:

	Years ended December 31,
	2021	2020	2019

Gross profit margin	28.7%	25.3%	28.4%

Net revenues of the Resistors segment increased significantly versus the prior year.  All regions, particularly Asia and Europe, contributed to the increase.  Sales to distributor customers and the industrial and automotive end markets increased significantly.

The gross profit margin increased versus the prior year.  The increase is due to increased sales volume, manufacturing efficiencies, increased average selling prices, and cost reduction measures, partially offset by increased labor, materials, metals, and transportation costs.

Average selling prices increased versus the prior year.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses, such as Applied Thin Film Products and Barry Industries.

Inductors

Net revenues of the Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019

Net revenues	$335,638	$293,629	$298,642
Change versus comparable prior year period	$42,009	$(5,013)
Percentage change versus comparable prior year period	14.3%	(1.7)%

Changes in Inductors segment net revenues were attributable to the following:

	2021 vs. 2020	2020 vs. 2019

Change attributable to:
Increase in volume	15.4%	0.4%
Decrease in average selling prices	-1.3%	-2.4%
Foreign currency effects	0.6%	0.3%
Other	-0.4%	0.0%
Net change	14.3%	-1.7%

Gross profit margins for the Inductors segment were as follows:

	Years ended December 31,
	2021	2020	2019

Gross profit margin	32.0%	31.5%	32.4%

Net revenues of the Inductors segment increased significantly versus the prior year.  All regions, particularly Europe and Americas, contributed to the increase.  Sales to distributor customers and automotive and industrial end markets increased significantly.

The gross profit margin increased versus the prior year.  The increase is primarily due to increased sales volume, manufacturing efficiencies, and cost reductions, partially offset by lower average selling prices, increased metals and transportation costs, and negative foreign currency impacts.

Average selling prices decreased slightly versus the prior year.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019

Net revenues	$472,167	$361,542	$423,197
Change versus comparable prior year period	$110,625	$(61,655)
Percentage change versus comparable prior year period	30.6%	-14.6%

Changes in Capacitors segment net revenues were attributable to the following:

	2021 vs. 2020	2020 vs. 2019

Change attributable to:
Change in volume	25.0%	-15.7%
Increase in average selling prices	1.8%	1.1%
Foreign currency effects	2.0%	0.4%
Other	1.8%	-0.4%
Net change	30.6%	-14.6%

Gross profit margins for the Capacitors segment were as follows:

	Years ended December 31,
	2021	2020	2019

Gross profit margin	22.4%	19.4%	22.3%

Net revenues of the Capacitors segment increased significantly versus the prior year.  All regions, particularly Europe, increased.  The increase is primarily due to increased sales to distributor customers and the industrial end market.

The gross profit margin increased versus the prior year.  The increase is due to increased sales volume, increased average selling prices, and manufacturing efficiencies, partially offset by the negative impact of product mix and increased metals costs.

Average selling prices have increased versus the prior year.  Increased prices for certain materials were passed through to our customers.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019

Total SG&A expenses	$420,111	$371,450	$384,631
as a percentage of sales	13.0%	14.8%	14.4%

SG&A expenses for the year ended December 31, 2021 increased versus the year ended December 31, 2020 due to increased incentive compensation accruals.  SG&A expenses for the year ended December 31, 2020 includes $(1.5) million of incremental net costs (benefits) separable from normal operations directly attributable to the COVID-19 outbreak.

Other Income (Expense)

2021 Compared to 2020

Interest expense for the year ended December 31, 2021 decreased by $14.0 million versus the year ended December 31, 2020.  The decrease is primarily due to the elimination of non-cash debt discount amortization upon the adoption of ASU No. 2020-06 effective January 1, 2021 and repurchases of convertible notes in the second and third fiscal quarters of 2020.  See Note 1 to our consolidated financial statements for further information.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2021	2020	Change

Foreign exchange gain (loss)	$(2,692)	$(4,095)	$1,403
Interest income	1,269	3,709	(2,440)
Other components of net periodic pension expense	(13,206)	(13,613)	407
Investment income	(1,036)	2,271	(3,307)
Other	11	(26)	37
	$(15,654)	$(11,754)	$(3,900)

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

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2020	2019	Change

Foreign exchange gain (loss)	$(4,095)	$(1,414)	$(2,681)
Interest income	3,709	8,445	(4,736)
Other components of net periodic pension expense	(13,613)	(13,959)	346
Investment income (loss)	2,271	6,448	(4,177)
Other	(26)	61	(87)
	$(11,754)	$(419)	$(11,335)

Income Taxes

For the years ended December 31, 2021, 2020, and 2019, the effective tax rates were 31.2%, 21.8%, and 27.2%, respectively.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate of 35% primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each period presented.  These items were $39.3 million in 2021, $2.0 million in 2020, and $0.8 million (tax benefit) in 2019.

The effective tax rate for the year ended December 31, 2021 was impacted by $53.3 million of tax expense recognized upon a change in Israeli tax law that was enacted on November 15, 2021.  We have historically benefited from tax incentive programs offered by the Israeli government, including the generation of income not subject to current income tax.  Any tax-exempt earnings generated under these programs would incur an additional “claw-back” tax at approximately 11.1% if they were distributed or invested outside of Israel, in addition to normal withholding taxes on earnings distributed from Israel.  Otherwise, taxes on such earnings were indefinitely deferred.

The change in Israeli tax law provided companies with an election to currently pay a reduced claw-back rate of as low as 6% upon meeting certain conditions, with the ability to distribute or invest those amounts outside of Israel at any time in the future.  We will elect to pay taxes on all previously untaxed earnings at the reduced 6% claw-back rate.  As a direct result of this change in tax law, we made the determination during the fourth fiscal quarter of 2021 that substantially all unremitted foreign earnings in Israel are no longer permanently reinvested.  We recorded the additional tax expense during the fourth fiscal quarter of 2021 to accrue the claw-back tax on applicable earnings and withholding taxes necessary to distribute these approximately $385.0 million of accumulated earnings to the United States.

The effective tax rate for the year ended December 31, 2021 was also impacted by a $5.7 million tax benefit recognized upon the release of a valuation allowance outside the U.S. and $8.3 million of tax benefits recognized due to changes in tax regulations.

We repatriated $104.1 million and $188.7 million to the United States, and paid withholding and foreign taxes of $16.3 million and $38.8 million in the years ended December 31, 2020 and 2019, respectively, which completed the cash repatriation program that we initiated in 2017 in response to the TCJA enacted in the United States.

We recorded tax benefits of $0.2 million and $9.6 million during the years ended December 31, 2020 and 2019, respectively, due to adjustments to remeasure the deferred taxes related to our cash repatriation program, such as foreign currency effects, and to consider certain corporate reorganizational activities that impact repatriation.

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

The effective tax rates for the years ended December 31, 2020 and 2019 were impacted by the effect of the repurchase of convertible debentures.  We recognized tax benefits of $1.6 million in both 2020 and 2019, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the convertible debentures. See Note 6 to our consolidated financial statements.

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

Financial Condition, Liquidity, and Capital Resources

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock.  We have generated cash flows from operations in excess of $200 million in each of the last 20 years, and cash flows from operations in excess of $100 million in each of the last 27 years.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.  Vishay has generated positive "free cash" in each of the past 25 years, and "free cash" in excess of $80 million in each of the last 20 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

We expect our business to continue to be a reliable generator of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at the same levels, or at all, going forward if the economic environment worsens.  We generated cash flows from operations of $457.1 million and "free cash" of $240.0 million in 2021.

The COVID-19 pandemic and the mitigation efforts by governments to control its spread did not have significant impact on our financial condition, liquidity, or capital resources.

As a direct result of a change in Israeli tax law, we made the determination during the fourth fiscal quarter of 2021 that substantially all unremitted foreign earnings in Israel are no longer permanently reinvested.  We recorded the additional tax expense during the fourth fiscal quarter of 2021 to accrue the claw-back tax on applicable earnings and withholding taxes necessary to distribute these approximately $385.0 million of accumulated earnings to the United States.

On February 8, 2022, we announced that our Board of Directors has adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  The Stockholder Return Policy calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis. We intend to return such amounts directly, in the form of dividends, or indirectly, in the form of stock repurchases. For 2022, we expect to return at least $100 million to stockholders consisting of approximately $58 million through our existing quarterly dividend program and at least $42 million through share repurchases.  The distribution of earnings from Israel to the United States will initially be used to fund our Stockholder Return Policy.  Over the long-term we expect to fund the Stockholder Return Policy from our historically strong cash flows from operations.

We repatriated $104.1 million and $188.7 million to the United States, and paid cash taxes of $16.3 million and $38.8 million related to the repatriations in 2020 and 2019, respectively.  The payment of these cash taxes significantly impacted cash flows from operations and free cash for the years ended December 31, 2020 and 2019.  These repatriations completed our cash repatriation program that we initiated in response to the TCJA.

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

At December 31, 2021, we had no amounts outstanding on our revolving credit facility.  We had no amounts outstanding at December 31, 2020.  We borrowed $897.0 million and repaid $897.0 million on the revolving credit facility during the year ended December 31, 2021.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $93.6 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $162.0 million during the year ended December 31, 2021.

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

We were in compliance with all financial covenants under the credit facility at December 31, 2021.  Our interest coverage ratio and leverage ratio were 28.49 to 1 and 0.75 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the full amount of the revolving credit facility is useable.

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

During 2021, we redeemed the remaining $0.3 million principal amount of convertible senior debentures due 2041 for $0.3 million.  We have no remaining convertible senior debentures.

As of December 31, 2021, substantially all of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries also have cash operating needs.  The distribution of earnings from Israel to the United States will initially be used to fund our Stockholder Return Policy.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, share repurchases pursuant to our Stockholder Return Policy, and our research and development and capital expenditure plans.

Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.  We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our revolving credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before 2025 and our revolving credit facility expires in June 2024.

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

The interest rates on our short-term investments vary by location.  The average interest rate on our short-term investments was approximately 0.14% due to the low interest rate environment.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.

The following table summarizes the components of net cash and short-term investments (debt) (in thousands):

	December 31, 2021	December 31, 2020

Credit Facility	$-	$-
Convertible senior notes, due 2025*	465,344	406,268
Convertible senior debentures, due 2040*	-	130
Deferred financing costs	(9,678)	(11,512)
Total debt	455,666	394,886

Cash and cash equivalents	774,108	619,874
Short-term investments	146,743	158,476

Net cash and short-term investments (debt)	$465,185	$383,464

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

Our financial condition as of December 31, 2021 continued to be strong, with the current ratio (current assets to current liabilities) of 2.9 to 1, as compared to 3.0 to 1 as of December 31, 2020.  The slight decrease is primarily due to the increase in trade accounts payable and accrued expenses.  Our ratio of total debt to Vishay stockholders' equity was 0.26 to 1 at December 31, 2021 as compared to a ratio of 0.25 to 1 at December 31, 2020.  The slight increase in the ratio is primarily due to the increase in the carrying value of our long-term debt upon the adoption of ASU No. 2020-06, partially offset by an increase in retained earnings.  See Notes 1 and 6 to our consolidated financial statements.

Cash flows provided by operating activities were $457.1 million for the year ended December 31, 2021, as compared to cash flows provided by operations of $314.9 million for the year ended December 31, 2020.

Cash paid for property and equipment for the year ended December 31, 2021 was $218.4 million, as compared to $123.6 million for the year ended December 31, 2020. To be well positioned to service our customers and to fully participate in growing markets, we intend to increase our capital expenditures for expansion in the mid-term.  For the year 2022, we expect to invest approximately $325 million in capital expenditures.

Cash paid for dividends to our common and Class B common stockholders totalled $55.8 million and $55.0 million for the years ended December 31, 2021 and 2020, respectively.  We expect dividend payments in 2022 to total approximately $58.0 million and stock repurchases of at least $42.0 million pursuant to our Stockholder Return Policy.  However, any future dividend declaration and payment remains subject to authorization by our Board of Directors.

In evaluating our liquidity and capital resources, we consider our outstanding contractual commitments.  As of December 31, 2021 we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	2022	2023	2024	2025	2026	Thereafter

Long-term debt	$465,344	$-	$-	$-	$465,344	$-	$-
Interest payments on long-term debt	40,767	12,345	12,345	11,278	4,799	-	-
Operating leases	153,677	23,617	21,609	19,174	17,103	15,674	56,500
Letters of credit	1,069	-	-	1,069	-	-	-
Expected pension and postretirement plan funding	214,805	22,535	26,318	20,478	28,335	23,104	94,035
Estimated costs to complete construction in progress	160,000	145,200	14,500	300	-	-	-
TCJA transition tax	125,438	14,757	27,669	36,893	46,119	-	-
Uncertain tax positions	28,277	3,248	-	-	-	-	25,029
Purchase commitments	89,287	67,105	22,182	-	-	-	-
Other long-term liabilities	70,832	-	-	-	-	-	70,832
Total contractual cash obligations	$1,349,496	$288,807	$124,623	$89,192	$561,700	$38,778	$246,396

Commitments for long-term debt are based on the amount required to settle the obligation. Accordingly, the capitalized deferred financing costs associated with our convertible notes are excluded from the calculation of long-term debt commitments in the table above.

Commitments for interest payments on long-term debt are cash commitments based on the stated maturity dates of each agreement and include fees under our revolving credit facility, which expires on June 4, 2024.  Commitments for interest payments on long-term debt exclude non-cash interest expense related to the amortization of deferred financing costs.

Various factors could have a material effect on the amount of future principal and interest payments.  Principal and interest commitments associated with our convertible notes are based on the amounts outstanding as of December 31, 2021.  Additionally, interest commitments for our revolving credit facility are based on the rate prevailing at December 31, 2021, but actual rates are variable and are certain to change over time.

The TCJA imposed a one-time transition tax on deferred foreign earnings, payable in defined increments over eight years.  As a result of this requirement, we expect to pay $184.5 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.  As of December 31, 2021, $59.0 million has been paid.

Estimated costs to complete construction in progress excludes costs to complete projects that have just begun and we are not contractually required to complete, including the significant Itzehoe, Germany 12-inch wafer fab construction project.

Our consolidated balance sheet at December 31, 2021 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified the amount recorded as a current liability as payable within one year, and the remaining uncertain tax positions are classified as payments due thereafter, although actual timing of payments may be sooner.

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

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2021.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due thereafter in the table above, although actual timing of payments may be sooner.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2021, 2020, and 2019 we did not have any outstanding interest rate swap or cap agreements.

The interest paid on our credit facility is based on a LIBOR spread.  At December 31, 2021, we had no amounts outstanding under the revolving credit facility. Future borrowings under the revolving credit commitment will bear interest at LIBOR plus 1.50%.

Our convertible debt instruments bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2021, we had $774.1 million of cash and cash equivalents and $146.7 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2021, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $3.6 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We use forward exchange contracts to economically hedge a portion of these exposures.  We entered into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.   The notional amount of the forward contracts was $100 million as of December 31, 2021.  The forward contracts are short-term in nature and are expected to be renewed at our discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of contracts is recognized in our consolidated statements of operations as a component of other income (expense).  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

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

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2021, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2021.  The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $15.2 million at December 31, 2021, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $12.7 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting.  Their report is set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vishay Intertechnology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 23, 2022

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

 Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2021 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

4.3
Form of Global Note, representing Vishay Intertechnology, Inc.'s  2.25% Senior Convertible Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.5). Incorporated by reference to Exhibit 4.2 to our current report on Form 8-K, filed on June 13, 2018.

4.4	Description of Capital Stock. Incorporated by reference to Exhibit 4.6 to our 2019 annual report on Form 10-K.
4.5
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

10.3†
Employment agreement, dated January 1, 2004, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

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

10.6†
Amendment to Employment Agreement, dated July 1, 2021, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), and Dr. Gerald Paul.  Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2021.

10.7†
Employment Agreement, dated January 1, 2004, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

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

10.10†
Amendment to Employment Agreement, dated February 23, 2021, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.11†
Employment Agreement, dated February 15, 2018, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on February 16, 2018.

10.12†
First Amendment to Employment Agreement, dated February 28, 2020, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed February 28, 2020.

10.13†
Second Amendment to Employment Agreement, dated February 23, 2021, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

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

10.18†
Fourth Amendment to the Terms and Conditions of Johan Vandoorn Employment Agreement, dated February 23, 2021.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.19†
Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and David Valletta.  Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed on February 16, 2018.

10.20†
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) Vishay Intertechnology, Inc., and David Valletta.  Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.21†
Employment Agreement, dated February 15, 2018, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse.  Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed on February 16, 2018.

10.22†
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse.  Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

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

10.25†
Second Amendment to Employment Agreement, dated February 23, 2021, between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal.  Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.26†
Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster dated May 20, 2020.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.

10.27†
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster.  Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.28†
Employment Agreement between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock dated May 20, 2020.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.

10.29†
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock.  Incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

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

10.32
Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.33
Tax Matters Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.34
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

10.36*
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

10.39*
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

10.42*
Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc. Incorporated by reference to Exhibit 10.13 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.43
Credit Agreement, dated as of June 5, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 5, 2019.

10.44
Amendment No. 1 to Credit Agreement, dated as of September 20, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2019.

10.45†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.45 to our 2019 annual report on Form 10-K.
10.46†	Vishay Intertechnology, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.48 to our 2019 annual report on Form 10-K.
10.47†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.50 to our 2019 annual report on Form 10-K.
10.48†	Vishay Intertechnology, Inc. Non-Employee Director Compensation Plan. Incorporated by reference to Exhibit 10.44 to our 2020 annual report on Form 10-K.
10.49†
Form of Future Deferred Remuneration Arrangement of Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.).  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 28, 2021.

21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2021, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104**	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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
February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Gerald Paul	President, Chief Executive Officer,	February 23, 2022
Dr. Gerald Paul	and Director

Principal Financial and Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 23, 2022
Lori Lipcaman	Financial Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 23, 2022
Marc Zandman	the Board of Directors

/s/ Renee B. Booth	Director	February 23, 2022
Dr. Renee B. Booth

/s/ Michael Cody	Director	February 23, 2022
Michael Cody

/s/ Michiko Kurahashi	Director	February 23, 2022
Dr. Michiko Kurahashi

/s/ Abraham Ludomirski	Director	February 23, 2022
Dr. Abraham Ludomirski

/s/ Ziv Shoshani	Director	February 23, 2022
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 23, 2022
Timothy V. Talbert

/s/ Jeffrey H. Vanneste	Director	February 23, 2022
Jeffrey H. Vanneste

/s/ Thomas C. Wertheimer	Director	February 23, 2022
Thomas C. Wertheimer

/s/ Ruta Zandman	Director	February 23, 2022
Ruta Zandman

/s/ Raanan Zilberman	Director	February 23, 2022
Raanan Zilberman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Sales Returns and Allowances Accruals
Description of the Matter
At December 31, 2021, the Company’s liability for sales returns and allowances was $39.8 million.  As discussed in Note 1 of the consolidated financial statements, the Company recognizes the estimated variable consideration to be received as revenue from contracts with customers and recognizes a related accrued liability for estimated future credits that will be issued to its customers, primarily distributors, for product returns, scrap allowance, “stock, ship and debit” and price protection programs with those customers.

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

Philadelphia, Pennsylvania
February 23, 2022

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$774,108	$619,874

Short-term investments	146,743	158,476

Accounts receivable, net of allowances for credit losses of $1,895 and $1,697, respectively	396,458	338,632

Inventories:
Finished goods	147,293	120,792
Work in process	226,496	201,259
Raw materials	162,711	126,200
Total inventories	536,500	448,251

Prepaid expenses and other current assets	156,689	132,103
Total current assets	2,010,498	1,697,336

Property and equipment, at cost:
Land	74,646	76,231
Buildings and improvements	639,879	641,041
Machinery and equipment	2,758,262	2,732,771
Construction in progress	145,828	86,520
Allowance for depreciation	(2,639,136)	(2,593,398)
Property and equipment, net	979,479	943,165

Right of use assets	117,635	102,440

Deferred income taxes	95,037	88,530

Goodwill	165,269	158,183

Other intangible assets, net	67,714	66,795

Other assets	107,625	98,024
Total assets	$3,543,257	$3,154,473

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2021	December 31, 2020

Liabilities, temporary equity, and equity
Current liabilities:
Trade accounts payable	$254,049	$196,203
Payroll and related expenses	162,694	141,034
Lease liabilities	23,392	22,074
Other accrued expenses	218,089	182,642
Income taxes	35,443	20,470
Total current liabilities	693,667	562,423

Long-term debt, less current portion	455,666	394,886
U.S. transition tax payable	110,681	125,438
Deferred income taxes	69,003	1,852
Long-term lease liabilities	99,987	86,220
Other liabilities	95,861	104,356
Accrued pension and other postretirement costs	271,672	300,113
Total liabilities	1,796,537	1,575,288

Commitments and contingencies

Redeemable convertible debentures	-	170

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	-	-
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 132,710,732 and 132,561,010 shares outstanding	13,271	13,256
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,097,148 shares outstanding	1,210	1,210
Capital in excess of par value	1,347,830	1,409,200
Retained earnings	401,694	138,990
Accumulated other comprehensive income (loss)	(20,252)	13,559
Total Vishay stockholders' equity	1,743,753	1,576,215
Noncontrolling interests	2,967	2,800
Total equity	1,746,720	1,579,015
Total liabilities, temporary equity, and equity	$3,543,257	$3,154,473

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2021	2020	2019

Net revenues	$3,240,487	$2,501,898	$2,668,305
Costs of products sold	2,352,574	1,919,995	1,997,105
Gross profit	887,913	581,903	671,200

Selling, general, and administrative expenses	420,111	371,450	384,631
Restructuring and severance costs	-	743	24,139
Operating income	467,802	209,710	262,430

Other income (expense):
Interest expense	(17,538)	(31,555)	(33,683)
Other	(15,654)	(11,754)	(419)
Loss on early extinguishment of debt	-	(8,073)	(2,030)
Total other income (expense)	(33,192)	(51,382)	(36,132)

Income before taxes	434,610	158,328	226,298

Income tax expense	135,673	34,545	61,508

Net earnings	298,937	123,783	164,790

Less: net earnings attributable to noncontrolling interests	967	860	854

Net earnings attributable to Vishay stockholders	$297,970	$122,923	$163,936

Basic earnings per share attributable to Vishay stockholders:	$2.05	$0.85	$1.13

Diluted earnings per share attributable to Vishay stockholders:	$2.05	$0.85	$1.13

Weighted average shares outstanding - basic	145,005	144,836	144,608

Weighted average shares outstanding - diluted	145,495	145,228	145,136

Cash dividends per share	$0.385	$0.380	$0.370

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2021	2020	2019

Net earnings	$298,937	$123,783	$164,790

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	18,167	(9,055)	(9,729)

Foreign currency translation adjustment	(51,978)	49,260	(10,126)

Other comprehensive income (loss)	(33,811)	40,205	(19,855)

Comprehensive income	265,126	163,988	144,935

Less: comprehensive income attributable to noncontrolling interests	967	860	854

Comprehensive income attributable to Vishay stockholders	$264,159	$163,128	$144,081

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2021	2020	2019

Operating activities
Net earnings	$298,937	$123,783	$164,790
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	167,037	166,230	164,461
(Gain) loss on disposal of property and equipment	(303)	157	(157)
Accretion of interest on convertible debt instruments	-	13,161	14,146
Inventory write-offs for obsolescence	20,657	22,730	26,494
Pensions and other postretirement benefits, net of contributions	2,106	2,864	(552)
Loss on early extinguishment of debt	-	8,073	2,030
Deferred income taxes	50,613	(12,141)	(23,009)
Other	16,226	3,304	13,341
Change in U.S. transition tax liability	(14,757)	(14,757)	(14,757)
Change in repatriation tax liability	-	(16,258)	(38,814)
Net change in operating assets and liabilities, net of effects of businesses acquired	(83,412)	17,792	(11,529)
Net cash provided by operating activities	457,104	314,938	296,444

Investing activities
Capital expenditures	(218,372)	(123,599)	(156,641)
Proceeds from sale of property and equipment	1,317	403	577
Purchase of businesses, net of cash acquired	(20,847)	(25,852)	(11,862)
Purchase of short-term investments	(140,603)	(293,087)	(111,631)
Maturity of short-term investments	147,893	250,580	81,012
Other investing activities	129	(529)	3,587
Net cash used in investing activities	(230,483)	(192,084)	(194,958)

Financing activities
Issuance costs	-	-	(5,394)
Repurchase of convertible debt instruments	(300)	(151,683)	(27,863)
Dividends paid to common stockholders	(51,094)	(50,372)	(48,968)
Dividends paid to Class B common stockholders	(4,657)	(4,597)	(4,476)
Net changes in short-term borrowings	-	(114)	(16)
Distributions to noncontrolling interests	(800)	(600)	(600)
Cash withholding taxes paid when shares withheld for vested equity awards	(1,963)	(2,016)	(2,708)
Net cash used in financing activities	(58,814)	(209,382)	(90,025)
Effect of exchange rate changes on cash and cash equivalents	(13,573)	12,269	(3,360)

Net increase (decrease) in cash and cash equivalents	154,234	(74,259)	8,101

Cash and cash equivalents at beginning of year	619,874	694,133	686,032
Cash and cash equivalents at end of year	$774,108	$619,874	$694,133

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2018	$13,212	$1,210	$1,436,011	$(61,258)	$(6,791)	$1,382,384	$2,286	$1,384,670
Cumulative effect of accounting change for adoption of ASU 2016-02	-	-	-	23,013	-	23,013	-	23,013
Net earnings	-	-	-	163,936	-	163,936	854	164,790
Other comprehensive income (loss)	-	-	-	-	(19,855)	(19,855)	-	(19,855)
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Conversion of Class B shares (18 shares)	-	-	-	-	-	-	-	-
Temporary equity reclassifications	-	-	35	-	-	35	-	35
Issuance of stock and related tax withholdings for vested restricted stock units (230,624 shares)	23	-	(2,731)	-	-	(2,708)	-	(2,708)
Dividends declared ($0.370 per share)	-	-	67	(53,511)	-	(53,444)	-	(53,444)
Stock compensation expense	-	-	6,108	-	-	6,108	-	6,108
Issuance of convertible notes due 2025	-	-	-	-	-	-	-	-
Repurchase of convertible debentures	-	-	(14,320)	-	-	(14,320)	-	(14,320)
Balance at December 31, 2019	$13,235	$1,210	$1,425,170	$72,180	$(26,646)	$1,485,149	$2,540	$1,487,689
Cumulative effect of accounting change for adoption of ASU 2016-13	-	-	-	(1,070)	-	(1,070)	-	(1,070)
Net earnings	-	-	-	122,923	-	122,923	860	123,783
Other comprehensive income	-	-	-	-	40,205	40,205	-	40,205
Conversion of Class B shares (261 shares)	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(600)	(600)
Temporary equity reclassification	-	-	4	-	-	4	-	4
Issuance of stock and related tax withholdings for vested restricted stock units (212,392 shares)	21	-	(2,037)	-	-	(2,016)	-	(2,016)
Dividends declared ($0.380 per share)	-	-	74	(55,043)	-	(54,969)	-	(54,969)
Stock compensation expense	-	-	5,276	-	-	5,276	-	5,276
Repurchase of convertible debt instruments	-	-	(19,287)	-	-	(19,287)	-	(19,287)
Balance at December 31, 2020	$13,256	$1,210	$1,409,200	$138,990	$13,559	$1,576,215	$2,800	$1,579,015
Cumulative effect of accounting change for adoption of ASU 2020-06 (see Note 1)	-	-	(66,078)	20,566	-	(45,512)	-	(45,512)
Net earnings	-	-	-	297,970	-	297,970	967	298,937
Other comprehensive income	-	-	-	-	(33,811)	(33,811)	-	(33,811)
Distributions to noncontrolling interests	-	-	-	-	-	-	(800)	(800)
Issuance of stock and related tax withholdings for vested restricted stock units (149,722 shares)	15	-	(1,978)	-	-	(1,963)	-	(1,963)
Dividends declared ($0.385 per share)	-	-	81	(55,832)	-	(55,751)	-	(55,751)
Stock compensation expense	-	-	6,605	-	-	6,605	-	6,605
Balance at December 31, 2021	$13,271	$1,210	$1,347,830	$401,694	$(20,252)	$1,743,753	$2,967	$1,746,720
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

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $77,377, $70,861, and $69,827, for the years ended December 31, 2021, 2020, and 2019, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies (continued)
Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2021 and 2020, the Company’s short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

Allowance for Credit Losses

Effective January 1, 2020, the Company estimates its credit losses on financial instruments using a current expected credit loss model.  Prior to January 1, 2020, the Company estimated its credit losses using an incurred loss impairment methodology, which was not materially different than the methodology adopted on January 1, 2020.  The Company maintains an allowance for accounts receivable credit losses resulting from the inability of its customers to make required payments.  Payment terms for the Company's sales are generally less than ninety days.  Substantially all of the Company's trade receivables are collected within twelve months of the transfer of products to the customer and the Company expects this to continue going forward.  The credit loss allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions.  Receivables from customers with deteriorating financial condition and those over 180 days past due are removed from the pool and evaluated separately.  Net credit loss expense (benefit) for accounts receivable was $384, $475, and $(592) for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company’s cash equivalents, short-term investments, and restricted investments are accounted for as held-to-maturity debt instruments, at amortized cost.  Interest income on these instruments is recorded as Other income on the consolidated statements of operations and interest receivable is recognized as a separate asset and recorded in Prepaid expenses and other current assets on the consolidated balance sheets.  The Company has not experienced a credit loss on the principal or interest receivable of its cash equivalents, short-term investments, or restricted investments.  The Company pools its cash equivalents, short-term investments, and restricted investments by credit rating of the issuing financial institution and estimates an allowance for credit losses based on the corporate bond default ratios, evaluation of the impact of current and projected economic conditions, and probability of credit loss.  Net credit loss expense for cash equivalents, short-term investments, and restricted investments was immaterial for the years ended December 31, 2021 and 2020.  The Company does not measure an allowance for credit losses on interest receivable.  Any uncollectible interest receivable is recognized by reversing interest income within the fiscal quarter that the interest becomes uncollectible.

The Company has an immaterial amount of other short-term held-to-maturity debt instruments recorded within Prepaid expenses and other current assets on the consolidated balance sheets.  The Company analyzes these assets on a separate asset basis and estimates an allowance for credit losses based on historical credit loss rates and an evaluation of the impact of current and projected economic conditions.   Net credit loss expense for these other short-term held-to-maturity debt instruments was immaterial for the years ended December 31, 2021 and 2020.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven years to ten years. Buildings and building improvements are being depreciated over useful lives of twenty years to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2021 was approximately $160,000. Excluded from the estimated cost to complete construction in progress are costs for projects that have recently begun for which there are no contractual commitments to complete the project, including the significant Itzehoe, Germany 12-inch wafer fab construction project. Depreciation expense was $159,247, $158,117, and $155,985 for the years ended December 31, 2021, 2020, and 2019, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Commitments and Contingencies

The Company has commitments for the purchase of assets to complete its construction in progress as disclosed above.  The commitment period for substantially all of these purchase commitments is less than one year.  The Company expects to have noncancellable purchase commitments with commitment periods in excess of one year associated with its significant facility expansion programs as the programs progress.  As of December 31, 2021, there are no material noncancellable commitments associated with these programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies (continued)

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2021 and 2020 do not include claims against third parties.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition.  Certain intangible assets may be assigned indefinite useful lives.  Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  The Company's business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes. At December 31, 2021 and 2020, respectively, the Company has no recorded indefinite-lived intangible assets.

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

Available-for-Sale Securities

Short-term investments and other assets reported on the accompanying consolidated balance sheets include time deposits with financial institutions whose original maturity exceeds three months, but less than one year that are classified as held-to-maturity instruments, and investments in marketable securities that are classified as available-for-sale instruments. The available-for-sale instruments include assets that are held in trust related to the Company’s non-qualified pension and deferred compensation plans (see Note 11) and assets that are intended to fund a portion of the Company’s other postretirement benefit obligations outside of the U.S.  These assets are reported at fair value, based on quoted market prices as of the end of the reporting period.  Unrealized gains and losses are reported as Other Income (Expense) on the consolidated statements of operations.  At the time of sale, the assets that are held in trust related to the Company’s non-qualified pension and deferred compensation plans, any gains (losses) calculated by the specific identification method are recognized as a reduction (increase) to benefits expense, within selling, general, and administrative expenses.

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

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2021, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide directors’ and officers’ insurance.  The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2021 and 2020.

Certain investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Such amounts are recorded in other noncurrent assets, and total $9,153 and $9,281 at December 31, 2021 and 2020, respectively, representing required statutory reserves of the captive insurance entity.

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

See Note 3.

Recent Accounting Pronouncements

Recent Accounting Guidance Adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-06, Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.  The ASU simplified the accounting for certain financial instruments with characteristics of liability and equity, including convertible debt instruments.  The ASU reduced the number of accounting models available for convertible debt instruments, required the use of the if-converted method for the calculation of diluted earnings per share for convertible debt instruments, and increased disclosure requirements.  The Company adopted the ASU effective January 1, 2021 using a modified retrospective approach.  Upon adoption, the Company recorded a $66,078 decrease in additional paid in capital from the derecognition of the bifurcated equity component of the convertible debt instruments, a $59,246 increase in debt from the derecognition of the discount associated with the bifurcated equity component of the convertible debt instruments and a $20,566 increase to the opening balance of retained earnings, representing the cumulative interest expense, net of tax effects, recognized related to the amortization of the bifurcated conversion option.  The adoption of the ASU did not have a significant impact on the diluted sharecount due to Vishay exercising existing rights to legally amend the indenture governing the convertible senior notes due 2025.  See Note 6.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.  Such reclassifications had no effect on reported net earnings attributable to Vishay stockholders, total assets, stockholders' equity, or the statements of cash flows.

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

Year ended December 31, 2021

On December 31, 2021, the Company acquired substantially all of the assets of Barry Industries, a Massachusetts-based, privately-held manufacturer of resistive components for $20,847.  Based on its estimate of their fair values pending finalization of the net working capital adjustment, the Company allocated $9,600 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary estimation of their fair values at the date of acquisition, the Company recorded goodwill of $7,813 related to this acquisition.  The inclusion of this acquisition did not have an impact on the Company's consolidated results for the year ended December 31, 2021.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.

Year ended December 31, 2020

On October 1, 2020, the Company acquired the worldwide business and substantially all of the U.S. assets of Applied Thin-Film Products, a California-based, privately-held manufacturer of custom, build-to-print thin film substrates for the microwave, fiber optic, and life science industries.  Concurrently, a Chinese subsidiary of Applied Thin-Film Products entered into an agreement to sell certain inventory and equipment to a subsidiary of Vishay, which was completed on June 30, 2021.  The total acquisition price was $25,852.  Based on its estimate of their fair values, the Company allocated $10,800 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $6,548 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors segment since October 1, 2020.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases
The net right of use assets and lease liabilities recognized on the consolidated balance sheets for the Company's operating leases as of December 31, 2021 and 2020 are presented below:

	December 31, 2021	December 31, 2020
Right of use assets
Operating Leases
Buildings and improvements	$112,951	$97,429
Machinery and equipment	4,684	5,011
Total	$117,635	$102,440
Current lease liabilities
Operating Leases
Buildings and improvements	$20,851	$19,370
Machinery and equipment	2,541	2,704
Total	$23,392	$22,074
Long-term lease liabilities
Operating Leases
Buildings and improvements	$97,890	$83,926
Machinery and equipment	2,097	2,294
Total	$99,987	$86,220
Total lease liabilities	$123,379	$108,294

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated statements of operations is as follows:
	Years ended December 31,
	2021	2020	2019
Lease expense
Operating lease expense	$24,853	$23,363	$22,271
Short-term lease expense	2,031	930	2,278
Variable lease expense	359	248	95
Total lease expense	$27,243	$24,541	$24,644

The Company paid $23,899, $23,814, and $21,552 for its operating leases during the years ended December 31, 2021, 2020, and 2019, respectively, which are included in operating cash flows on the consolidated statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.9 years and the weighted-average discount rate is 5.4% as of December 31, 2021.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:
2022	$23,617
2023	21,609
2024	19,174
2025	17,103
2026	15,674
Thereafter	56,500

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

The following table summarizes the activity to date related to this program:

Expense recorded in 2019	$24,139
Cash paid	(1,330)
Foreign currency translation	35
Balance at December 31, 2019	$22,844
Expense recorded in 2020	743
Cash paid	(10,813)
Foreign currency translation	683
Balance at December 31, 2020	$13,457
Cash paid	(11,474)
Foreign currency translation	(133)
Balance at December 31, 2021	$1,850

Severance payment terms vary by country, but generally are paid in a lump sum at cessation of employment.  Some payments are made over an extended period.  The current portion of the liability is $1,127 and is included in other accrued expenses in the accompanying consolidated balance sheet.  The non-current portion of the liability is $723 and is included in other liabilities in the accompanying consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

Changes in Tax Laws and Regulations

Israel

Effective November 15, 2021, Israel enacted changes in its tax laws.

The Company has historically benefited from tax incentive programs offered by the Israeli government, including the generation of income not subject to current income tax.  Any tax-exempt earnings generated under these programs would incur an additional “claw-back” tax at approximately 11.1% if they were distributed or invested outside of Israel, in addition to normal withholding taxes on earnings distributed from Israel.  Otherwise, taxes on such earnings were indefinitely deferred.

The change in tax law enacted on November 15, 2021 provided companies with an election to currently pay a reduced claw-back rate of as low as 6% upon meeting certain conditions, with the ability to distribute or invest those amounts outside of Israel at any time in the future.  The Company will elect to pay taxes on all previously untaxed earnings at the reduced 6% claw-back rate.

As a direct result of this change in tax law, the Company made the determination during the fourth fiscal quarter of 2021 that  substantially all unremitted foreign earnings in Israel are no longer permanently reinvested.  The Company recorded additional tax expense of $53,316 during the fourth fiscal quarter of 2021 to accrue the claw-back tax on applicable earnings and withholding taxes necessary to distribute these approximately $385,000 of accumulated earnings to the United States.

United States

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States.

Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposed a one-time transition tax on deferred foreign earnings, payable in defined increments over eight years.  Installments of $14,757 were paid in each of 2021, 2020, 2019, and 2018.

The Company expects future installment payments as follows:

2022	$14,757
2023	27,669
2024	36,893
2025	46,119

The U.S. Internal Revenue Service continues to issue regulations to address the provisions of the TCJA.  During 2021, the Company amended tax returns for 2018 and 2019 and recognized tax benefits of $8,276 as a result of changes in tax regulations, by making an election regarding Global Intangible Low-Taxed Income (“GILTI”).  The Company has elected to account for GILTI tax in the period in which it is incurred and, therefore, does not provide any deferred taxes in the consolidated financial statements at December 31, 2021, 2020, or 2019.

The Company repatriated $104,091 and $188,742 to the United States in 2020 and 2019, pursuant to a repatriation program initiated in response to the enactment of the TCJA.  Tax expense for these repatriation transactions was substantially recorded in 2017 upon enactment of the TCJA.

There are amounts of unremitted foreign earnings in countries other than Israel, which continue to be reinvested indefinitely, and the Company has made no provision for incremental foreign income taxes and withholding taxes payable to foreign jurisdictions related to these amounts. Determination of the amount of the unrecognized deferred foreign tax liability for these amounts is not practicable because of the complexities associated with its hypothetical calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)
Income (loss) before taxes consists of the following components:

	Years ended December 31,
	2021	2020	2019

Domestic	$62,921	$(25,884)	$(10,992)
Foreign	371,689	184,212	237,290
	$434,610	$158,328	$226,298

Significant components of income taxes are as follows:

	Years ended December 31,
	2021	2020	2019

Current:
Federal	$2,336	$7,327	$9,137
State and local	466	218	415
Foreign	82,258	55,399	113,779
	85,060	62,944	123,331
Deferred:
Federal	554	(6,068)	(13,731)
State and local	383	(538)	(802)
Foreign	49,676	(21,793)	(47,290)
	50,613	(28,399)	(61,823)
Total income tax expense	$135,673	$34,545	$61,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020

Deferred tax assets:
Pension and other retiree obligations	$50,069	$53,585
Inventories	17,168	19,539
Net operating loss carryforwards	115,200	124,251
Tax credit carryforwards	76,213	85,651
Other accruals and reserves	29,332	31,347
Total gross deferred tax assets	287,982	314,373
Less valuation allowance	(186,204)	(206,950)
	101,778	107,423
Deferred tax liabilities:
Property and equipment	(1,514)	(1,604)
Tax deductible goodwill	(5,412)	(4,708)
Earnings not permanently reinvested	(67,172)	-
Convertible debentures	-	(12,777)
Other - net	(1,646)	(1,656)
Total gross deferred tax liabilities	(75,744)	(20,745)

Net deferred tax assets (liabilities)	$26,034	$86,678

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses and tax credits). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.  As of December 31, 2021, the Company has generated an excess U.S. foreign tax credit of $58,673.  Because the Company does not anticipate sufficient U.S. foreign source income during the carryforward period, the Company has not recognized the benefit of the carryforward as of December 31, 2021.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2021	2020	2019

Tax at statutory rate	$91,268	$33,249	$47,523
State income taxes, net of U.S. federal tax benefit	671	(252)	(301)
Effect of foreign operations	5,521	(9,896)	9,242
Tax on earnings not permanently reinvested	54,648	4,227	6,256
Unrecognized tax benefits	1,318	4,351	5,584
Change in valuation allowance on non-U.S. deferred tax assets	(5,714)	-	-
Foreign income taxable in the U.S.	9,532	7,675	10,691
Foreign tax credit	(9,477)	(3,520)	(4,601)
Foreign tax credit carryforward utilized	(9,207)	-	-
U.S. Base Erosion Anti-Abuse Tax	9,134	750	2,851
Change in U.S. tax regulations	(8,276)	-	-
Deferred tax rate impact of corporate reorganization	-	-	(12,121)
Other	(3,745)	(2,039)	(3,616)
Total income tax expense	$135,673	$34,545	$61,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

Vishay operates in a global environment with significant operations in various locations outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate.  Part of Vishay's historical strategy has been to achieve cost savings through the transfer and expansion of manufacturing operations to countries where it can take advantage of lower labor costs and available tax and other government-sponsored incentives.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, Vishay expects that its effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate of 35% primarily because of earnings in foreign jurisdictions.

Income tax expense for the years ended December 31, 2021, 2020, and 2019 includes certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $39,326, $1,998, and $799 (tax benefit) in 2021, 2020, and 2019, respectively.

For the year ended December 31, 2021, the discrete items include $53,316 of tax expense recognized to accrue the claw-back and withholding taxes to repatriate unremitted foreign earnings from Israel, a $5,714 tax benefit recognized upon the release of a valuation allowance and $8,276 of tax benefits recognized due to changes in tax regulations.

For the year ended December 31, 2020, the discrete items include a tax benefit of $1,563 resulting from the early extinguishment of convertible senior debentures, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures and $190 (tax benefit) of adjustments to remeasure deferred taxes related to the cash repatriation program described above, and $3,751 of tax expense for changes in uncertain tax positions.

For the year ended December 31, 2019, the discrete items include $7,554 of tax expense related to a tax-basis foreign exchange gain on the settlement of an intercompany loan, which previously had been accounted for at the historical foreign exchange rate (akin to an equity contribution) because the debtor entity did not have the intent or ability to repay such intercompany loan.   Currency translation adjustments were recorded in accumulated other comprehensive income, and were not included in U.S. GAAP pre-tax income.  The Company’s cash repatriation activity resulted in the ability to repay such intercompany loan.  Upon settlement of this intercompany loan, the foreign entity realized a taxable gain.  Discrete tax items also include a tax benefit of $1,601 resulting from the early extinguishment of convertible senior debentures, reflecting the reduction in deferred tax liabilities related to the special tax attributes of the debentures, $9,583 (tax benefit) of adjustments to remeasure of deferred taxes related to the cash repatriation program described above, and $2,831 of tax expense for changes in uncertain tax positions.

At December 31, 2021, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires
Austria	$13,211	No expiration
Belgium	159,563	No expiration
Israel	10,368	No expiration
Italy	12,638	No expiration
Japan	7,476	2023 - 2030
Netherlands	10,552	No expiration
The Republic of China (Taiwan)	16,750	2026 - 2028

California	19,650	2028 - 2036
Pennsylvania	601,818	2022 - 2041

At December 31, 2021, the Company had the following significant tax credit carryforwards available:

		Expires
U.S. Foreign Tax Credit	$58,673	2028 - 2031
California Research Credit	17,484	No expiration

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes (continued)

Net income taxes paid were $79,106, $69,706, and $185,654 for the years ended December 31, 2021, 2020, and 2019, respectively.  Net income taxes paid for the years ended December 31, 2020 and 2019 include $16,258 and $38,814, respectively, for TCJA repatriation activity and $14,757 in each period for the TCJA transition tax.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2021	2020	2019

Balance at beginning of year	$40,652	$36,868	$21,241
Addition based on tax positions related to the current year	141	663	2,383
Addition based on tax positions related to prior years	1,037	8,358	16,190
Currency translation adjustments	(523)	1,361	1,211
Reduction based on tax positions related to prior years	(13,154)	(3,152)	-
Reduction for settlements	(982)	(3,446)	(3,121)
Reduction for lapses of statute of limitation	(452)	-	(1,036)
Balance at end of year	$26,719	$40,652	$36,868

All of the unrecognized tax benefits of $26,719 and $40,652, as of December 31, 2021 and 2020, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2021 and 2020, the Company had accrued interest and penalties related to the unrecognized tax benefits of $3,747 and $3,239, respectively. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $591, $128, and $1,201, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple states and foreign jurisdictions.   The Company's U.S. federal income tax returns are under examination for the years ended December 31, 2017 through 2019.  The IRS may, however, ask for supporting documentation for net operating losses for the years ended December 31, 2013 - 2016, which were utilized in the year ended December 31, 2017.  During the years ended December 31, 2021, 2020, and 2019, certain tax examinations were concluded and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions: Germany (2013 through 2016), India (2004 through 2017), Israel (2018 and 2019), Singapore (2015 through 2019), and the Republic of China (Taiwan) (2019).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $3,783 to $16,449.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2021	December 31, 2020

Credit facility	$-	$-
Convertible senior notes, due 2025	465,344	406,268
Convertible senior debentures, due 2040	-	130
Deferred financing costs	(9,678)	(11,512)
	455,666	394,886
Less current portion	-	-
	$455,666	$394,886

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
At December 31, 2021 and 2020, there was $748,931 and $748,690, respectively, available under the Credit Facility. Letters of credit totaling $1,069 and $1,310 were outstanding at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)
Convertible Debt Instruments

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2025 as of December 31, 2021:

Due 2025
Issuance date	June 12, 2018
Maturity date	June 15, 2025
Principal amount	$465,344
Cash coupon rate (per annum)	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%
Conversion rate effective December 16, 2021 (per $1 principal amount)	31.9492
Effective conversion price effective December 16, 2021 (per share)	$31.30
130% of the conversion price (per share)	$40.69

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

Pursuant to the Supplemental Indenture governing the convertible senior notes due 2025, at the direction of its Board of Directors, Vishay has fixed the “Specified Dollar Amount” (as defined in the Indenture) that shall apply to all future conversions of notes at $1 cash per $1 principal amount.  The fixing of the Specified Dollar Amount requires Vishay to satisfy its conversion obligations by paying cash with respect to such Specified Dollar Amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)
Effective January 1, 2021, Vishay adopted ASU No. 2020-06.  Prior to the adoption of ASU No. 2020-06, the Company separately accounted for the liability and equity components of convertible debt instruments that may be settled in cash in a manner that reflects the Company’s nonconvertible debt borrowing rate. The liability component at issuance was recognized at fair value, based on the fair value of a similar instrument that did not have a conversion feature. A discount was recorded if debt instruments are issued at a coupon rate which is below the rate of a similar instrument that did not have a conversion feature at issuance.  The equity component was based on the excess of the principal amount of the debt instruments over the fair value of the liability component, after adjusting for an allocation of debt issuance costs and the deferred tax impact, and was recorded as capital in excess of par.  Debt discounts were amortized as additional non-cash interest expense over the expected life of the debt.

Upon adoption of ASU No. 2020-06, Vishay derecognized the bifurcated equity component, debt discount, and deferred taxes and remeasured the deferred financing costs associated with its convertible debt instruments.  See Note 1.  The carrying value of Vishay's convertible debt instruments is now equal to the outstanding principal amount and interest expense is now equal to the cash interest paid.  The remeasured deferred financing costs continue to be recognized as non-cash interest expense.

The carrying value of the convertible senior notes due 2025 was $465,344 as of December 31, 2021.  The carrying value of the liability and equity components of the convertible debt instruments prior to the adoption of ASU No. 2020-06 are reflected in the Company’s consolidated balance sheet as follows:

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

Interest expense related to the convertible debt instruments is reflected on the accompanying consolidated statements of operations for the years ended December 31:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debentures

2021
Convertible senior notes due 2025	$10,470	-	1,733	$12,203

2020
Convertible senior notes due 2025	$12,097	13,118	1,623	$26,838
Convertible senior debentures	$88	43	-	$131
Total	$12,185	$13,161	$1,623	$26,969

2019
Convertible senior notes due 2025	$13,500	13,925	1,816	$29,241
Convertible senior debentures	498	221	(35)	684
Total	$13,998	$14,146	$1,781	$29,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Long-Term Debt (continued)
The Company used cash to repurchase $1,010, $16,188 and $2,168 principal amounts of convertible senior debentures due 2040, due 2041, and due 2042, respectively, in 2019.  The net carrying value of the debentures repurchased were $417, $6,282, and $924, respectively.  In accordance with the then-current authoritative accounting guidance for convertible debentures, the aggregate repurchase payment of $27,863 was allocated between the liability ($9,568) and equity (including temporary equity, $18,295) components of the convertible debentures, using the Company's nonconvertible debt borrowing rate at the time of the repurchase.  As a result, the Company recognized a loss on extinguishment of convertible debentures of $2,030, including the write-off of a portion of unamortized debt issuance costs.

The Company used cash to repurchase $134,656 principal amount of convertible senior notes due 2025 in 2020.  The net carrying value of the notes repurchased was $115,978.  In accordance with the then-current authoritative accounting guidance for convertible debt, the aggregate repurchase payments of $128,328 were allocated between the liability ($118,587) and equity ($9,741) components of the convertible notes, using the Company's nonconvertible debt borrowing rate at the time of the repurchases.  As a result, the Company recognized a loss on extinguishment of convertible notes of $4,600, including the write-off of unamortized debt issuance costs.

The Company used cash to repurchase $16,890 principal amount of convertible senior debentures due 2041 in 2020.  The net carrying value of the debentures repurchased was $6,715.  In accordance with the then-current authoritative accounting guidance for convertible debt, the aggregate repurchase payment of $23,355 was allocated between the liability ($10,075) and equity ($13,280) components of the convertible debentures, using the Company's nonconvertible debt borrowing rate at the time of the repurchase.  As a result, the Company recognized a loss on extinguishment of convertible debentures of $3,473, including the write-off of unamortized debt issuance costs.

Vishay redeemed the remaining $300 principal amount of convertible senior debentures due 2040 on February 4, 2021.  The redemption price was paid in cash and was equal to 100% of the principal amount plus accrued but unpaid interest to, but excluding February 4, 2021.  The convertible senior debentures due 2040 were convertible as of December 31, 2020 and remained convertible until they were redeemed.  The convertible senior debentures due 2040, due 2041, and due 2042 have been fully repurchased.

Other Borrowings Information

The Credit Facility, of which no amounts were drawn as of December 31, 2021, expires in 2024.  The convertible senior notes mature in 2025.

At December 31, 2021 and 2020, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $1,000 and $6,000, respectively, with substantially no amounts borrowed.

Interest paid was $14,177, $15,450, and $16,177 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock.  Stock dividends or distributions on any class of stock are payable only in shares of stock of that class.  Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.  Cash dividends were paid quarterly in 2021 and 2020.

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

At December 31, 2021, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding	877,000
Phantom stock units outstanding	212,000
2007 Stock Incentive Program - available to grant	1,975,000
Convertible senior notes, due 2025	14,867,369
Conversion of Class B common stock	12,097,148
30,028,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Details of Expenses

The caption “Other” on the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2021	2020	2019

Foreign exchange gain (loss)	$(2,692)	$(4,095)	$(1,414)
Interest income	1,269	3,709	8,445
Other components of periodic pension expense	(13,206)	(13,613)	(13,959)
Investment income (expense)	(1,036)	2,271	6,448
Other	11	(26)	61
	$(15,654)	$(11,754)	$(419)

The Company used cash to repurchase $151,546, and $19,366 principal amounts of convertible debt instruments and recognized losses on early extinguishment of the repurchased convertible debt of $8,073, and $2,030 in 2020 and 2019, respectively.

Impact of the COVID-19 Pandemic

The Company's operations have been impacted by the "COVID-19" pandemic, particularly in 2020 when some manufacturing facilities were temporarily closed and some were operating at levels less than full capacity.  The Company incurred incremental costs separable from normal operations that are directly related to the outbreak and containment efforts, primarily wages paid to manufacturing employees during government-mandated shut-downs, additional wages and hardship allowances for working during lockdown periods, additional costs of cleaning and disinfecting facilities, costs of additional safety equipment for employees, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  The net impact of the costs and subsidies are reported as cost of products sold of $4,563 and selling, general, and administrative benefits of $1,451 based on employee function on the consolidated statement of operations for the year ended December 31, 2020.  Directly attributable costs of the pandemic are no longer incremental and have become part of normal operations.  Accordingly, in 2021, they are considered normal operating costs.

The Company's insurance coverages generally exclude losses incurred due to pandemics.  Any amounts that may be received will not be recognized until all contingencies are settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2021	2020

Sales returns and allowances	$39,759	$39,629
Goods received, not yet invoiced	53,736	30,945
Accrued restructuring	1,127	11,595
Accrued VAT taxes payable	46,240	25,500
Other	77,227	74,973
	$218,089	$182,642

Sales returns and allowances accrual activity is shown below:

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$39,629	$40,508	$42,663
Sales returns and allowances	89,832	88,844	107,806
Credits issued	(88,708)	(90,824)	(109,729)
Foreign currency	(994)	1,101	(232)
Ending balance	$39,759	$39,629	$40,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total

Balance at January 1, 2019	$(58,291)	$51,500	$(6,791)
Other comprehensive income before reclassifications	(21,473)	(10,126)	$(31,599)
Tax effect	5,219	-	$5,219
Other comprehensive income before reclassifications, net of tax	(16,254)	(10,126)	$(26,380)
Amounts reclassified out of AOCI	8,694	-	$8,694
Tax effect	(2,169)	-	$(2,169)
Amounts reclassified out of AOCI, net of tax	6,525	-	$6,525
Net comprehensive income (loss)	$(9,729)	$(10,126)	$(19,855)
Balance at December 31, 2019	$(68,020)	$41,374	$(26,646)
Other comprehensive income before reclassifications	(22,055)	49,260	$27,205
Tax effect	5,288	-	$5,288
Other comprehensive income before reclassifications, net of tax	(16,767)	49,260	$32,493
Amounts reclassified out of AOCI	10,168	-	$10,168
Tax effect	(2,456)	-	$(2,456)
Amounts reclassified out of AOCI, net of tax	7,712	-	$7,712
Net comprehensive income (loss)	$(9,055)	$49,260	$40,205
Balance at December 31, 2020	$(77,075)	$90,634	$13,559
Other comprehensive income before reclassifications	12,592	(51,978)	$(39,386)
Tax effect	(2,509)	-	$(2,509)
Other comprehensive income before reclassifications, net of tax	10,083	(51,978)	$(41,895)
Amounts reclassified out of AOCI	10,677	-	$10,677
Tax effect	(2,593)	-	$(2,593)
Amounts reclassified out of AOCI, net of tax	8,084	-	$8,084
Net comprehensive income (loss)	$18,167	$(51,978)	$(33,811)
Balance at December 31, 2021	$(58,908)	$38,656	$(20,252)

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

The following table summarizes amounts recorded on the accompanying consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2021	2020

Included in "Other assets":
Non-U.S. pension plans	$3,145	$312
Total included in other assets	$3,145	$312
Included in "Payroll and related expenses":
U.S. pension plans	$(35)	$(35)
Non-U.S. pension plans	(7,602)	(8,314)
U.S. other postretirement plans	(975)	(929)
Non-U.S. other postretirement plans	(696)	(475)
Total included in payroll and related expenses	$(9,308)	$(9,753)
Accrued pension and other postretirement costs:
U.S. pension plans	$(45,578)	$(45,529)
Non-U.S. pension plans	(197,796)	(225,473)
U.S. other postretirement plans	(6,636)	(6,794)
Non-U.S. other postretirement plans	(7,086)	(8,035)
Other retirement obligations	(14,576)	(14,282)
Total accrued pension and other postretirement costs	$(271,672)	$(300,113)
Accumulated other comprehensive loss:
U.S. pension plans	$9,403	$10,709
Non-U.S. pension plans	72,437	94,480
U.S. other postretirement plans	837	344
Non-U.S. other postretirement plans	1,706	2,119
Total accumulated other comprehensive loss*	$84,383	$107,652
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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the non-qualified pension plan were $27,604 and $29,157 at December 31, 2021 and 2020, respectively.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer.  Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to this non-qualified pension plan were $630 and $1,243 at December 31, 2021 and 2020, respectively.

Non-U.S. Pension Plans

The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices.  Pension benefits earned are generally based on years of service and compensation during active employment.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2021		December 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$45,564	$307,809	$42,383	$283,561
Service cost	-	4,693	-	4,382
Interest cost	1,016	2,968	1,366	3,783
Plan amendments	-	490	-	1,015
Actuarial (gains) losses	870	(7,816)	3,623	10,920
Benefits paid	(1,837)	(14,773)	(1,808)	(17,737)
Curtailments and settlements	-	(34)	-	(464)
Currency translation	-	(15,164)	-	22,349
Benefit obligation at end of year	$45,613	$278,173	$45,564	$307,809

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$74,334	$-	73,629
Actual return on plan assets	-	2,792	-	2,811
Company contributions	1,837	13,095	1,808	12,149
Benefits paid	(1,837)	(14,773)	(1,808)	(17,737)
Currency translation	-	472	-	3,482
Fair value of plan assets at end of year	$-	$75,920	$-	$74,334

Funded status at end of year	$(45,613)	$(202,253)	$(45,564)	$(233,475)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)

The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2021		December 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$-	$3,145	$-	$312
Accrued benefit liability - current	(35)	(7,602)	(35)	(8,314)
Accrued benefit liability - non-current	(45,578)	(197,796)	(45,529)	(225,473)
Accumulated other comprehensive loss	9,403	72,437	10,709	94,480
	$(36,210)	$(129,816)	$(34,855)	$(138,995)

Actuarial items consist of the following:

	December 31, 2021		December 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss	$9,050	$71,632	$10,212	$94,072
Unamortized prior service cost	353	805	497	408
	$9,403	$72,437	$10,709	$94,480

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2021		December 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$45,613	$259,087	$45,564	$287,169

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$45,613	$247,796	$45,564	$288,212
Accumulated benefit obligation	45,613	235,764	45,564	275,816
Fair value of plan assets	-	44,604	-	59,070

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2021		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$-	$4,693	$-	$4,382	$-	$3,382
Interest cost	1,016	2,968	1,366	3,783	1,696	5,116
Expected return on plan assets	-	(1,660)	-	(2,004)	-	(1,956)
Amortization of actuarial losses	2,032	7,444	1,609	6,554	827	5,374
Amortization of prior service cost	144	189	144	378	144	197
Curtailment and settlement losses	-	632	-	1,148	-	2,183
Net periodic pension cost	$3,192	$14,266	$3,119	$14,241	$2,667	$14,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)
See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2021, 2020, and 2019.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2022 is $7,200.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.50%	1.19%	2.25%	1.02%
Rate of compensation increase	0.00%	2.07%	0.00%	2.02%

The following weighted average assumptions were used to determine the net periodic pension costs:

	Years ended December 31,
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.25%	1.02%	3.25%	1.40%
Rate of compensation increase	0.00%	2.02%	0.00%	2.24%
Expected return on plan assets	0.00%	2.37%	0.00%	2.35%

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

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2022	$1,940	$18,924
2023	8,859	16,333
2024	3,376	16,061
2025	10,029	17,124
2026	3,247	19,069
2027-2031	9,993	78,158

The Company’s anticipated 2022 contributions for defined benefit pension plans will approximate the expected benefit payments disclosed above.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2021		December 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$7,723	$8,510	$7,689	$8,109
Service cost	102	278	112	284
Interest cost	163	42	236	64
Actuarial (gains) losses	545	(77)	550	35
Benefits paid	(922)	(319)	(864)	(706)
Currency translation	-	(652)	-	724
Benefit obligation at end of year	$7,611	$7,782	$7,723	$8,510

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(7,611)	$(7,782)	$(7,723)	$(8,510)

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2021		December 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(975)	$(696)	$(929)	$(475)
Accrued benefit liability - non-current	(6,636)	(7,086)	(6,794)	(8,035)
Accumulated other comprehensive income	837	1,706	344	2,119
	$(6,774)	$(6,076)	$(7,379)	$(6,391)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)
Actuarial items consist of the following:

	December 31, 2021		December 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$837	$1,706	$344	$2,119
	$837	$1,706	$344	$2,119

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2021		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$102	$278	$112	$284	$157	$284
Interest cost	163	42	236	64	286	123
Amortization of actuarial (gains) losses	53	116	26	132	(138)	107
Curtailment and settlement losses	-	67	-	177	-	-
Net periodic benefit cost (benefit)	$318	$503	$374	$657	$305	$514

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2022 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	2.50%	0.80%	2.25%	0.54%
Rate of compensation increase	0.00%	2.88%	0.00%	2.87%

The following weighted average assumptions were used to determine the net periodic benefit costs:

	Years ended December 31,
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	2.25%	0.54%	3.25%	0.81%
Rate of compensation increase	0.00%	2.87%	0.00%	2.87%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Pensions and Other Postretirement Benefits (continued)
Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2022	$975	$696
2023	871	255
2024	802	239
2025	706	476
2026	619	169
2027-2031	2,131	3,753

As the plans are unfunded, the Company’s anticipated contributions for 2022 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2021 and 2020, the accompanying consolidated balance sheets include $14,576 and $14,282, respectively, within accrued pension and other postretirement costs related to these plans.

The Company’s U.S. employees are eligible to participate in a 401(k) savings plan, which provides for Company matching contributions.  The Company’s matching expense for the plans was $6,557, $6,363, and $6,481 for the years ended December 31, 2021, 2020, and 2019, respectively.  No material amounts are included in the accompanying consolidated balance sheets at December 31, 2021 and 2020 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan.  During the years ended December 31, 2021, 2020, and 2019, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods.  The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the deferred compensation plan at December 31, 2021 and 2020 were approximately $31,453 and $27,491, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Stock-Based Compensation

The Company has various stockholder-approved programs which allow for the grant of share-based compensation to officers, employees, and non-employee directors.

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2021	2020	2019

Restricted stock units	$6,396	$5,061	$5,931
Phantom stock units	209	215	177
Total	$6,605	$5,276	$6,108

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2021 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$3,400	0.9
Phantom stock units	-	0.0
Total	$3,400

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

At December 31, 2021, the Company has reserved 1,975,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program.  If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Stock-Based Compensation (continued)
Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2021		2020		2019
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	793	$18.90	842	$17.93	904	$14.77
Granted	319	22.07	272	18.30	314	19.85
Vested*	(235)	18.79	(308)	15.70	(361)	11.70
Cancelled or forfeited	-	-	(13)	19.06	(15)	17.71
End of year	877	$20.08	793	$18.90	842	$17.93

Expected to vest	877		793		842

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

The number of performance-based RSUs scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2022**	174	-	174
January 1, 2023	152	-	152
January 1, 2024	165	-	165

** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2022 were achieved.

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

The following table summarizes the Company’s phantom stock units activity (number of phantom stock units in thousands):

	Years ended December 31,
	2021		2020		2019
	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit

Outstanding:
Beginning of year	198		183		170
Granted	10	$20.89	10	$21.49	10	$17.72
Dividend equivalents issued	4		5		3
End of year	212		198		183

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

As of December 31, 2021, the Company has accrued environmental liabilities of $10,919, of which $4,990 is included in other accrued liabilities on the accompanying consolidated balance sheet, and $5,929 is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

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

Since 2004, Siliconix has maintained long-term foundry arrangements for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix transferred certain technology to Tower Semiconductor and committed to purchase a minimum amount of semiconductor wafers.  The Company has minimum purchase commitments pursuant to its current long-term arrangements with Tower Semiconductor and other foundry partners of $58,223 and $31,880 for the years 2022 through 2023, respectively.  The minimum purchase commitments with Tower Semiconductor are based on a 18-month rolling forecast and, accordingly, the 2023 minimum purchase commitments will likely increase.  The Company has the option to purchase wafers in addition to the minimum commitment and, accordingly, actual purchases may be different than the amounts disclosed above.  The Company exceeded its minimum purchase commitments in 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

No customer represented greater than 10% of consolidated net revenue in 2021 or 2020.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries.  No customer comprised greater than 10% of the Company’s accounts receivable balance as of December 31, 2021.  As of December 31, 2020, one customer comprised 17.2% of the Company’s accounts receivable balance.  No other customer comprised greater than 10% of the Company’s accounts receivable balance as of December 31, 2020.  The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly.  The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2021, the following financial institutions held over 10% of the Company’s combined cash and cash equivalents and short-term investments balance:

JPMorgan*	22.6%
MUFG Bank Ltd.*	20.6%
Bank Leumi*	12.8%
HSBC*	10.6%
*Participant in Credit Facility

Sources of Supplies

The production and sale of the Company’s products is reliant on a complex global interconnected supply chain of vendors, manufacturing facilities, third-party foundries and subcontractors, shipping partners, distributors, and end market customers.  Disruption in one part of the supply chain could cause disruption in all other parts of the supply chain.  Global shipping impacts several parts of the supply chain and the disruption experienced in the current year has, at times, negatively impacted the Company’s ability to manufacture products and to deliver them to customers.

Although most materials incorporated into the Company's products are available from a number of sources, certain materials, including plastics and metals, are produced in only a limited number of regions around the world or are available from only a limited number of suppliers.  Suppliers periodically extend lead times, face capacity constraints, limit supplies, increase prices, experience quality issues, or encounter cybersecurity or other issues that can interrupt or increase the cost of our supply.  The unavailability or reduced availability of these materials could require the Company to temporarily cease or reduce production or incur additional costs.

Customer requirements and certain laws pertaining to the responsible sourcing of materials, including tantalum, tungsten, tin, gold, and cobalt, all of which are used in the Company’s products, are increasing and becoming more stringent.  Responsible sourcing efforts may result in increased prices and decreased availability of these materials.

Many of the metals used in the manufacture of the Company’s products, including gold, copper, and palladium, are traded on active markets and can be subject to significant price volatility.  To ensure adequate supply and to provide cost certainty, the Company’s policy is to enter into short-term commitments to purchase defined portions of annual consumption of the raw materials utilized if market prices decline below budget.  If after entering into these commitments, the market prices for these raw materials decline, losses are recognized on these adverse purchase commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 14 – Current Vulnerability Due to Certain Concentrations (continued)
The Company's production can be disrupted by the unavailability of resources, such as water, electricity, and gases.  The unavailability or reduced availability of these resources could require the Company to reduce production or incur additional costs.

The Company uses third-party foundries and subcontractors for certain of its manufacturing activities, primarily wafer fabrication and the assembly and testing of finished goods.  Establishing third-party contract manufacturer relationships can be time consuming and costly, and the number of qualified providers is limited.  The Company's agreements with these manufacturers typically require it to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require the recognition of losses on these adverse purchase commitments.  The Company's agreements may limit its ability to increase production, particularly during periods of growing demand for our products.

Geographic Concentration

The Company has operations outside the United States, and approximately 76% of revenues earned during 2021 were derived from sales to customers outside the United States.  Additionally, as of December 31, 2021, $895,363 of the Company’s cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Some of the Company’s products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability.  This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest.  These conditions could have an adverse impact on the Company’s ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company’s overall financial condition, operating results, and ability to access its liquidity when needed.

As of December 31, 2021 the Company’s cash and cash equivalents and short-term investments were concentrated in the following countries:

Singapore	24.0%
Israel	18.8%
Germany	15.4%
United States	12.3%
People's Republic of China	11.4%
The Republic of China (Taiwan)	9.1%
Other Asia	6.2%
Other Europe	1.8%
Other	1.0%

Certain of the Company's non-U.S. subsidiaries have cash and cash equivalents and short-term investments deposited in U.S. financial institutions.

Vishay has been in operation in Israel for 51 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

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

The Company evaluates business segment performance on operating income, exclusive of certain items ("segment operating income").  Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income.  The Company's calculation of segment operating income excludes selling, general, and administrative costs of its global operations, sales and marketing, information systems, finance, and administration groups, as well as restructuring and severance costs, the direct impact of the COVID-19 pandemic, and other items affecting comparability.  Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.  These items represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business.

The Company also regularly evaluates gross profit by segment to assist in the analysis of consolidated gross profit.  The Company considers segment operating income to be the more important metric because it more fully captures the business operations of the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 15 – Segment and Geographic Data (continued)
The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2021:
Net revenues	$667,998	$709,416	$302,714	$752,554	$335,638	$472,167	$-	$3,240,487
Gross Profit	189,959	168,365	100,737	215,853	107,358	105,641	-	$887,913
Segment Operating Income	148,652	145,814	82,378	190,953	97,482	85,342	-	$750,621
Depreciation expense	30,257	40,406	14,585	34,344	14,448	17,129	8,078	$159,247
Capital expenditures	44,227	45,772	25,068	57,729	24,377	13,099	8,100	$218,372

Total Assets as of December 31, 2021:	$503,937	$815,751	$377,815	$783,390	$355,353	$496,129	$210,882	$3,543,257

Year ended December 31, 2020:
Net revenues	$501,380	$502,548	$236,616	$606,183	$293,629	$361,542	$-	$2,501,898
Gross Profit	114,236	90,004	66,502	153,214	92,500	70,010	(4,563)	$581,903
Segment Operating Income	76,548	69,663	50,369	130,700	82,472	50,753	(4,563)	$455,942
Depreciation expense	30,835	39,380	16,003	32,531	13,821	17,349	8,198	$158,117
Capital expenditures	18,621	31,960	12,873	21,298	20,730	11,198	6,919	$123,599

Total Assets as of December 31, 2020:	$447,867	$704,606	$341,517	$693,251	$330,092	$438,906	$198,234	$3,154,473

Year ended December 31, 2019:
Net revenues	$509,145	$557,143	$222,986	$657,192	$298,642	$423,197	$-	$2,668,305
Gross Profit	126,026	113,647	53,463	186,707	96,893	94,464	-	$671,200
Segment Operating Income	88,994	94,130	37,145	162,969	86,395	74,063	-	$543,696
Depreciation expense	32,614	38,930	16,803	28,909	13,316	17,253	8,160	$155,985
Capital expenditures	35,131	38,242	12,448	34,395	17,836	9,916	8,673	$156,641

Total Assets as of December 31, 2019:	$404,412	$755,945	$328,871	$653,195	$334,791	$449,823	$193,738	$3,120,775
________________
	Years ended December 31,
	2021	2020	2019
Reconciliation:
Segment Operating Income	$750,621	$455,942	$543,696
Restructuring and Severance Costs	-	(743)	(24,139)
Impact of COVID-19 Pandemic on Selling, General, and Administrative Expenses	-	1,451	-
Unallocated Selling, General, and Administrative Expenses	(282,819)	(246,940)	(257,127)
Consolidated Operating Income (Loss)	$467,802	$209,710	$262,430
Unallocated Other Income (Expense)	(33,192)	(51,382)	(36,132)
Consolidated Income Before Taxes	$434,610	$158,328	$226,298

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Years Ended December 31,
	2021	2020	2019
Distributors	$1,902,499	$1,328,953	$1,393,412
OEMs	1,138,569	1,003,090	1,082,701
EMS companies	199,419	169,855	192,192
	$3,240,487	$2,501,898	$2,668,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)
Net revenues were attributable to customers in the following regions:

	Years Ended December 31,
	2021	2020	2019

Asia	$1,392,267	$1,028,073	$965,030
Europe	1,072,025	854,847	993,101
Americas	776,195	618,978	710,174
	$3,240,487	$2,501,898	$2,668,305

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Years Ended December 31,
	2021	2020	2019

Industrial	$1,269,150	$864,032	$946,118
Automotive	994,039	796,853	830,876
Telecommunications	100,651	109,001	170,088
Computing	245,463	204,166	182,781
Consumer Products	165,384	118,896	107,983
Power Supplies	165,190	116,966	119,361
Military and Aerospace	170,484	162,484	179,228
Medical	130,126	129,500	131,870
	$3,240,487	$2,501,898	$2,668,305

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2021	2020	2019

United States	$750,862	$592,460	$686,985
Germany	976,907	772,194	910,509
Other Europe	134,773	103,475	113,473
Israel	20,362	16,609	17,787
Asia	1,357,583	1,017,160	939,551
	$3,240,487	$2,501,898	$2,668,305

The following table summarizes property and equipment based on physical location:

	December 31,
	2021	2020

United States	$115,036	$95,570
Germany	203,414	199,076
Other Europe	110,859	118,604
Israel	76,057	79,267
People's Republic of China	218,721	201,848
Republic of China (Taiwan)	168,165	167,177
Other Asia	81,741	77,024
Other	5,486	4,599
	$979,479	$943,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 16 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of restricted stock units (see Note 12), convertible debt instruments (see Note 6), and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2021	2020	2019

Numerator:
Net earnings attributable to Vishay stockholders	$297,970	$122,923	$163,936

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,796	144,641	144,427
Outstanding phantom stock units	209	195	181
Adjusted weighted average shares - basic	145,005	144,836	144,608

Effect of dilutive securities:
Restricted stock units	488	362	428
Convertible debt instruments	2	30	100
Dilutive potential common shares	490	392	528

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	145,495	145,228	145,136

Basic earnings per share attributable to Vishay stockholders	$2.05	$0.85	$1.13

Diluted earnings per share attributable to Vishay stockholders	$2.05	$0.85	$1.13

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2021	2020	2019

Convertible debt instruments:
Convertible Senior Debentures, due 2041	-	100	301
Convertible Senior Notes, due 2025	-	17,062	19,063
Weighted average other	279	341	315

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired, consist of the following:

	Years ended December 31,
	2021	2020	2019

Accounts receivable	$(67,707)	$4,662	$66,158
Inventories	(121,492)	(24,204)	18,762
Prepaid expenses and other current assets	(35,377)	12,692	271
Accounts payable	61,481	18,485	(43,791)
Other current liabilities	79,683	6,157	(52,929)
Net change in operating assets and liabilities	$(83,412)	$17,792	$(11,529)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2021
Assets:
Assets held in rabbi trusts	$59,687	$32,713	$26,974	$-
Available for sale securities	$4,455	4,455	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$10,627	10,627	-	-
Fixed income securities	$19,690	19,690	-	-
Cash	$45,603	45,603	-	-
	$140,062	$113,088	$26,974	$-

December 31, 2020
Assets:
Assets held in rabbi trusts	$57,892	$34,145	$23,747	$-
Available for sale securities	$4,917	4,917	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$9,446	9,446	-	-
Fixed income securities	$18,105	18,105	-	-
Cash	$46,783	46,783	-	-
	$137,143	$113,396	$23,747	$-

As described in Note 6, the Company allocated the aggregate repurchase payment of convertible debt instruments between the associated liability and equity components of the repurchased convertible debt instruments based on a nonrecurring fair value measurement of the convertible senior debentures immediately prior to the repurchases in 2020 and 2019.  The nonrecurring fair value measurements are considered Level 3 measurements.  See Note 6 for further information on the measurements and inputs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 18 – Fair Value Measurements (continued)

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $100,000 as of December 31, 2021 and 2020.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated statement of operations as a component of other income (expense).  The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of December 31, 2021 and 2020.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the deferred financing costs, at December 31, 2021 and 2020 is approximately $485,500 and $491,400, respectively, compared to its carrying value, excluding the derivative liability and capitalized deferred financing costs, of $465,344 and $406,398, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At December 31, 2021 and 2020, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At December 31, 2021 and 2020, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the accompanying consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 20 – Goodwill and Other Intangible Assets

The Company performs its annual goodwill impairment test as of the first day of the fiscal fourth quarter.  No impairment was identified as a result of the Company's annual impairment tests for 2021, 2020, and 2019.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2021 and 2020 were as follows:

	Optoelectronic Components	Resistors	Inductors	Total

Balance at December 31, 2019	$96,849	$27,978	$25,815	$150,642
Applied Thin-Film Products acquisition	-	6,548	-	6,548
Exchange rate effects	-	993	-	993
Balance at December 31, 2020	$96,849	$35,519	$25,815	$158,183
Barry Industries acquisition	-	7,813	-	7,813
Exchange rate effect	-	(727)	-	(727)
Balance at December 31, 2021	$96,849	$42,605	$25,815	$165,269

Other intangible assets are as follows:

	December 31, 2021	December 31, 2020

Intangible assets subject to amortization:
Patents and acquired technology	$21,207	$21,259
Capitalized software	57,909	58,419
Customer relationships	75,190	71,454
Tradenames	20,066	23,105
Other	400	-
	174,772	174,237
Accumulated amortization:
Patents and acquired technology	(14,212)	(14,340)
Capitalized software	(52,729)	(52,990)
Customer relationships	(29,531)	(28,659)
Tradenames	(10,586)	(11,453)
Other	-	-
	(107,058)	(107,442)
Net Intangible Assets Subject to Amortization	$67,714	$66,795

Amortization expense (excluding capitalized software) was $7,790, $8,113, and $8,476, for the years ended December 31, 2021, 2020, and 2019, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2021 for each of the next five years is as follows:

2022	$7,930
2023	7,710
2024	7,395
2025	7,017
2026	6,221