Form 10-Q
period 2022-04-02
VISHAY INTERTECHNOLOGY INC
filed 2022-05-03
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 2, 2022

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
☐ Yes  ☒ No

As of April 29, 2022 the registrant had 131,925,957 shares of its common stock (excluding treasury shares) and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
April 2, 2022

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	April 2, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$789,248	$774,108
Short-term investments	96,561	146,743
Accounts receivable, net	418,288	396,458
Inventories:
Finished goods	159,909	147,293
Work in process	251,722	226,496
Raw materials	191,256	162,711
Total inventories	602,887	536,500

Prepaid expenses and other current assets	163,227	156,689
Total current assets	2,070,211	2,010,498

Property and equipment, at cost:
Land	74,237	74,646
Buildings and improvements	642,097	639,879
Machinery and equipment	2,775,615	2,758,262
Construction in progress	129,268	145,828
Allowance for depreciation	(2,650,810)	(2,639,136)
Property and equipment, net	970,407	979,479

Right of use assets	114,094	117,635

Deferred income taxes	93,497	95,037

Goodwill	165,032	165,269

Other intangible assets, net	65,546	67,714

Other assets	101,382	107,625
Total assets	$3,580,169	$3,543,257

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	April 2, 2022	December 31, 2021
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$235,755	$254,049
Payroll and related expenses	156,012	162,694
Lease liabilities	23,080	23,392
Other accrued expenses	210,531	218,089
Income taxes	51,005	35,443
Total current liabilities	676,383	693,667

Long-term debt less current portion	456,484	455,666
U.S. transition tax payable	110,681	110,681
Deferred income taxes	71,435	69,003
Long-term lease liabilities	96,272	99,987
Other liabilities	93,261	95,861
Accrued pension and other postretirement costs	259,531	271,672
Total liabilities	1,764,047	1,796,537

Equity:
Vishay stockholders' equity
Common stock	13,290	13,271
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,349,552	1,347,830
Retained earnings	490,776	401,694
Treasury stock (at cost)	(9,873)	-
Accumulated other comprehensive income (loss)	(32,177)	(20,252)
Total Vishay stockholders' equity	1,812,778	1,743,753
Noncontrolling interests	3,344	2,967
Total equity	1,816,122	1,746,720
Total liabilities and equity	$3,580,169	$3,543,257

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	April 2, 2022	April 3, 2021

Net revenues	$853,793	$764,632
Costs of products sold	594,685	561,683
Gross profit	259,108	202,949

Selling, general, and administrative expenses	112,855	105,685
Operating income	146,253	97,264

Other income (expense):
Interest expense	(4,222)	(4,376)
Other	(5,751)	(5,731)
Total other income (expense)	(9,973)	(10,107)

Income before taxes	136,280	87,157

Income tax expense	32,330	15,514

Net earnings	103,950	71,643

Less: net earnings attributable to noncontrolling interests	377	208

Net earnings attributable to Vishay stockholders	$103,573	$71,435

Basic earnings per share attributable to Vishay stockholders	$0.71	$0.49

Diluted earnings per share attributable to Vishay stockholders	$0.71	$0.49

Weighted average shares outstanding - basic	145,053	144,968

Weighted average shares outstanding - diluted	145,553	145,463

Cash dividends per share	$0.100	$0.095

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	April 2, 2022	April 3, 2021

Net earnings	$103,950	$71,643

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,559	1,864

Foreign currency translation adjustment	(13,484)	(26,949)

Other comprehensive income (loss)	(11,925)	(25,085)

Comprehensive income	92,025	46,558

Less: comprehensive income attributable to noncontrolling interests	377	208

Comprehensive income attributable to Vishay stockholders	$91,648	$46,350

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	April 2, 2022	April 3, 2021

Operating activities
Net earnings	$103,950	$71,643
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,650	42,146
(Gain) loss on disposal of property and equipment	(59)	(177)
Inventory write-offs for obsolescence	5,825	4,784
Deferred income taxes	2,347	901
Other	8,816	5,728
Net change in operating assets and liabilities	(127,944)	(67,703)
Net cash provided by operating activities	33,585	57,322

Investing activities
Capital expenditures	(35,909)	(28,527)
Proceeds from sale of property and equipment	72	200
Purchase of short-term investments	(7,753)	(12,853)
Maturity of short-term investments	56,674	29,519
Other investing activities	(199)	347
Net cash provided by (used in) investing activities	12,885	(11,314)

Financing activities
Repurchase of convertible debt instruments	-	(300)
Dividends paid to common stockholders	(13,259)	(12,608)
Dividends paid to Class B common stockholders	(1,210)	(1,149)
Repurchase of common stock held in treasury	(9,873)	-
Cash withholding taxes paid when shares withheld for vested equity awards	(2,123)	(1,963)
Net cash used in financing activities	(26,465)	(16,020)
Effect of exchange rate changes on cash and cash equivalents	(4,865)	(6,015)

Net increase in cash and cash equivalents	15,140	23,973

Cash and cash equivalents at beginning of period	774,108	619,874
Cash and cash equivalents at end of period	$789,248	$643,847

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$13,256	$1,210	$1,409,200	$138,990	$-	$13,559	$1,576,215	$2,800	$1,579,015
Cumulative effect of accounting change for adoption of ASU 2020-06	-	-	(66,078)	20,566	-	-	(45,512)	-	(45,512)
Net earnings	-	-	-	71,435	-	-	71,435	208	71,643
Other comprehensive income (loss)	-	-	-	-	-	(25,085)	(25,085)	-	(25,085)
Issuance of stock and related tax withholdings for vested restricted stock units (149,722 shares)	15	-	(1,978)	-	-	-	(1,963)	-	(1,963)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	4,120	-	-	-	4,120	-	4,120
Balance at April 3, 2021	$13,271	$1,210	$1,345,284	$217,214	$-	$(11,526)	$1,565,453	$3,008	$1,568,461

Balance at December 31, 2021	$13,271	$1,210	$1,347,830	$401,694	$-	$(20,252)	$1,743,753	$2,967	$1,746,720
Net earnings	-	-	-	103,573	-	-	103,573	377	103,950
Other comprehensive income (loss)	-	-	-	-	-	(11,925)	(11,925)	-	(11,925)
Issuance of stock and related tax withholdings for vested restricted stock units (189,731 shares)	19	-	(2,142)	-	-	-	(2,123)	-	(2,123)
Dividends declared ($0.100 per share)	-	-	22	(14,491)	-	-	(14,469)	-	(14,469)
Stock compensation expense	-	-	3,842	-	-	-	3,842	-	3,842
Repurchase of common stock held in treasury (513,227 shares)	-	-	-	-	(9,873)	-	(9,873)	-	(9,873)
Balance at April 2, 2022	$13,290	$1,210	$1,349,552	$490,776	$(9,873)	$(32,177)	$1,812,778	$3,344	$1,816,122

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  The results of operations for the three fiscal months ended April 2, 2022 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2022 end on April 2, 2022, July 2, 2022, October 1, 2022, and December 31, 2022, respectively.  The four fiscal quarters in 2021 ended on April 3, 2021, July 3, 2021, October 2, 2021, and December 31, 2021, respectively.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	April 2, 2022	December 31, 2021
Right of use assets
Operating Leases
Buildings and improvements	$109,682	$112,951
Machinery and equipment	4,412	4,684
Total	$114,094	$117,635
Current lease liabilities
Operating Leases
Buildings and improvements	$20,655	$20,851
Machinery and equipment	2,425	2,541
Total	$23,080	$23,392
Long-term lease liabilities
Operating Leases
Buildings and improvements	$94,333	$97,890
Machinery and equipment	1,939	2,097
Total	$96,272	$99,987
Total lease liabilities	$119,352	$123,379

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended
	April 2, 2022	April 3, 2021
Lease expense
Operating lease expense	$6,452	$6,152
Short-term lease expense	304	325
Variable lease expense	100	127
Total lease expense	$6,856	$6,604

The Company paid $6,332 and $6,161 for its operating leases in the three fiscal months ended April 2, 2022 and April 3, 2021, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows. The weighted-average remaining lease term for the Company's operating leases is 8.7 years and the weighted-average discount rate is 5.4% as of April 2, 2022.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

April 2, 2022
2022 (excluding the three fiscal months ended April 2, 2022)	$17,794
2023	22,072
2024	19,910
2025	17,388
2026	15,868
Thereafter	57,407

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended April 2, 2022 and April 3, 2021 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the three fiscal months ended April 2, 2022, the liabilities for unrecognized tax benefits decreased by $3,047 on a net basis, primarily due to a payment and currency translation adjustments, partially offset by accruals for current year tax positions and interest.

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	April 2, 2022	December 31, 2021

Credit facility	$-	$-
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(8,860)	(9,678)
	456,484	455,666
Less current portion	-	-
	$456,484	$455,666

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2025 as of April 2, 2022:

Convertible Senior Notes Due 2025
Issuance date	June 12, 2018
Maturity date	June 15, 2025
Principal amount as of April 2, 2022	$465,344
Cash coupon rate (per annum)	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%
Conversion rate effective March 16, 2022 (per $1 principal amount)	31.9749
Effective conversion price effective March 16, 2022 (per share)	$31.27
130% of the current effective conversion price (per share)	$40.65

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 - Stockholders' Equity

On February 7, 2022, the Company's Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  The Stockholder Return Policy calls for the Company to return a prescribed amount of cash flows on an annual basis. The Company intends to return such amounts directly, in the form of dividends, or indirectly, in the form of stock repurchases.

The following table summarizes activity pursuant to this policy:

Fiscal quarter ended
April 2, 2022
Dividends paid to stockholders	$14,469
Stock repurchases	9,873
Total	$24,342

The repurchased shares are being held as treasury stock. The Company records treasury stock at cost, inclusive of fees, commissions and other expenses, when outstanding common shares are repurchased.  As of December 31, 2021, no shares of common stock were held as treasury stock.  As of April 2, 2022, 513,227 shares of common stock are being held as treasury stock.

Note 6 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended
	April 2, 2022	April 3, 2021
Beginning balance	$39,759	$39,629
Sales allowances	27,377	23,796
Credits issued	(27,726)	(28,446)
Foreign currency	(249)	(530)
Ending balance	$39,161	$34,449

See disaggregated revenue information in Note 10.

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2022	$(58,908)	$38,656	$(20,252)
Other comprehensive income before reclassifications	-	(13,484)	$(13,484)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(13,484)	$(13,484)
Amounts reclassified out of AOCI	2,178	-	$2,178
Tax effect	(619)	-	$(619)
Amounts reclassified out of AOCI, net of tax	1,559	-	$1,559
Net other comprehensive income	$1,559	$(13,484)	$(11,925)
Balance at April 2, 2022	$(57,349)	$25,172	$(32,177)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2022 and 2021 for the Company’s defined benefit pension plans:

	Fiscal quarters ended April 2, 2022		Fiscal quarters ended April 3, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,117	$-	$1,190
Interest cost	280	852	254	754
Expected return on plan assets	-	(460)	-	(417)
Amortization of prior service cost	36	56	36	51
Amortization of losses	427	1,271	447	1,884
Curtailment and settlement losses	-	279	-	199
Net periodic benefit cost	$743	$3,115	$737	$3,661

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2022 and 2021 for the Company’s other postretirement benefit plans:

	Fiscal quarters ended April 2, 2022		Fiscal quarters ended April 3, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$10	$63	$25	$71
Interest cost	45	15	41	11
Amortization of losses (gains)	86	23	13	29
Net periodic benefit cost	$141	$101	$79	$111

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 9 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	April 2, 2022	April 3, 2021

Restricted stock units ("RSUs")	$3,620	$3,911
Phantom stock units	222	209
Total	$3,842	$4,120

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at April 2, 2022 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$5,943	1.0
Phantom stock units	-	n/a
Total	$5,943

Restricted Stock Units

RSU activity under the Company's 2007 Stock Incentive Program (the "2007 Program") as of April 2, 2022 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2022	877	$20.08
Granted	336	19.13
Vested*	(294)	20.04
Cancelled or forfeited	-	-
Outstanding at April 2, 2022	919	$19.75

Expected to vest at April 2, 2022	905
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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2023	152	-	152
January 1, 2024	165	-	165
January 1, 2025	168	-	168

Phantom Stock Units

Phantom stock unit activity under the 2007 Program as of April 2, 2022 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2022	212
Granted	10	$22.20
Dividend equivalents issued	1
Outstanding at April 2, 2022	223

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Total
Fiscal quarter ended April 2, 2022:
Net revenues	$172,674	$182,334	$81,016	$207,032	$82,777	$127,960	$853,793

Segment operating income	$48,524	$40,426	$28,159	$58,143	$22,199	$27,400	$224,851

Fiscal quarter ended April 3, 2021:
Net revenues	$153,223	$157,178	$77,771	$186,602	$83,458	$106,400	$764,632

Segment operating income	$27,207	$28,821	$21,210	$47,376	$25,290	$18,863	$168,767

	Fiscal quarters ended
	April 2, 2022	April 3, 2021
Reconciliation:
Segment Operating Income	$224,851	$168,767
Unallocated Selling, General, and Administrative Expenses	(78,598)	(71,503)
Consolidated Operating Income	$146,253	$97,264
Unallocated Other Income (Expense)	(9,973)	(10,107)
Consolidated Income Before Taxes	$136,280	$87,157

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors. The distribution of sales by customer type is shown below:

	Fiscal quarters ended
	April 2, 2022	April 3, 2021
Distributors	$497,869	$424,125
OEMs	297,429	294,637
EMS companies	58,495	45,870
Total Revenue	$853,793	$764,632

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended
	April 2, 2022	April 3, 2021
Asia	$344,012	$322,460
Europe	289,984	268,323
Americas	219,797	173,849
Total Revenue	$853,793	$764,632

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended
	April 2, 2022	April 3, 2021
Industrial	$337,369	$270,801
Automotive	259,501	255,973
Telecommunications	31,013	24,902
Computing	67,931	59,899
Consumer Products	38,708	40,795
Power Supplies	40,282	35,246
Military and Aerospace	46,498	41,538
Medical	32,491	35,478
Total revenue	$853,793	$764,632

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended
	April 2, 2022	April 3, 2021

Numerator:
Net earnings attributable to Vishay stockholders	$103,573	$71,435

Denominator:
Denominator for basic earnings per share:
Weighted average shares	144,832	144,760
Outstanding phantom stock units	221	208
Adjusted weighted average shares - basic	145,053	144,968

Effect of dilutive securities:
Convertible debt instruments	-	9
Restricted stock units	500	486
Dilutive potential common shares	500	495

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	145,553	145,463

Basic earnings per share attributable to Vishay stockholders	$0.71	$0.49

Diluted earnings per share attributable to Vishay stockholders	$0.71	$0.49

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	April 2, 2022	April 3, 2021
Restricted stock units	333	317

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
April 2, 2022
Assets:
Assets held in rabbi trusts	$53,881	$28,280	$25,601	$-
Available for sale securities	$4,165	4,165	-	-
Precious metals	$5,666	5,666	-	-
	$63,712	$38,111	$25,601	$-
December 31, 2021
Assets:
Assets held in rabbi trusts	$59,687	$32,713	26,974	$-
Available for sale securities	$4,455	4,455	-	-
	$64,142	$37,168	$26,974	$-

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

From time to time, the Company purchases precious metals bullion in excess of its immediate manufacturing needs to mitigate the risk of supply shortages or volatile price fluctuations.  The metals are valued based on quoted market prices on the last business day of the period.  The fair value measurement of the metals are considered a Level 1 measurement within the fair value hierarchy.

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contracts was $80,000 and $100,000 as of  April 2, 2022 and December 31, 2021, respectively.  The forward contracts are short-term in nature and are expected to be renewed at the Company's discretion until the intercompany loans are repaid.  We have not designated the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts is recognized in the consolidated condensed statements of operations as a component of other income (expense). The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of April 2, 2022 and December 31, 2021.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at April 2, 2022 and December 31, 2021 is approximately $463,800 and $485,500, respectively, compared to its carrying value, excluding the deferred financing costs, of $465,344.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At April 2, 2022 and December 31, 2021, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At April 2, 2022 and December 31, 2021, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company’s financial instruments also include accounts receivable and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis ("MD&A") is intended to provide an understanding of Vishay's financial condition, results of operations and cash flows by focusing on changes in certain key measures from period to period. The MD&A should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in Item 1.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K, particularly in Item 1A. "Risk Factors," filed with the Securities and Exchange Commission on February 23, 2022.

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

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. To foster intensified internal growth, we have increased our worldwide R&D and engineering technical staff; we are increasing our technical field sales force in Asia to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the connectivity, mobility, and sustainability growth drivers of our business.  We are also investing in additional capital expenditures to expand key product lines.  Over the next few years, we expect to experience higher growth rates than over the last decade. This expectation is based upon accelerated electrification, such as factory automation, electrical vehicles, and 5G infrastructure.

In addition to enhancing stockholder value through growing our business, on February 7, 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  See further discussion in “Stockholder Return Policy” below.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  The worldwide economy and, specifically, our business were and continue to be impacted by the COVID-19 pandemic.  While the wide-spread economic impact of the COVID-19 pandemic on Vishay was temporary as evidenced by our revenues since the beginning of 2021, similar disruptions have continued to occur on a more limited scale.  In this volatile economic environment, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  We have significant liquidity to withstand temporary disruptions in the economic environment.

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  Despite ongoing pandemic-related issues and accelerating inflation, nearly all key financial metrics have increased versus the prior fiscal quarter and the prior year quarter.  We continue to maximize manufacturing output at all facilities, increase critical manufacturing capacities, and implement broad price increases.  Order levels continue to be high and backlogs have increased.

Net revenues for the fiscal quarter ended April 2, 2022 were $853.8 million, compared to $843.1 million and $764.6 million for the fiscal quarters ended December 31, 2021 and April 3, 2021, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended April 2, 2022 were $103.6 million, or $0.71 per diluted share, compared to $36.5 million, or $0.25 per diluted share for the fiscal quarter ended December 31, 2021, and $71.4 million, or $0.49 per diluted share for the fiscal quarter ended April 3, 2021.

We define adjusted net earnings as net earnings determined in accordance with GAAP adjusted for various items that management believes are not indicative of the intrinsic operating performance of our business.  We define free cash as the cash flows generated from continuing operations less capital expenditures plus net proceeds from the sale of property and equipment.  The reconciliations below include certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings, adjusted earnings per share, and free cash.  These non-GAAP measures should not be viewed as alternatives to GAAP measures of performance or liquidity.  Non-GAAP measures such as adjusted net earnings, adjusted earnings per share, and free cash do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that adjusted net earnings and adjusted earnings per share are meaningful because they provide insight with respect to our intrinsic operating results.  Management believes that free cash is a meaningful measure of our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  We utilize the free cash metric in defining our Stockholder Return Policy.

Net earnings attributable to Vishay stockholders for the fiscal quarters ended December 31, 2021 and April 3, 2021 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):
	Fiscal quarters ended
	April 2, 2022	December 31, 2021	April 3, 2021

GAAP net earnings attributable to Vishay stockholders	$103,573	$36,523	$71,435

Reconciling items affecting tax expense:
Changes in tax laws and regulations	$-	$53,316	$(4,395)

Adjusted net earnings	$103,573	$89,839	$67,040

Adjusted weighted average diluted shares outstanding	145,553	145,617	145,463

Adjusted earnings per diluted share	$0.71	$0.62	$0.46

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.
	Fiscal quarters ended
	April 2, 2022	December 31, 2021	April 3, 2021
Net cash provided by continuing operating activities	$33,585	$146,652	$57,322
Proceeds from sale of property and equipment	72	60	200
Less: Capital expenditures	(35,909)	(100,216)	(28,527)
Free cash	$(2,252)	$46,496	$28,995

Despite a slow start to free cash generation in the first fiscal quarter, we expect to generate free cash in line with our history.

Our results for the fiscal quarters ended April 2, 2022, December 31, 2021, and April 3, 2021 represent the continuation of the favorable business conditions that we have been experiencing.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

Stockholder Return Policy

On February 7, 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.

The following table summarizes activity pursuant to this policy (in thousands):

Fiscal quarter ended
April 2, 2022
Dividends paid to stockholders	$14,469
Stock repurchases	9,873
Total	$24,342

Despite negative free cash in the first fiscal quarter, for the full year of 2022, we expect to return at least $100 million to stockholders, consisting of approximately $58 million through our quarterly dividends, and at least $42 million through stock repurchases.

As a direct result of a change in tax law in Israel, we made the determination during the fourth quarter of 2021 that substantially all unremitted foreign earnings in Israel are no longer permanently reinvested.  We intend to primarily utilize these earnings, distributed from Israel to the United States, to initially fund our Stockholder Return Program.  However, no amounts were distributed from Israel to the United States during the first quarter of 2022. Dividends and stock repurchases during the first quarter of 2022 were funded from cash on-hand.

Over the long-term, we expect to fund the Stockholder Return Policy from our historically strong cash flows from operations.  However, because most of our operating cash flow is typically generated by our non-U.S. subsidiaries, we may in the future need to change our permanent reinvestment assertion on current earnings of certain subsidiaries, which would have the effect of increasing the effective tax rate.  Substantially all of these additional taxes would be withholding and foreign taxes on cash remitted to the U.S., as such dividends are generally not subject to U.S. federal income tax.

The structure of our newly adopted Stockholder Return Policy enables us to allocate capital responsibly among our business, our lenders, and our stockholders. We will continue to invest in growth initiatives including key product line expansions, targeted R&D, and synergistic acquisitions.

We have paid dividends each quarter since the first quarter of 2014, and the Stockholder Return Policy will remain in effect until such time as the Board votes to amend or rescind the policy.  Implementation of the Stockholder Return Policy is subject to future declarations of dividends by the Board of Directors, market and business conditions, legal requirements, and other factors.  The policy sets forth our intention, but does not obligate us to acquire any shares of common stock or declare any dividends, and the policy may be terminated or suspended at any time at our discretion, in accordance with applicable laws and regulations.

Financial Metrics

We utilize several financial metrics to evaluate the performance and assess the future direction of our business.  These key financial measures and metrics include net revenues, gross profit margin, operating margin, segment operating income, segment operating margin, end-of-period backlog, and the book-to-bill ratio.  We also monitor changes in inventory turnover and our or publicly available average selling prices (“ASP”).

Gross profit margin is computed as gross profit as a percentage of net revenues.  Gross profit is generally net revenues less costs of products sold, but also deducts certain other period costs, particularly losses on purchase commitments and inventory write-downs.  Losses on purchase commitments and inventory write-downs have the impact of reducing gross profit margin in the period of the charge, but result in improved gross profit margins in subsequent periods by reducing costs of products sold as inventory is used.  We also regularly evaluate gross profit by segment to assist in the analysis of consolidated gross profit.  Gross profit margin and gross profit margin by segment are clearly a function of net revenues, but also reflect our cost management programs and our ability to contain fixed costs.

Operating margin is computed as gross profit less operating expenses, expressed as a percentage of net revenues.  Operating margin is clearly a function of net revenues, but also reflects our cost management programs and our ability to contain fixed costs.

Our chief operating decision maker makes decisions, allocates resources, and evaluates business segment performance based on segment operating income.  Only dedicated, direct selling, general, and administrative ("SG&A") expenses of the segments are included in the calculation of segment operating income.  We do not allocate certain SG&A expenses that are managed at the regional or corporate global level to our segments.  Accordingly, segment operating income excludes these SG&A expenses that are not directly traceable to the segments.  Segment operating income would also exclude costs not routinely used in the management of the segments in periods when those items are present, such as restructuring and severance costs, the direct impact of the COVID-19 pandemic, and other items affecting comparability.  Segment operating income is clearly a function of net revenues, but also reflects our cost management programs and our ability to contain fixed costs.  Segment operating margin is segment operating income expressed as a percentage of net revenues.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2021 through the first fiscal quarter of 2022 (dollars in thousands):

	1st Quarter 2021	2nd Quarter 2021	3rd Quarter 2021	4th Quarter 2021	1st Quarter 2022

Net revenues	$764,632	$819,120	$813,663	$843,072	$853,793

Gross profit margin	26.5%	28.0%	27.7%	27.3%	30.3%

Operating margin	12.7%	15.3%	15.2%	14.4%	17.1%

End-of-period backlog	$1,731,200	$2,050,200	$2,243,900	$2,306,500	$2,416,700

Book-to-bill ratio	1.67	1.38	1.26	1.09	1.14

Inventory turnover	4.8	4.8	4.5	4.5	4.2

Change in ASP vs. prior quarter	(0.5)%	1.0%	1.3%	1.3%	2.4%
_________________________________________

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased significantly versus the first fiscal quarter of 2021 primarily due to higher volume and higher average selling prices.  Revenues increased slightly versus the prior fiscal quarter primarily due to higher average selling prices.  We continue to experience robust demand for our products, with the backlog continuing to grow.  We continue to increase manufacturing capacity, but sales continue to be limited by our capacity.  Pressure on average selling prices continues to be very low and we are implementing broad price increases across the product portfolio to offset increased materials and transportation costs and general inflation.

Gross profit margin increased versus the first fiscal quarter of 2021 and the prior fiscal quarter primarily due to higher average selling prices.  Increased volume also contributed to the increase versus the first fiscal quarter of 2021.

The book-to-bill ratio in the first fiscal quarter of 2022 increased to 1.14 versus 1.09 in the fourth fiscal quarter of 2021.  The book-to-bill ratios in the first fiscal quarter of 2022 for distributors and original equipment manufacturers ("OEM") were 1.16 and 1.13, respectively, versus ratios of 1.06 and 1.15, respectively, during the fourth fiscal quarter of 2021.

For the second fiscal quarter of 2022, considering pandemic-related disturbances in China, we anticipate revenues between $830 million and $870 million at a gross margin of 28.1% plus/minus 50 basis points at the exchange rates of Q1 2022.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2021 through the first fiscal quarter of 2022 (dollars in thousands):

	1st Quarter 2021	2nd Quarter 2021	3rd Quarter 2021	4th Quarter 2021	1st Quarter 2022
MOSFETs
Net revenues	$153,223	$167,937	$175,499	$171,339	$172,674

Book-to-bill ratio	1.97	1.26	1.19	1.01	1.28

Gross profit margin	24.2%	28.2%	30.7%	30.1%	34.0%

Segment operating margin	17.8%	22.3%	24.9%	23.5%	28.1%

Diodes
Net revenues	$157,178	$174,815	$185,306	$192,117	$182,334

Book-to-bill ratio	1.85	1.45	1.31	1.10	1.16

Gross profit margin	21.9%	23.9%	25.2%	23.7%	25.1%

Segment operating margin	18.3%	20.7%	22.3%	20.6%	22.2%

Optoelectronic Components
Net revenues	$77,771	$75,795	$70,750	$78,398	$81,016

Book-to-bill ratio	1.66	1.69	1.36	1.22	0.78

Gross profit margin	33.0%	32.4%	33.7%	34.2%	40.0%

Segment operating margin	27.3%	26.6%	27.9%	27.2%	34.8%

Resistors
Net revenues	$186,602	$194,722	$181,189	$190,041	$207,032

Book-to-bill ratio	1.50	1.39	1.26	1.14	1.24

Gross profit margin	28.9%	29.7%	27.4%	28.5%	31.4%

Segment operating margin	25.4%	26.4%	24.0%	25.6%	28.1%

Inductors
Net revenues	$83,458	$85,539	$84,816	$81,825	$82,777

Book-to-bill ratio	1.13	1.21	1.11	1.13	1.14

Gross profit margin	33.3%	33.5%	31.7%	29.4%	30.0%

Segment operating margin	30.3%	30.7%	28.7%	26.4%	26.8%

Capacitors
Net revenues	$106,400	$120,312	$116,103	$129,352	$127,960

Book-to-bill ratio	1.73	1.37	1.37	1.04	1.02

Gross profit margin	22.6%	24.1%	21.3%	21.6%	25.2%

Segment operating margin	17.7%	19.7%	17.2%	17.7%	21.4%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	April 2, 2022	December 31, 2021	April 3, 2021
Cost of products sold	69.7%	72.7%	73.5%
Gross profit	30.3%	27.3%	26.5%
Selling, general & administrative expenses	13.2%	12.8%	13.8%
Operating income	17.1%	14.4%	12.7%
Income before taxes and noncontrolling interest	16.0%	13.5%	11.4%
Net earnings attributable to Vishay stockholders	12.1%	4.3%	9.3%
________
Effective tax rate	23.7%	67.7%	17.8%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2022	December 31, 2021	April 3, 2021
Net revenues	$853,793	$843,072	$764,632

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 2, 2022
	Change in net revenues	% change
December 31, 2021	10,721	1.3%
April 3, 2021	89,161	11.7%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	-0.9%	7.1%
Increase in average selling prices	2.4%	6.0%
Foreign currency effects	-0.6%	-2.6%
Acquisition	0.4%	0.5%
Other	0.0%	0.7%
Net change	1.3%	11.7%

We continue to experience an excellent economic environment with strong customer demand while we continue to increase manufacturing capacities.  Due to the high demand, we were able to implement broad price increases across the product portfolio.  Net revenues increased significantly versus the first fiscal quarter of 2021 and slightly versus the prior fiscal quarter due to increases in average selling prices.  Increased volume also contributed to the increase versus the first fiscal quarter of 2021.

Gross Profit Margins
Gross profit margins for the fiscal quarter ended April 2, 2022 were 30.3%, versus 27.3% and 26.5% for the comparable prior fiscal quarter and prior year period, respectively.  The increases versus the first fiscal quarter of 2021 and prior fiscal quarter are primarily due to increases in average selling prices.  Increased volume also contributed to the increase versus the first fiscal quarter of 2021.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2022	December 31, 2021	April 3, 2021
Net revenues	$172,674	$171,339	$153,223
Gross profit margin	34.0%	30.1%	24.2%
Segment operating margin	28.1%	23.5%	17.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 2, 2022
	Change in net revenues	% change
December 31, 2021	$1,335	0.8%
April 3, 2021	$19,451	12.7%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	-3.2%	5.1%
Increase in average selling prices	4.5%	8.3%
Foreign currency effects	-0.4%	-1.3%
Other	-0.1%	0.6%
Net change	0.8%	12.7%

The MOSFET segment net revenues increased slightly versus the prior fiscal quarter and significantly versus the prior year quarter.  Our results for the first fiscal quarter were negatively impacted by the temporary closure of our main manufacturing facility in Shanghai due to a COVID-19 lockdown.  The increase versus the prior fiscal quarter was primarily due to significant growth from our IC products, which was offset by decreases from our remaining products, which were impacted by the lockdown.  All end market customers and all customer channels contributed to the growth versus the prior year quarter.

Gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increases were primarily due to increased average selling prices, a positive change in the sales mix toward more profitable products such as ICs, and the positive impact of an inventory increase, partially offset by significant cost inflation.  Increased sales volume also contributed to the increase versus the prior year quarter.

The segment operating margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to increased gross profit.  Decreased segment SG&A expenses as a percentage of sales also contributed to the increase versus the prior fiscal quarter.

We continue to implement strategic price increases.  Average selling prices increased versus the prior fiscal quarter and the prior year quarter.
We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We are building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, which we expect will increase our in-house wafer capacity by approximately 70% within 3-4 years and allow us to balance our in-house and foundry wafer supply.

Diodes
Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2022	December 31, 2021	April 3, 2021
Net revenues	$182,334	$192,117	$157,178
Gross profit margin	25.1%	23.7%	21.9%
Segment operating margin	22.2%	20.6%	18.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 2, 2022
	Change in net revenues	% change
December 31, 2021	$(9,783)	-5.1%
April 3, 2021	$25,156	16.0%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	-7.4%	7.6%
Increase in average selling prices	3.2%	9.3%
Foreign currency effects	-0.5%	-2.2%
Other	-0.4%	1.3%
Net change	-5.1%	16.0%

Net revenues of the Diodes segment increased significantly versus the prior year quarter, but decreased significantly versus the prior fiscal quarter.  All end markets and all customer channels, particularly distributor customers, contributed to the increase versus the prior year quarter.  The decrease versus the prior quarter is primarily due to temporary closures of our manufacturing facilities in China due to COVID-19 lockdowns.

Gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased average selling prices and the positive impact of an inventory increase, partially offset by cost inflation and a decrease in sales volume.  The increase versus the prior year quarter is primarily due to increased average selling prices, increased sales volume, and our cost reduction measures, partially offset by cost inflation and negative foreign currency impacts primarily from the weaker euro.

The segment operating margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to increased gross profit.  Decreased segment SG&A expenses also contributed to the increase versus the prior fiscal quarter.

We continue to implement strategic price increases across the product portfolio.  Average selling prices increased versus the prior fiscal quarter and prior year quarter.

Optoelectronic Components
Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2022	December 31, 2021	April 3, 2021

Net revenues	$81,016	$78,398	$77,771
Gross profit margin	40.0%	34.2%	33.0%
Segment operating margin	34.8%	27.2%	27.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 2, 2022
	Change in net revenues	% change
December 31, 2021	$2,618	3.3%
April 3, 2021	$3,245	4.2%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	1.8%	-1.6%
Increase in average selling prices	1.8%	8.9%
Foreign currency effects	-0.8%	-2.8%
Other	0.5%	-0.3%
Net change	3.3%	4.2%

Net revenues of our Optoelectronic Components segment increased moderately versus the prior fiscal quarter and prior year quarter.  All end markets and all customer channels, particularly OEM customers, contributed to the increase versus the prior fiscal quarter.  The end of the COVID-19-related restrictions on our manufacturing facility in Malaysia that impacted the prior fiscal quarter business also contributed to the increase.  The increase versus the prior year quarter was primarily due to increased average selling prices, partially offset by decreased volume and negative foreign currency impacts.  A significant increase of sales to American distributors was offset by a significant decrease of sales to Asian distributors.

Gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to higher average selling prices, higher sales volume, cost reduction measures, and the positive impact of an inventory increase.  The increases versus the prior year quarter are primarily due to higher average selling prices, a more profitable product mix, and the positive impact of an inventory increase, partially offset by cost inflation and a lower sales volume.

The segment operating margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to increased gross profit.  Decreased segment SG&A expenses also contributed to the increase versus the prior fiscal quarter.

The strategic price increases that were implemented throughout the prior year across the product portfolio are significant when comparing to the prior year quarter.  Average selling prices increased slightly versus the prior fiscal quarter and significantly versus the prior year quarter.

We have modernized and expanded our Heilbronn wafer fab and plan to increase production in the facility during 2022.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2022	December 31, 2021	April 3, 2021
Net revenues	$207,032	$190,041	$186,602
Gross profit margin	31.4%	28.5%	28.9%
Segment operating margin	28.1%	25.6%	25.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 2, 2022
	Change in net revenues	% change
December 31, 2021	$16,991	8.9%
April 3, 2021	$20,430	10.9%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	6.0%	9.1%
Increase in average selling prices	1.9%	3.4%
Foreign currency effects	-0.9%	-3.7%
Acquisition	1.8%	1.9%
Other	0.1%	0.2%
Net change	8.9%	10.9%

Net revenues of the Resistors segment increased significantly versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to Europe and Americas region customers and industrial end market customers.  The increase versus the prior year quarter is primarily due to increased sales to customers in all regions, distributor customers, and industrial end market customers.

The gross profit margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to increased sales volume, higher average selling prices, and greater efficiencies, partially offset by higher metals and labor costs and negative exchange rate impacts.

The segment operating margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to increased gross profit.

Average selling prices increased versus the prior fiscal quarter and prior year quarter.
We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses, such as Barry Industries.

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2022	December 31, 2021	April 3, 2021
Net revenues	$82,777	$81,825	$83,458
Segment operating margin	30.0%	29.4%	33.3%
Gross profit margin	26.8%	26.4%	30.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 2, 2022
	Change in net revenues	% change
December 31, 2021	$952	1.2%
April 3, 2021	$(681)	-0.8%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	1.5%	-0.8%
Change in average selling prices	0.0%	1.0%
Foreign currency effects	-0.2%	-1.1%
Other	-0.1%	0.1%
Net change	1.2%	-0.8%

Net revenues of the Inductors segment increased slightly versus the prior fiscal quarter, but decreased slightly versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to automotive and military & aerospace end market customers and customers in the Europe region.  The decrease versus the prior year quarter is primarily due to decreased sales to automotive and medical end market customers and customers in the Europe and Asia regions.

The gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and the positive impact of increased inventory.  The decrease versus the prior year quarter is primarily due to lower sales volume, increased labor and logistics costs, and negative foreign currency impacts, partially offset by increased average selling prices.

The segment operating margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The fluctuations are primarily due to gross profit fluctuations.

Average selling prices were unchanged versus the prior fiscal quarter and increased slightly versus the prior year quarter.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2022	December 31, 2021	April 3, 2021
Net revenues	$127,960	$129,352	$106,400
Segment operating margin	25.2%	21.6%	22.6%
Gross profit margin	21.4%	17.7%	17.7%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 2, 2022
	Change in net revenues	% change
December 31, 2021	$(1,392)	-1.1%
April 3, 2021	$21,560	20.3%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	-1.3%	19.4%
Increase in average selling prices	1.5%	4.4%
Foreign currency effects	-0.9%	-4.0%
Other	-0.4%	0.5%
Net change	-1.1%	20.3%

Net revenues of the Capacitors segment decreased slightly versus the prior fiscal quarter, but increased significantly versus the prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to industrial end market customers and customers in the Asia region.  The increase versus the prior year quarter is primarily due to increased sales to distributor and EMS customers, industrial end market customers, and customers in all regions.

The gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased average selling prices, favorable product mix, and positive impact from increased inventory.  The increase versus the prior year quarter is primarily due to higher sales volume and increased average selling prices, partially offset by increased materials and labor costs.

The segment operating margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to increased gross profit.

Average selling prices increased versus the prior fiscal quarter and the prior year quarter.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	April 2, 2022	December 31, 2021	April 3, 2021
Total SG&A expenses	$112,855	$108,311	$105,685
as a percentage of revenues	13.2%	12.8%	13.8%

The sequential increase in SG&A expenses is primarily attributable to uneven attribution of stock compensation expense and cost inflation.  SG&A expenses increased versus the prior year quarter due to cost inflation.

Other Income (Expense)

Interest expense for the fiscal quarter ended April 2, 2022 decreased $0.1 million versus the fiscal quarter ended December 31, 2021 and decreased by $0.2 million versus the fiscal quarter ended April 3, 2021.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	April 2, 2022	December 31, 2021	Change
Foreign exchange gain (loss)	$(281)	$(582)	$301
Interest income	561	362	199
Other components of other periodic pension cost	(2,910)	(3,342)	432
Investment income (expense)	(3,116)	71	(3,187)
Other	(5)	(4)	(1)
	$(5,751)	$(3,495)	$(2,256)

	Fiscal quarters ended
	April 2, 2022	April 3, 2021	Change
Foreign exchange gain (loss)	$(281)	$(611)	$330
Interest income	561	287	274
Other components of other periodic pension cost	(2,910)	(3,302)	392
Investment income (expense)	(3,116)	(2,121)	(995)
Other	(5)	16	(21)
	$(5,751)	$(5,731)	$(20)

Income Taxes
For the fiscal quarter ended April 2, 2022, our effective tax rate was 23.7%, as compared to 67.7% and 17.8% for the fiscal quarters ended December 31, 2021 and April 3, 2021, respectively.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.  Discrete tax items impacted our effective tax rate for the prior quarters presented.  These items were $53.3 million in the fiscal quarter ended December 31, 2021 and $(4.4) million (tax benefit) in the fiscal quarter ended April 3, 2021.

During the three fiscal months ended April 2, 2022, the liabilities for unrecognized tax benefits decreased by $3.0 million on a net basis, primarily due to a payment and currency translation adjustments, partially offset by accruals for current year tax positions and interest.
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
Additional information about income taxes is included in Note 3 to our consolidated condensed financial statements.

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of April 2, 2022 continued to be strong.  Cash and short-term investments exceed our long-term debt balances, and we have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock.  We have generated cash flows from operations in excess of $200 million in each of the last 20 years, and cash flows from operations in excess of $100 million in each of the last 27 years.

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

Cash flows provided by operating activities were $33.6 million for the three fiscal months ended April 2, 2022, as compared to cash flows provided by operations of $57.3 million for the three fiscal months ended April 3, 2021.

Cash paid for property and equipment for the three fiscal months ended April 2, 2022 was $35.9 million, as compared to $28.5 million for the three fiscal months ended April 3, 2021.  To be well positioned to service our customers and to fully participate in growing markets, we intend to increase our capital expenditures for expansion in the mid-term.  For the year 2022, we expect to invest approximately $325 million in capital expenditures.

Free cash flow was negative for the three fiscal months ended April 2, 2022 due to working capital changes and higher than usual capital expenditures.  We expect our business to continue to be a reliable generator of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.  The COVID-19 pandemic and the mitigation efforts by governments to control its spread have not had a significant impact on our financial condition, liquidity, or capital resources.

On February 7, 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at April 2, 2022 and December 31, 2021 (in thousands):

	April 2, 2022	December 31, 2021

Credit facility	$-	$-
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(8,860)	(9,678)
Total debt	456,484	455,666

Cash and cash equivalents	789,248	774,108
Short-term investments	96,561	146,743

Net cash and short-term investments (debt)	$429,325	$465,185

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

As of April 2, 2022, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries also have cash operating needs.  The distribution of earnings from Israel to the United States will initially be used to fund our Stockholder Return Policy.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, share repurchases pursuant to our Stockholder Return Policy, and our research and development and capital expenditure plans.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.

Our revolving credit facility provides an aggregate commitment of $750 million of revolving loans available until June 5, 2024.  The maximum amount available on the revolving credit facility is restricted by the financial covenants described below.  The credit facility also provides us the ability to request up to $300 million of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt.

At December 31, 2021, we had no amounts outstanding on our revolving credit facility.  We had no amounts outstanding at April 2, 2022.  We borrowed $282 million and repaid $282 million on the revolving credit facility during the three fiscal months ended April 2, 2022.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $58.7 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $124 million during the three fiscal months ended April 2, 2022.

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

We were in compliance with all financial covenants under the credit facility at April 2, 2022.  Our interest coverage ratio and leverage ratio were 31.61 to 1 and 0.69 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

Borrowings under the credit facility bear interest at LIBOR plus an interest margin.  The applicable interest margin is based on our leverage ratio.  We also pay a commitment fee, also based on our leverage ratio, on undrawn amounts.  Based on our current leverage ratio, any new borrowings will bear interest at LIBOR plus 1.50%, and the undrawn commitment fee is 0.25% per annum.

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

Our 2021 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022, describes our exposure to market risks.  There have been no material changes to our market risks since December 31, 2021.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022 describes certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended April 2, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Amount Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 29	-	$-	-	$-	$-
January 30 - February 26	20,500	$19.52	20,500	$400,058	$41,599,942
February 27 - April 2	492,727	$19.23	492,727	$9,473,193	$32,126,749
Total	513,227	$19.24	513,227	$9,873,251	$32,126,749

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 2, 2022, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  May 3, 2022