Form 10-Q
period 2022-07-02
VISHAY INTERTECHNOLOGY INC
filed 2022-08-02
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 2, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 011-07416

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
☐ Yes  ☒ No

As of July 29, 2022 the registrant had 130,680,319 shares of its common stock (excluding treasury shares) and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
July 2, 2022

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	July 2, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$765,593	$774,108
Short-term investments	81,112	146,743
Accounts receivable, net	429,778	396,458
Inventories:
Finished goods	172,796	147,293
Work in process	264,123	226,496
Raw materials	196,929	162,711
Total inventories	633,848	536,500

Prepaid expenses and other current assets	160,089	156,689
Total current assets	2,070,420	2,010,498

Property and equipment, at cost:
Land	73,047	74,646
Buildings and improvements	629,015	639,879
Machinery and equipment	2,750,175	2,758,262
Construction in progress	147,345	145,828
Allowance for depreciation	(2,629,014)	(2,639,136)
Property and equipment, net	970,568	979,479

Right of use assets	111,881	117,635

Deferred income taxes	89,181	95,037

Goodwill	164,295	165,269

Other intangible assets, net	62,698	67,714

Other assets	94,550	107,625
Total assets	$3,563,593	$3,543,257

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	July 2, 2022	December 31, 2021
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$243,496	$254,049
Payroll and related expenses	160,415	162,694
Lease liabilities	22,734	23,392
Other accrued expenses	214,865	218,089
Income taxes	62,592	35,443
Total current liabilities	704,102	693,667

Long-term debt less current portion	463,302	455,666
U.S. transition tax payable	83,010	110,681
Deferred income taxes	49,542	69,003
Long-term lease liabilities	92,208	99,987
Other liabilities	88,554	95,861
Accrued pension and other postretirement costs	242,464	271,672
Total liabilities	1,723,182	1,796,537

Equity:
Vishay stockholders' equity
Common stock	13,291	13,271
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,350,620	1,347,830
Retained earnings	588,803	401,694
Treasury stock (at cost)	(36,161)	-
Accumulated other comprehensive income (loss)	(80,344)	(20,252)
Total Vishay stockholders' equity	1,837,419	1,743,753
Noncontrolling interests	2,992	2,967
Total equity	1,840,411	1,746,720
Total liabilities and equity	$3,563,593	$3,543,257

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	July 2, 2022	July 3, 2021

Net revenues	$863,512	$819,120
Costs of products sold	602,289	589,848
Gross profit	261,223	229,272

Selling, general, and administrative expenses	110,400	103,900
Operating income	150,823	125,372

Other income (expense):
Interest expense	(4,307)	(4,443)
Other	1,380	(3,749)
Total other income (expense)	(2,927)	(8,192)

Income before taxes	147,896	117,180

Income tax expense	35,127	23,799

Net earnings	112,769	93,381

Less: net earnings attributable to noncontrolling interests	381	189

Net earnings attributable to Vishay stockholders	$112,388	$93,192

Basic earnings per share attributable to Vishay stockholders	$0.78	$0.64

Diluted earnings per share attributable to Vishay stockholders	$0.78	$0.64

Weighted average shares outstanding - basic	143,996	145,017

Weighted average shares outstanding - diluted	144,397	145,445

Cash dividends per share	$0.100	$0.095

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	July 2, 2022	July 3, 2021

Net earnings	$112,769	$93,381

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,365	2,020

Foreign currency translation adjustment	(49,532)	9,285

Other comprehensive income (loss)	(48,167)	11,305

Comprehensive income	64,602	104,686

Less: comprehensive income attributable to noncontrolling interests	381	189

Comprehensive income attributable to Vishay stockholders	$64,221	$104,497

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 2, 2022	July 3, 2021

Net revenues	$1,717,305	$1,583,752
Costs of products sold	1,196,974	1,151,531
Gross profit	520,331	432,221

Selling, general, and administrative expenses	223,255	209,585
Operating income	297,076	222,636

Other income (expense):
Interest expense	(8,529)	(8,819)
Other	(4,371)	(9,480)
Total other income (expense)	(12,900)	(18,299)

Income before taxes	284,176	204,337

Income tax expense	67,457	39,313

Net earnings	216,719	165,024

Less: net earnings attributable to noncontrolling interests	758	397

Net earnings attributable to Vishay stockholders	$215,961	$164,627

Basic earnings per share attributable to Vishay stockholders	$1.49	$1.14

Diluted earnings per share attributable to Vishay stockholders	$1.49	$1.13

Weighted average shares outstanding - basic	144,527	144,992

Weighted average shares outstanding - diluted	144,978	145,453

Cash dividends per share	$0.20	$0.19

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	July 2, 2022	July 3, 2021

Net earnings	$216,719	$165,024

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	2,924	3,884

Foreign currency translation adjustment	(63,016)	(17,664)

Other comprehensive income (loss)	(60,092)	(13,780)

Comprehensive income	156,627	151,244

Less: comprehensive income attributable to noncontrolling interests	758	397

Comprehensive income attributable to Vishay stockholders	$155,869	$150,847

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 2, 2022	July 3, 2021

Operating activities
Net earnings	$216,719	$165,024
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	80,967	83,879
(Gain) loss on disposal of property and equipment	(293)	(207)
Inventory write-offs for obsolescence	10,777	9,550
Deferred income taxes	5,922	519
Other	6,733	5,758
Change in U.S. transition tax liability	(14,757)	(14,757)
Change in repatriation tax liability	(25,201)	-
Net change in operating assets and liabilities	(172,555)	(74,983)
Net cash provided by operating activities	108,312	174,783

Investing activities
Capital expenditures	(95,700)	(60,710)
Proceeds from sale of property and equipment	377	234
Purchase of short-term investments	(7,769)	(27,488)
Maturity of short-term investments	66,763	53,679
Other investing activities	(199)	347
Net cash used in investing activities	(36,528)	(33,938)

Financing activities
Repurchase of convertible debt instruments	-	(300)
Net proceeds on revolving credit lines	6,000	-
Dividends paid to common stockholders	(26,389)	(25,216)
Dividends paid to Class B common stockholders	(2,419)	(2,298)
Repurchase of common stock held in treasury	(36,161)	-
Distributions to noncontrolling interests	(733)	(800)
Cash withholding taxes paid when shares withheld for vested equity awards	(2,123)	(1,963)
Net cash used in financing activities	(61,825)	(30,577)
Effect of exchange rate changes on cash and cash equivalents	(18,474)	(3,383)

Net increase (decrease) in cash and cash equivalents	(8,515)	106,885

Cash and cash equivalents at beginning of period	774,108	619,874
Cash and cash equivalents at end of period	$765,593	$726,759

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$13,256	$1,210	$1,409,200	$138,990	$-	$13,559	$1,576,215	$2,800	$1,579,015
Cumulative effect of accounting change for adoption of ASU 2020-06	-	-	(66,078)	20,566	-	-	(45,512)	-	(45,512)
Net earnings	-	-	-	71,435	-	-	71,435	208	71,643
Other comprehensive income (loss)	-	-	-	-	-	(25,085)	(25,085)	-	(25,085)
Issuance of stock and related tax withholdings for vested restricted stock units (149,722 shares)	15	-	(1,978)	-	-	-	(1,963)	-	(1,963)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	4,120	-	-	-	4,120	-	4,120
Balance at April 3, 2021	$13,271	$1,210	$1,345,284	$217,214	$-	$(11,526)	$1,565,453	$3,008	$1,568,461
Net earnings	-	-	-	93,192	-	-	93,192	189	93,381
Other comprehensive income	-	-	-	-	-	11,305	11,305	-	11,305
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(800)	(800)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	828	-	-	-	828	-	828
Balance at July 3, 2021	$13,271	$1,210	$1,346,132	$296,629	$-	$(221)	$1,657,021	$2,397	$1,659,418

Balance at December 31, 2021	$13,271	$1,210	$1,347,830	$401,694	$-	$(20,252)	$1,743,753	$2,967	$1,746,720
Net earnings	-	-	-	103,573	-	-	103,573	377	103,950
Other comprehensive income (loss)	-	-	-	-	-	(11,925)	(11,925)	-	(11,925)
Issuance of stock and related tax withholdings for vested restricted stock units (189,731 shares)	19	-	(2,142)	-	-	-	(2,123)	-	(2,123)
Dividends declared ($0.10 per share)	-	-	22	(14,491)	-	-	(14,469)	-	(14,469)
Stock compensation expense	-	-	3,842	-	-	-	3,842	-	3,842
Repurchase of common stock held in treasury (513,227 shares)	-	-	-	-	(9,873)	-	(9,873)	-	(9,873)
Balance at April 2, 2022	$13,290	$1,210	$1,349,552	$490,776	$(9,873)	$(32,177)	$1,812,778	$3,344	$1,816,122
Net earnings	-	-	-	112,388	-	-	112,388	381	112,769
Other comprehensive income	-	-	-	-	-	(48,167)	(48,167)	-	(48,167)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(733)	(733)
Issuance of stock and related tax withholdings for vested restricted stock units (11,308 shares)	1	-	(1)	-	-	-	-	-	-
Dividends declared ($0.10 per share)	-	-	22	(14,361)	-	-	(14,339)	-	(14,339)
Stock compensation expense	-	-	1,047	-	-	-	1,047	-	1,047
Repurchase of common stock held in treasury (1,400,039 shares)	-	-	-	-	(26,288)	-	(26,288)	-	(26,288)
Balance at July 2, 2022	$13,291	$1,210	$1,350,620	$588,803	$(36,161)	$(80,344)	$1,837,419	$2,992	$1,840,411

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  The results of operations for the fiscal quarter and six fiscal months ended July 2, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Impact of COVID-19 Pandemic

The Company's operations in the People's Republic of China, particularly in Shanghai, were impacted by COVID-19 government mandated shut-downs of our facilities in the second fiscal quarter of 2022.  The Company incurred incremental costs separable from normal operations that are directly related to the shut-downs, primarily wages paid to manufacturing employees during the shut-downs, additional wages and hardship allowances for working during lockdown periods, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  The net impact of the costs and subsidies are reported as cost of products sold ($6,661) and selling, general, and administrative expenses of ($546) based on employee function on the consolidated condensed statements of operations for the fiscal quarter and six fiscal months ended July 2, 2022.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	July 2, 2022	December 31, 2021
Right of use assets
Operating Leases
Buildings and improvements	$107,605	$112,951
Machinery and equipment	4,276	4,684
Total	$111,881	$117,635
Current lease liabilities
Operating Leases
Buildings and improvements	$20,344	$20,851
Machinery and equipment	2,390	2,541
Total	$22,734	$23,392
Long-term lease liabilities
Operating Leases
Buildings and improvements	$90,379	$97,890
Machinery and equipment	1,829	2,097
Total	$92,208	$99,987
Total lease liabilities	$114,942	$123,379

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Lease expense
Operating lease expense	$6,304	$6,248	$12,756	$12,400
Short-term lease expense	236	428	540	753
Variable lease expense	-	66	100	193
Total lease expense	$6,540	$6,742	$13,396	$13,346

The Company paid $12,241 and $12,176 for its operating leases in the six fiscal months ended July 2, 2022 and July 3, 2021, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.6 years and the weighted-average discount rate is 5.3% as of July 2, 2022.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

July 2, 2022
2022 (excluding the six fiscal months ended July 2, 2022)	$11,879
2023	22,412
2024	20,002
2025	17,247
2026	15,522
Thereafter	57,740

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended July 2, 2022 and July 3, 2021 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

The Company repatriated $81,243 to the United States in the second fiscal quarter of 2022 pursuant to the repatriation program initiated in response to a change in Israeli tax law.  The Company paid withholding taxes, foreign taxes, and Israeli clawback taxes of $25,201 due to the repatriation.  Tax expense for the repatriation was recorded in 2021 when the tax law was enacted.

During the six fiscal months ended July 2, 2022, the liabilities for unrecognized tax benefits decreased by $5,102 on a net basis, primarily due to payments and currency translation adjustments, partially offset by accruals for current year tax positions and interest.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	July 2, 2022	December 31, 2021

Credit facility	$6,000	$-
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(8,042)	(9,678)
	463,302	455,666
Less current portion	-	-
	$463,302	$455,666

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2025 as of July 2, 2022:

Convertible Senior Notes Due 2025
Issuance date	June 12, 2018
Maturity date	June 15, 2025
Principal amount as of July 2, 2022	$465,344
Cash coupon rate (per annum)	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%
Conversion rate effective June 16, 2022 (per $1 principal amount)	32.0005
Effective conversion price effective June 16, 2022 (per share)	$31.25
130% of the current effective conversion price (per share)	$40.63

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

Note 6 - Stockholders' Equity

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

The following table summarizes activity pursuant to this policy:

	Fiscal quarter ended	Six fiscal months ended
	July 2, 2022	July 2, 2022
Dividends paid to stockholders	$14,339	$28,808
Stock repurchases	26,288	36,161
Total	$40,627	$64,969

The repurchased shares are being held as treasury stock. The Company records treasury stock at cost, inclusive of fees, commissions and other expenses, when outstanding common shares are repurchased.  As of December 31, 2021, no shares of common stock were held as treasury stock.  As of July 2, 2022, 1,913,266 shares of common stock are being held as treasury stock.

Note 7 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Beginning balance	$39,161	$34,449	$39,759	$39,629
Sales allowances	19,040	22,043	46,417	45,839
Credits issued	(16,569)	(15,350)	(44,295)	(43,796)
Foreign currency	(857)	120	(1,106)	(410)
Ending balance	$40,775	$41,262	$40,775	$41,262

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2022	$(58,908)	$38,656	$(20,252)
Other comprehensive income (loss) before reclassifications	-	(63,016)	$(63,016)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(63,016)	$(63,016)
Amounts reclassified out of AOCI	4,269	-	$4,269
Tax effect	(1,345)	-	$(1,345)
Amounts reclassified out of AOCI, net of tax	2,924	-	$2,924
Net other comprehensive income (loss)	$2,924	$(63,016)	$(60,092)
Balance at July 2, 2022	$(55,984)	$(24,360)	$(80,344)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2022 and 2021 for the Company’s defined benefit pension plans:

	Fiscal quarter ended July 2, 2022		Fiscal quarter ended July 3, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,068	$-	$1,191
Interest cost	281	813	254	754
Expected return on plan assets	-	(440)	-	(419)
Amortization of prior service cost	36	53	36	50
Amortization of losses	426	1,205	446	1,887
Curtailment and settlement losses	-	265	-	202
Net periodic benefit cost	$743	$2,964	$736	$3,665

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 2, 2022 and July 3, 2021 for the Company’s defined benefit pension plans:

	Six fiscal months ended July 2, 2022		Six fiscal months ended July 3, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,185	$-	$2,381
Interest cost	561	1,665	508	1,508
Expected return on plan assets	-	(900)	-	(836)
Amortization of prior service cost	72	109	72	101
Amortization of losses	853	2,476	893	3,771
Curtailment and settlement losses	-	544	-	401
Net periodic benefit cost	$1,486	$6,079	$1,473	$7,326

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2022 and 2021 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended July 2, 2022		Fiscal quarter ended July 3, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$9	$60	$26	$70
Interest cost	44	14	41	11
Amortization of losses	85	21	13	30
Net periodic benefit cost	$138	$95	$80	$111

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 2, 2022 and July 3, 2021 for the Company’s other postretirement benefit plans:

	Six fiscal months ended July 2, 2022		Six fiscal months ended July 3, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$19	$123	$51	$141
Interest cost	89	29	82	22
Amortization of losses	171	44	26	59
Net periodic benefit cost	$279	$196	$159	$222

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Restricted stock units	$1,047	$828	$4,667	4,739
Phantom stock units	-	-	222	209
Total	$1,047	$828	$4,889	4,948

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at July 2, 2022 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$4,896	0.9
Phantom stock units	-	n/a
Total	$4,896

The Company currently expects all performance-based RSUs to vest and all of the associated unrecognized compensation cost for performance-based RSUs presented in the table above to be recognized.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity under the Company's 2007 Stock Incentive Program (the "2007 Program") as of July 2, 2022 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2022	877	$20.08
Granted	336	19.13
Vested*	(306)	20.04
Cancelled or forfeited	(13)	20.50
Outstanding at July 2, 2022	894	$19.73

Expected to vest at July 2, 2022	894

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

Phantom Stock Units

Phantom stock unit activity under the 2007 Program as of July 2, 2022 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2022	212
Granted	10	$22.20
Dividend equivalents issued	2
Outstanding at July 2, 2022	224

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other*	Total
Fiscal quarter ended July 2, 2022:
Net revenues	$158,395	$192,083	$77,936	$213,176	$89,608	$132,314	$-	$863,512

Segment Operating Income	$44,602	$48,513	$22,395	$63,650	$26,914	$27,620	$(6,661)	$227,033

Fiscal quarter ended July 3, 2021:
Net revenues	$167,937	$174,815	$75,795	$194,722	$85,539	$120,312	$-	$819,120

Segment Operating Income	$37,510	$36,120	$20,152	$51,365	$26,244	$23,686	$-	$195,077

Six fiscal months ended July 2, 2022:
Net revenues	$331,069	$374,417	$158,952	$420,208	$172,385	$260,274	$-	$1,717,305

Segment Operating Income	$93,126	$88,939	$50,554	$121,793	$49,113	$55,020	$(6,661)	$451,884

Six fiscal months ended July 3, 2021:
Net revenues	$321,160	$331,993	$153,566	$381,324	$168,997	$226,712	$-	$1,583,752

Segment Operating Income	$64,717	$64,941	$41,362	$98,741	$51,534	$42,549	$-	$363,844

*Amounts reported in Corporate/Other above represent unallocated costs directly related to the COVID-19 pandemic, which are reported as costs of products sold on the consolidated condensed statements of operations.

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Reconciliation:
Segment Operating Income	$227,033	$195,077	$451,884	$363,844
Impact of the COVID-19 Pandemic on Selling, General, and Administrative Expenses	(546)	-	(546)	-
Unallocated Selling, General, and Administrative Expenses	(75,664)	(69,705)	(154,262)	(141,208)
Consolidated Operating Income	$150,823	$125,372	$297,076	$222,636
Unallocated Other Income (Expense)	(2,927)	(8,192)	(12,900)	(18,299)
Consolidated Income Before Taxes	$147,896	$117,180	$284,176	$204,337

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Distributors	$515,714	$492,809	$1,013,583	$916,934
OEMs	288,695	277,418	586,124	572,055
EMS companies	59,103	48,893	117,598	94,763
Total Revenue	$863,512	$819,120	$1,717,305	$1,583,752

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Asia	$344,770	$347,343	$688,782	$669,803
Europe	275,965	268,828	565,949	537,151
Americas	242,777	202,949	462,574	376,798
Total Revenue	$863,512	$819,120	$1,717,305	$1,583,752

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Industrial	$350,955	$322,133	$688,324	$592,934
Automotive	253,672	247,029	513,173	503,002
Telecommunications	28,883	22,956	59,896	47,858
Computing	57,035	64,632	124,966	124,531
Consumer Products	43,147	43,609	81,855	84,404
Power Supplies	41,144	42,045	81,426	77,291
Military and Aerospace	55,703	43,173	102,201	84,711
Medical	32,973	33,543	65,464	69,021
Total revenue	$863,512	$819,120	$1,717,305	$1,583,752

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Numerator:
Net earnings attributable to Vishay stockholders	$112,388	$93,192	$215,961	$164,627

Denominator:
Denominator for basic earnings per share:
Weighted average shares	143,773	144,808	144,305	144,784
Outstanding phantom stock units	223	209	222	208
Adjusted weighted average shares	143,996	145,017	144,527	144,992

Effect of dilutive securities:
Convertible debt instruments	-	-	-	5
Restricted stock units	401	428	451	456
Dilutive potential common shares	401	428	451	461

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	144,397	145,445	144,978	145,453

Basic earnings per share attributable to Vishay stockholders	$0.78	$0.64	$1.49	$1.14

Diluted earnings per share attributable to Vishay stockholders	$0.78	$0.64	$1.49	$1.13

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Restricted stock units	333	317	333	317

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 13 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
July 2, 2022
Assets:
Assets held in rabbi trusts	$48,144	$25,369	$22,775	$-
Available for sale securities	$3,673	3,673	-	-
Precious metals	$4,421	4,421	-	-
	$56,238	$33,463	$22,775	$-
December 31, 2021
Assets:
Assets held in rabbi trusts	$59,687	$32,713	26,974	$-
Available for sale securities	$4,455	4,455	-	-
	$64,142	$37,168	$26,974	$-

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

The Company has entered into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The Company had no outstanding forward contracts as of July 2, 2022.  The notional amount of the forward contracts was $100,000 as of December 31, 2021.  The forward contracts were short-term in nature and were renewed at the Company's discretion until the intercompany loans were repaid.  We did not designate the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts would be recognized in the consolidated condensed statements of operations as a component of other income (expense). The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and was considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of December 31, 2021.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at July 2, 2022 and December 31, 2021 is approximately $446,100 and $485,500, respectively, compared to its carrying value, excluding the deferred financing costs, of $471,344 and $465,344, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At July 2, 2022 and December 31, 2021, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At July 2, 2022 and December 31, 2021, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

Our operations in the People's Republic of China, particularly in Shanghai, were impacted by COVID-19 government mandated shut-downs in the second fiscal quarter of 2022.  These manufacturing facilities were temporarily closed and some were operating at levels less than full capacity.  We incurred incremental costs separable from normal operations that are directly related to the government mandated shut-downs, primarily wages paid to manufacturing employees during the shut-downs, additional wages and hardship allowances for working during lockdown periods, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  The net impact of the costs and subsidies are reported as cost of products sold ($6.7 million) and selling, general, and administrative expenses ($0.5 million) based on employee function on the consolidated condensed statements of operations for the fiscal quarter and six fiscal months ended July 2, 2022.  We exclude from the amounts reported above any expenses incurred outside of the People's Republic of China and all indirect financial changes from the COVID-19 pandemic such as general macroeconomic effects and higher shipping costs due to reduced shipping capacity.  In this volatile economic environment, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  We have significant liquidity to withstand temporary disruptions in the economic environment.

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  Despite ongoing pandemic-related issues and further accelerating inflation, nearly all key financial metrics have increased versus the prior fiscal quarter and the prior year quarter.  We continue to maximize manufacturing output at all facilities, increase critical manufacturing capacities, and implement broad price increases due to inflationary pressures.  Order levels continue to be high and backlogs continue to increase.

Net revenues for the fiscal quarter ended July 2, 2022 were $863.5 million, compared to $853.8 million and $819.1 million for the fiscal quarters ended April 2, 2022 and July 3, 2021, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended July 2, 2022 were $112.4 million, or $0.78 per diluted share, compared to $103.6 million, or $0.71 per diluted share for the fiscal quarter ended April 2, 2022, and $93.2 million, or $0.64 per diluted share for the fiscal quarter ended July 3, 2021.

Net revenues for the six fiscal months ended July 2, 2022 were $1,717.3 million, compared to $1,583.8 million for the six fiscal months ended July 3, 2021.  The net earnings attributable to Vishay stockholders for the six fiscal months ended July 2, 2022 were $216.0 million, or $1.49 per diluted share, compared to $164.6 million, or $1.13 per diluted share for the six fiscal months ended July 3, 2021.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Six fiscal months ended
	July 2, 2022	April 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

GAAP net earnings attributable to Vishay stockholders	$112,388	$103,573	$93,192	$215,961	$164,627

Reconciling items affecting gross income:
Impact of COVID-19 pandemic	$6,661	$-	$-	$6,661	$-

Other reconciling items affecting operating income:
Impact of COVID-19 pandemic	$546	$-	$-	$546	$-

Reconciling items affecting tax expense:
Changes in tax laws and regulations	$-	$-	$(3,881)	$-	$(8,276)
Tax effects of pre-tax items above	(1,802)	-	-	(1,802)	-

Adjusted net earnings	$117,793	$103,573	$89,311	$221,366	$156,351

Adjusted weighted average diluted shares outstanding	144,397	145,553	145,445	144,978	145,453

Adjusted earnings per diluted share	$0.82	$0.71	$0.61	$1.53	$1.07

The following table reconciles gross profit by segment to consolidated gross profit. Direct cots of the COVID-19 pandemic are not allocated to the segments as the chief operating decision maker's evaluation of segment performance does not include these costs.

	Fiscal quarters ended			Six fiscal months ended
	July 2, 2022	April 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

MOSFETs	$55,438	$58,746	$47,434	$114,184	$84,542
Diodes	53,369	45,787	41,757	99,156	76,173
Optoelectronic Components	26,430	32,431	24,522	58,861	50,148
Resistors	70,532	65,022	57,929	135,554	111,902
Inductors	29,690	24,849	28,680	54,539	56,431
Capacitors	32,425	32,273	28,950	64,698	53,025
Unallocated gross profit (loss)	(6,661)	-	-	(6,661)	-
Gross profit	$261,223	$259,108	$229,272	$520,331	$432,221

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended			Six fiscal months ended
	July 2, 2022	April 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net cash provided by continuing operating activities	$74,727	$33,585	$117,461	$108,312	$174,783
Proceeds from sale of property and equipment	305	72	34	377	234
Less: Capital expenditures	(59,791)	(35,909)	(32,183)	(95,700)	(60,710)
Free cash	$15,241	$(2,252)	$85,312	$12,989	$114,307

Our results for the fiscal quarters ended July 2, 2022, July 3, 2021, and July 3, 2021 represent the continuation of the favorable business conditions that we have been experiencing.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.
Our free cash results were significantly impacted by a temporary inventory build in 2022, the installment payments of the U.S. transition tax of $14.8 million in the second fiscal quarters of 2022 and 2021, and $25.2 million of payments of foreign, withholding, and claw-back cash taxes on foreign earnings in Israel for the net $81.2 million that was repatriated to the U.S. in the second fiscal quarter of 2022.

Stockholder Return Policy

On February 7, 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.

The following table summarizes activity pursuant to this policy (in thousands):

	Fiscal quarter ended	Six fiscal months ended
	July 2, 2022	July 2, 2022
Dividends paid to stockholders	$14,339	$28,808
Stock repurchases	26,288	36,161
Total	$40,627	$64,969

Despite the slow start in free cash in the first six fiscal months of 2022, for the full year of 2022, we expect to return at least $100 million to stockholders, consisting of approximately $58 million through our quarterly dividends, and at least $42 million through stock repurchases.

As a direct result of a change in tax law in Israel, we made the determination during the fourth quarter of 2021 that substantially all unremitted foreign earnings in Israel are no longer permanently reinvested.  We intend to primarily utilize these earnings, distributed from Israel to the United States, to initially fund our Stockholder Return Program.  We repatriated net $81.2 million to the United States from Israel during the second fiscal quarter of 2022.  The repatriated cash is being used to fund our Stockholder Return Policy.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2021 through the second fiscal quarter of 2022 (dollars in thousands):

	2nd Quarter 2021	3rd Quarter 2021	4th Quarter 2021	1st Quarter 2022	2nd Quarter 2022

Net revenues	$819,120	$813,663	$843,072	$853,793	$863,512

Gross profit margin(1)	28.0%	27.7%	27.3%	30.3%	30.3%

Operating margin(2)	15.3%	15.2%	14.4%	17.1%	17.5%

End-of-period backlog	$2,050,200	$2,243,900	$2,306,500	$2,416,700	$2,425,200

Book-to-bill ratio	1.38	1.26	1.09	1.14	1.07

Inventory turnover	4.8	4.5	4.5	4.2	3.8

Change in ASP vs. prior quarter	1.0%	1.3%	1.3%	2.4%	2.9%
_________________________________________

(1) Gross margin for the second fiscal quarter of 2022 includes $6.7 million of expenses directly related to the COVID-19 pandemic (see Note 2 to our consolidated condensed financial statements).
(2) Operating margin for the second fiscal quarter of 2022 includes $7.2 million of expenses directly related to the COVID-19 pandemic (see Note 2 to our consolidated condensed financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased significantly versus the second fiscal quarter of 2021 primarily due to higher volume and higher average selling prices.  Revenues increased slightly versus the prior fiscal quarter primarily due to higher average selling prices.  We continue to experience robust demand for our products, with the backlog continuing to grow.  We continue to increase manufacturing capacity, but sales continue to be limited by our capacity.  Pressure on average selling prices continues to be very low and we are implementing broad price increases across the product portfolio to offset increased materials and transportation costs and accelerating general inflation.

Sequentially, gross profit margin was flat, with higher average selling prices offset by directly related COVID-19 pandemic costs.  Gross profit margin increased versus the second fiscal quarter of 2021 primarily due to higher average selling prices and higher volume.

The book-to-bill ratio in the second fiscal quarter of 2022 remained strong at 1.07 versus 1.14 in the first fiscal quarter of 2022.  The book-to-bill ratios in the second fiscal quarter of 2022 for distributors and original equipment manufacturers ("OEM") were 1.05 and 1.11, respectively, versus ratios of 1.16 and 1.13, respectively, during the first fiscal quarter of 2022.

For the third fiscal quarter of 2022, we anticipate revenues between $860 million and $900 million at a gross margin of 29.0% plus/minus 50 basis points at an exchange rate USD/EUR of 0.98.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2021 through the second fiscal quarter of 2022 (dollars in thousands):

	2nd Quarter 2021	3rd Quarter 2021	4th Quarter 2021	1st Quarter 2022	2nd Quarter 2022
MOSFETs
Net revenues	$167,937	$175,499	$171,339	$172,674	$158,395

Book-to-bill ratio	1.26	1.19	1.01	1.28	1.14

Gross profit margin	28.2%	30.7%	30.1%	34.0%	35.0%

Segment operating margin	22.3%	24.9%	23.5%	28.1%	28.2%

Diodes
Net revenues	$174,815	$185,306	$192,117	$182,334	$192,083

Book-to-bill ratio	1.45	1.31	1.10	1.16	1.10

Gross profit margin	23.9%	25.2%	23.7%	25.1%	27.8%

Segment operating margin	20.7%	22.3%	20.6%	22.2%	25.3%

Optoelectronic Components
Net revenues	$75,795	$70,750	$78,398	$81,016	$77,936

Book-to-bill ratio	1.69	1.36	1.22	0.78	0.86

Gross profit margin	32.4%	33.7%	34.2%	40.0%	33.9%

Segment operating margin	26.6%	27.9%	27.2%	34.8%	28.7%

Resistors
Net revenues	$194,722	$181,189	$190,041	$207,032	$213,176

Book-to-bill ratio	1.39	1.26	1.14	1.24	1.05

Gross profit margin	29.7%	27.4%	28.5%	31.4%	33.1%

Segment operating margin	26.4%	24.0%	25.6%	28.1%	29.9%

Inductors
Net revenues	$85,539	$84,816	$81,825	$82,777	$89,608

Book-to-bill ratio	1.21	1.11	1.13	1.14	0.97

Gross profit margin	33.5%	31.7%	29.4%	30.0%	33.1%

Segment operating margin	30.7%	28.7%	26.4%	26.8%	30.0%

Capacitors
Net revenues	$120,312	$116,103	$129,352	$127,960	$132,314

Book-to-bill ratio	1.37	1.37	1.04	1.02	1.17

Gross profit margin	24.1%	21.3%	21.6%	25.2%	24.5%

Segment operating margin	19.7%	17.2%	17.7%	21.4%	20.9%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Six fiscal months ended
	July 2, 2022	April 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of products sold	69.7%	69.7%	72.0%	69.7%	72.7%
Gross profit	30.3%	30.3%	28.0%	30.3%	27.3%
Selling, general & administrative expenses	12.8%	13.2%	12.7%	13.0%	13.2%
Operating income	17.5%	17.1%	15.3%	17.3%	14.1%
Income before taxes and noncontrolling interest	17.1%	16.0%	14.3%	16.5%	12.9%
Net earnings attributable to Vishay stockholders	13.0%	12.1%	11.4%	12.6%	10.4%
________
Effective tax rate	23.8%	23.7%	20.3%	23.7%	19.2%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 2, 2022	April 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenues	$863,512	$853,793	$819,120	$1,717,305	$1,583,752

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 2, 2022		Six fiscal months ended July 2, 2022
	Change in net revenues	% change	Change in net revenues	% change
April 2, 2022	$9,719	1.1%
July 3, 2021	$44,392	5.4%	$133,553	8.4%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-0.1%	1.2%	4.1%
Increase in average selling prices	2.9%	8.1%	7.0%
Foreign currency effects	-1.7%	-4.1%	-3.4%
Acquisition	0.0%	0.4%	0.4%
Other	0.0%	-0.2%	0.3%
Net change	1.1%	5.4%	8.4%

We continue to experience an excellent economic environment with strong customer demand while we continue to increase manufacturing capacities.  Due to the high demand, we were able to implement broad price increases across the product portfolio.  Net revenues increased significantly versus the fiscal quarter and six fiscal months ended July 3, 2021 and slightly versus the prior fiscal quarter primarily due to increases in average selling prices.  Increased volume also contributed to the increase versus the fiscal quarter and six fiscal months ended July 3, 2021.  Volume in the second fiscal quarter of 2022 was impacted by a two-month government mandated shut-down of two facilities in Shanghai, People's Republic of China, in response to the COVID-19 pandemic.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended July 2, 2022 were 30.3%, versus 30.3% and 28.0%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the six fiscal months ended July 2, 2022 were 30.3%, versus 27.3% for the comparable prior year period.  The increases versus the prior year periods are primarily due to higher average selling prices and increased volume, partially offset by inflationary impacts, particularly increased metals and transportation costs.  The gross profit margin was flat versus the prior fiscal quarter as higher average selling prices were offset by inflationary impacts, particularly increased metals and transportation costs and direct costs of the COVID-19 pandemic.

Segments

Analysis of revenues and margins for our segments is provided below.  Direct costs of the COVID-19 pandemic are not allocated to the segments.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 2, 2022	April 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Net revenues	$158,395	$172,674	$167,937	$331,069	$321,160
Gross profit margin	35.0%	34.0%	28.2%	34.5%	26.3%
Segment operating margin	28.2%	28.1%	22.3%	28.1%	20.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 2, 2022		Six fiscal months ended July 2, 2022
	Change in net revenues	% change	Change in net revenues	% change
April 2, 2022	$-14,279	-8.3%	n/a	n/a
July 3, 2021	$-9,542	-5.7%	$9,909	3.1%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	-11.9%	-14.9%	-5.5%
Increase in average selling prices	5.3%	15.3%	11.5%
Foreign currency effects	-0.8%	-1.9%	-1.7%
Other	-0.9%	-4.2%	-1.2%
Net change	-8.3%	-5.7%	3.1%

The MOSFET segment net revenues decreased significantly versus the prior fiscal quarter and prior year quarter, but increased moderately versus the prior year-to-date period.  Our results for the second fiscal quarter were significantly impacted by the two-month government mandated COVID-19 shut-down in Shanghai, People's Republic of China that required an almost complete closure of our main manufacturing facility.  Increased sales of our products that are not assembled in Shanghai, particularly our IC products, partially offset the impact of the shut-down.  The increase versus the prior year-to-date period was primarily due to our IC products.

Gross profit margin increased versus the prior fiscal quarter and especially versus the prior year periods.  The increases were primarily due to increased average selling prices, the positive impact of an inventory increase, and our cost reduction measures, partially offset by significant cost inflation and a decrease in volume.  The increases versus the prior year periods were also supported by a positive change in the sales mix toward more profitable products such as ICs.

The segment operating margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to increased gross profit.  Increased segment SG&A expenses primarily due to increased R&D activity limited the increases.

We continue to implement strategic price increases.  Average selling prices increased versus the prior fiscal quarter and the prior year periods.
We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We have begun building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, which we expect will increase our in-house wafer capacity by approximately 70% within 3-4 years and allow us to balance our in-house and foundry wafer supply.

Diodes

Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 2, 2022	April 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Net revenues	$192,083	$182,334	$174,815	$374,417	$331,993
Gross profit margin	27.8%	25.1%	23.9%	26.5%	22.9%
Segment operating margin	25.3%	22.2%	20.7%	23.8%	19.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 2, 2022		Six fiscal months ended July 2, 2022
	Change in net revenues	% change	Change in net revenues	% change
April 2, 2022	$9,749	5.3%	n/a	n/a
July 3, 2021	$17,268	9.9%	$42,424	12.8%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	1.7%	0.9%	4.0%
Increase in average selling prices	5.2%	13.0%	11.2%
Foreign currency effects	-1.6%	-3.7%	-3.0%
Other	0.0%	-0.3%	0.6%
Net change	5.3%	9.9%	12.8%

Net revenues of the Diodes segment increased moderately versus the prior fiscal quarter and significantly versus the prior year periods.  All end markets and all customer channels, particularly distributor customers, contributed to the increases.  The increases were limited by extended government mandated COVID-19 shut-downs of our manufacturing facilities in the People's Republic of China, particularly Shanghai.

Gross profit margin increased versus the prior fiscal quarter and the prior year periods.  The increases are primarily due to increased average selling prices, our cost reduction measures, and increases in sales volume, partially offset by significant cost inflation.  Foreign currency exchange impacts, particularly the weaker euro, negatively impacted the gross profit margin versus the prior fiscal quarter and the prior year-to-date period.

The segment operating margin increased versus the prior fiscal quarter and the prior year periods.  The increases are primarily due to increased gross profit.  Decreased segment SG&A expenses versus the prior year periods contributed to the increases.

We continue to implement strategic price increases across the product portfolio.  Average selling prices increased versus the prior fiscal quarter and prior year periods.

Optoelectronic Components

Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended						Six fiscal months ended
	July 2, 2022		April 2, 2022		July 3, 2021		July 2, 2022	July 3, 2021

Net revenues	$	$ 77,936	$	$ 81,016	$	$ 75,795	$158,952	$153,566
Gross profit margin		33.9%		40.0%		32.4%	37.0%	32.7%
Segment operating margin		28.7%		34.8%		26.6%	31.8%	26.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 2, 2022		Six fiscal months ended July 2, 2022
	Change in net revenues	% change	Change in net revenues	% change
April 2, 2022	$-3,080	-3.8%	n/a	n/a
July 3, 2021	$2,141	2.8%	5,386	3.5%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-3.9%	0.3%	-0.7%
Increase in average selling prices	2.5%	8.0%	8.4%
Foreign currency effects	-2.1%	-5.4%	-4.0%
Other	-0.3%	-0.1%	-0.2%
Net change	-3.8%	2.8%	3.5%

Net revenues of our Optoelectronic Components segment decreased moderately versus the prior fiscal quarter but increased slightly versus the prior year quarter and moderately versus the prior year-to-date period.  All end markets and all customer channels contributed to the decrease versus the prior fiscal quarter, particularly customers in the Asia region.  The increases versus the prior year periods were due to a significant increase in sales to customers in the Americas region and a moderate increase in sales to customers in the Europe region, partially offset by significant decrease in sales to customers in the Asia region.  The increases versus the prior year periods were primarily due to increased average selling prices, partially offset by negative foreign currency impacts.

Gross profit margin decreased versus the prior fiscal quarter but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to cost inflation and the negative impact of an inventory decrease, partially offset by higher average selling prices.  The increases versus the prior year periods are primarily due to higher average selling prices, a more profitable product mix, and our cost reduction measures, partially offset by cost inflation.

The segment operating margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The fluctuations are primarily due to fluctuations in gross profit margin.  Decreased segment SG&A expenses, primarily due to the weaker euro, positively impacted the segment operating margin.

The strategic price increases that were implemented throughout the prior year across the product portfolio are significant when comparing to the prior year quarter.  Average selling prices increased slightly versus the prior fiscal quarter and significantly versus the prior year periods

We are now using our recently modernized and expanded wafer fab in Heilbronn, Germany.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 2, 2022	April 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Net revenues	$213,176	$207,032	$194,722	$420,208	$381,324
Gross profit margin	33.1%	31.4%	29.7%	32.3%	29.3%
Segment operating margin	29.9%	28.1%	26.4%	29.0%	25.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 2, 2022		Six fiscal months ended July 2, 2022
	Change in net revenues	% change	Change in net revenues	% change
April 2, 2022	$6,144	3.0%	n/a	n/a
July 3, 2021	$18,454	9.5%	$38,884	10.2%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	3.9%	10.7%	9.9%
Increase in average selling prices	1.3%	3.2%	3.3%
Foreign currency effects	-2.3%	-5.8%	-4.8%
Acquisition	0.0%	1.7%	1.8%
Other	0.1%	-0.3%	0.0%
Net change	3.0%	9.5%	10.2%

Net revenues of the Resistors segment increased slightly versus the prior fiscal quarter and significantly versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to Americas and Asia region customers and distributor customers, which was partially offset by decreased sales to Europe region customers and automotive and industrial end market customers.  The increase versus the prior year periods is primarily due to increased sales to customers in all regions, particularly the Americas region, distributor customers, and industrial end market customers.  The acquisition of Barry Industries also contributed to the increase in net revenues versus the prior year periods.

The gross profit margin increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased average selling prices, higher sales volume, improved efficiencies, and fixed costs control measures, partially offset by significant metal price increases, increased material procurement costs, and negative foreign currency exchange rate impacts.  The increases versus the prior year periods are primarily due to increased sales volume, higher average selling prices, and greater efficiencies, partially offset by metal price increases, increased material procurement costs, increased labor costs, and negative foreign currency exchange rate impacts.

The segment operating margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to increased gross profit.

Average selling prices increased versus the prior fiscal quarter and prior year periods.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses, such as Barry Industries.

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 2, 2022	April 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Net revenues	$89,608	$82,777	$85,539	$172,385	$168,997
Gross profit margin	33.1%	30.0%	33.5%	31.6%	33.4%
Segment operating margin	30.0%	26.8%	30.7%	28.5%	30.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 2, 2022		Six fiscal months ended July 2, 2022
	Change in net revenues	% change	Change in net revenues	% change
April 2, 2022	$6,831	8.3%	n/a	n/a
July 3, 2021	$4,069	4.8%	$3,388	2.0%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	8.0%	4.7%	2.0%
Increase in average selling prices	1.0%	1.9%	1.5%
Foreign currency effects	-0.8%	-1.9%	-1.5%
Other	0.1%	0.1%	0.0%
Net change	8.3%	4.8%	2.0%

Net revenues of the Inductors segment increased significantly versus the prior fiscal quarter, moderately versus the prior year quarter, and slightly versus the prior year-to-date period.  The increase versus the prior fiscal quarter is primarily due to increased sales to customers in all regions, particularly the Americas region, and increased sales to distribution and EMS customers, and automotive end market customers.  The increase versus the prior year periods is primarily due to increased sales to customers in the Europe and Americas regions, partially offset by decreased sales to customers in the Asia region.  The increase versus the prior year quarter is also due to increased sales to EMS customers and military and aerospace and automotive end market customers.  The increase versus the prior year-to-date period is also due to increased sales to distribution and EMS customers and military and aerospace end market customers.

The gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher sales volume, increased average selling prices, improved efficiencies, and lower logistics costs, partially offset by increased materials costs.  The decreases versus the prior year periods are primarily due to the impact from higher logistics, labor, and material costs as well as negative foreign currency exchange rate impacts, partially offset by higher volume, increased average selling prices, and other cost reduction measures.

The segment operating margin increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The fluctuations are primarily due to gross profit fluctuations.

Average selling prices increased versus the prior fiscal quarter and the prior year periods.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 2, 2022	April 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Net revenues	$132,314	$127,960	$120,312	$260,274	$226,712
Gross profit margin	24.5%	25.2%	24.1%	24.9%	23.4%
Segment operating margin	20.9%	21.4%	19.7%	21.1%	18.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 2, 2022		Six fiscal months ended July 2, 2022
	Change in net revenues	% change	Change in net revenues	% change
April 2, 2022	$4,354	3.4%	n/a	n/a
July 3, 2021	$12,002	10.0%	$33,562	14.8%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	4.8%	10.0%	14.4%
Increase in average selling prices	0.9%	5.8%	5.1%
Foreign currency effects	-2.2%	-5.7%	-4.9%
Other	-0.1%	-0.1%	0.2%
Net change	3.4%	10.0%	14.8%

Net revenues of the Capacitors segment increased moderately versus the prior fiscal quarter and significantly versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to customers in the Europe and Americas regions and industrial end market customers.  The increase versus the prior year quarter is primarily due to increased sales to customers in the Americas and Asia regions, EMS customers, and industrial end market customers.  The increase versus the prior year-to-date period is primarily due to increased sales to customers in all regions, particularly the Americas region, distributor and EMS customers, and industrial end market customers.

The gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to increased metals prices and negative impact from decreased inventory, partially offset by increased volume, increased average selling prices, and favorable product mix.  The increases versus the prior year periods are primarily due to higher sales volume, increased average selling prices, and favorable product mix, partially offset by increased materials and labor costs and manufacturing inefficiencies.

The segment operating margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The fluctuations are primarily due to gross profit fluctuations.

Average selling prices increased versus the prior fiscal quarter and the prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 2, 2022	April 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Total SG&A expenses	$110,400	$112,855	$103,900	$223,255	$209,585
as a percentage of revenues	12.8%	13.2%	12.7%	13.0%	13.2%

The sequential decrease in SG&A expenses is primarily attributable to uneven attribution of stock compensation expense in the first fiscal quarter of the year and foreign currency exchange impacts.  SG&A expenses increased versus the prior year quarter due to cost inflation.  SG&A expenses for the fiscal quarter and six fiscal months ended July 2, 2022 include $0.5 million of incremental costs separable from normal operations directly attributable to COVID-19 government mandated shut-downs incurred in our People's Republic of China facilities.

Other Income (Expense)

Interest expense for the fiscal quarter ended July 2, 2022 increased $0.1 million versus the fiscal quarter ended April 2, 2022 and decreased $0.1 million versus the fiscal quarter ended July 3, 2021.  Interest expense for the six fiscal months ended July 2, 2022 decreased by $0.3 million versus the six fiscal months ended July 3, 2021.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	July 2, 2022	July 3, 2021	Change
Foreign exchange gain (loss)	$6,514	$(1,824)	$8,338
Interest income	789	325	464
Other components of net periodic pension expense	(2,803)	(3,305)	502
Investment income	(2,858)	1,055	(3,913)
Other	(262)	-	(262)
	$1,380	$(3,749)	$5,129

	Fiscal quarters ended
	July 2, 2022	April 2, 2022	Change
Foreign exchange gain (loss)	$6,514	$(281)	$6,795
Interest income	789	561	228
Other components of net periodic pension expense	(2,803)	(2,910)	107
Investment income (expense)	(2,858)	(3,116)	258
Other	(262)	(5)	(257)
	$1,380	$(5,751)	$7,131

	Six fiscal months ended
	July 2, 2022	July 3, 2021	Change
Foreign exchange gain (loss)	$6,233	$(2,435)	$8,668
Interest income	1,350	612	738
Other components of net periodic pension expense	(5,713)	(6,607)	894
Investment income (expense)	(5,974)	(1,066)	(4,908)
Other	(267)	16	(283)
	$(4,371)	$(9,480)	$5,109

Income Taxes
For the fiscal quarter ended July 2, 2022, our effective tax rate was 23.8%, as compared to 23.7% and 20.3% for the fiscal quarters ended April 2, 2022 and July 3, 2021, respectively.  For the six fiscal months ended July 2, 2022, our effective tax rate was 23.7%, as compared to 19.2% for the six fiscal months ended July 3, 2021.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.  Discrete tax items impacted our effective tax rate for the 2021 periods presented.  These items were $(3.9) million and $(8.3) million (tax benefits) in the fiscal quarter and six fiscal months ended July 3, 2021.

We repatriated $81.2 million to the United States in the second fiscal quarter of 2022 pursuant to the repatriation program initiated in response to a change in Israeli tax law.  We paid withholding taxes, foreign taxes, and Israeli clawback taxes of $25.2 million due to the repatriation.  Tax expense for the repatriation was recorded in 2021 when the tax law was enacted.

During the six fiscal months ended July 2, 2022, the liabilities for unrecognized tax benefits decreased by $5.1 million on a net basis, primarily due to payments, statute expiration, and currency translation adjustments, partially offset by accruals for current year tax positions and interest.

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

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of July 2, 2022 continued to be strong.  Cash and short-term investments exceed our long-term debt balances, and we have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock.  We have generated cash flows from operations in excess of $200 million in each of the last 20 years, and cash flows from operations in excess of $100 million in each of the last 27 years.

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

Cash flows provided by operating activities were $108.3 million for the six fiscal months ended July 2, 2022, as compared to cash flows provided by operations of $174.8 million for the six fiscal months ended July 3, 2021.

Cash paid for property and equipment for the six fiscal months ended July 2, 2022 was $95.7 million, as compared to $60.7 million for the six fiscal months ended July 3, 2021.  To be well positioned to service our customers and to fully participate in growing markets, we intend to increase our capital expenditures for expansion in the mid-term.  For the year 2022, we expect to invest approximately $325 million in capital expenditures.

Free cash flow was lower than historical levels in the six fiscal months ended July 2, 2022 due to working capital changes, higher than usual capital expenditures, and cash taxes paid for repatriation.  We expect our business to continue to be a reliable generator of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.  The COVID-19 pandemic and the mitigation efforts by governments to control its spread have not had a significant impact on our financial condition, liquidity, or capital resources.

On February 7, 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at July 2, 2022 and December 31, 2021 (in thousands):

	July 2, 2022	December 31, 2021

Credit facility	$6,000	$-
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(8,042)	(9,678)
Total debt	463,302	455,666

Cash and cash equivalents	765,593	774,108
Short-term investments	81,112	146,743

Net cash and short-term investments (debt)	$383,403	$465,185

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

As of July 2, 2022, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries also have cash operating needs.  The distribution of earnings from Israel to the United States will initially be used to fund our Stockholder Return Policy.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, share repurchases pursuant to our Stockholder Return Policy, and our research and development and capital expenditure plans.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.

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

At December 31, 2021, we had no amounts outstanding on our revolving credit facility.  We had $6 million outstanding at July 2, 2022.  We borrowed $504 million and repaid $498 million on the revolving credit facility during the six fiscal months ended July 2, 2022.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $62.5 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $124 million during the six fiscal months ended July 2, 2022.

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

We were in compliance with all financial covenants under the credit facility at July 2, 2022.  Our interest coverage ratio and leverage ratio were 32.03 to 1 and 0.67 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our revolving credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before our revolving credit facility expires in June 2024.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended July 2, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Amount Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 3 - April 30	504,395	$18.45	504,395	$9,305,542	$22,821,207
May 1 - May 28	387,065	$19.39	387,065	$7,504,537	$15,316,670
May 29 - July 2	508,579	$18.63	508,579	$9,477,375	$5,839,295
Total	1,400,039	$18.78	1,400,039	$26,287,454	$5,839,295

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1
Amendment to Employment Agreement, dated July 14, 2022, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed July 18, 2022.

10.2
Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Dale Electronics LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal.  Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed July 18, 2022.

10.3
Third Amendment to Employment Agreement, dated July 14, 2022, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed July 18, 2022.

10.4
Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeff Webster.  Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed July 18, 2022.

10.5
Employment Agreement, dated July 14, 2022, between Siliconix incorporated (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc. and Roy Shoshani.  Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed July 18, 2022.

10.6
Second Amendment to Employment Agreement, dated July 14, 2022, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock.  Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K, filed July 18, 2022.

10.7
Second Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Intertechnology, Inc. and Peter Henrici.  Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K, filed July 18, 2022.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 2, 2022, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  August 2, 2022