Form 10-Q
period 2022-10-01
VISHAY INTERTECHNOLOGY INC
filed 2022-11-02
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           October 1, 2022

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
☐ Yes  ☒ No

As of October 31, 2022 the registrant had 129,567,743 shares of its common stock (excluding treasury shares) and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
October 1, 2022

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	October 1, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$734,992	$774,108
Short-term investments	182,646	146,743
Accounts receivable, net	425,630	396,458
Inventories:
Finished goods	164,252	147,293
Work in process	252,492	226,496
Raw materials	199,133	162,711
Total inventories	615,877	536,500

Prepaid expenses and other current assets	151,144	156,689
Total current assets	2,110,289	2,010,498

Property and equipment, at cost:
Land	74,118	74,646
Buildings and improvements	617,784	639,879
Machinery and equipment	2,743,049	2,758,262
Construction in progress	167,336	145,828
Allowance for depreciation	(2,613,506)	(2,639,136)
Property and equipment, net	988,781	979,479

Right of use assets	118,676	117,635

Deferred income taxes	85,288	95,037

Goodwill	163,567	165,269

Other intangible assets, net	59,918	67,714

Other assets	94,027	107,625
Total assets	$3,620,546	$3,543,257

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	October 1, 2022	December 31, 2021
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$223,898	$254,049
Payroll and related expenses	164,303	162,694
Lease liabilities	23,650	23,392
Other accrued expenses	220,542	218,089
Income taxes	84,571	35,443
Total current liabilities	716,964	693,667

Long-term debt less current portion	458,120	455,666
U.S. transition tax payable	83,010	110,681
Deferred income taxes	52,382	69,003
Long-term lease liabilities	95,747	99,987
Other liabilities	84,575	95,861
Accrued pension and other postretirement costs	229,467	271,672
Total liabilities	1,720,265	1,796,537

Equity:
Vishay stockholders' equity
Common stock	13,291	13,271
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,351,470	1,347,830
Retained earnings	714,588	401,694
Treasury stock (at cost)	(54,671)	-
Accumulated other comprehensive income (loss)	(129,093)	(20,252)
Total Vishay stockholders' equity	1,896,795	1,743,753
Noncontrolling interests	3,486	2,967
Total equity	1,900,281	1,746,720
Total liabilities and equity	$3,620,546	$3,543,257

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	October 1, 2022	October 2, 2021

Net revenues	$924,798	$813,663
Costs of products sold	635,260	587,927
Gross profit	289,538	225,736

Selling, general, and administrative expenses	106,436	102,215
Operating income	183,102	123,521

Other income (expense):
Interest expense	(4,110)	(4,427)
Other	2,137	(2,679)
Total other income (expense)	(1,973)	(7,106)

Income before taxes	181,129	116,415

Income tax expense	40,566	19,333

Net earnings	140,563	97,082

Less: net earnings attributable to noncontrolling interests	502	262

Net earnings attributable to Vishay stockholders	$140,061	$96,820

Basic earnings per share attributable to Vishay stockholders	$0.98	$0.67

Diluted earnings per share attributable to Vishay stockholders	$0.98	$0.67

Weighted average shares outstanding - basic	142,887	145,017

Weighted average shares outstanding - diluted	143,447	145,458

Cash dividends per share	$0.100	$0.095

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	October 1, 2022	October 2, 2021

Net earnings	$140,563	$97,082

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	1,321	1,850

Foreign currency translation adjustment	(50,070)	(17,242)

Other comprehensive income (loss)	(48,749)	(15,392)

Comprehensive income	91,814	81,690

Less: comprehensive income attributable to noncontrolling interests	502	262

Comprehensive income attributable to Vishay stockholders	$91,312	$81,428

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 1, 2022	October 2, 2021

Net revenues	$2,642,103	$2,397,415
Costs of products sold	1,832,234	1,739,458
Gross profit	809,869	657,957

Selling, general, and administrative expenses	329,691	311,800
Operating income	480,178	346,157

Other income (expense):
Interest expense	(12,639)	(13,246)
Other	(2,234)	(12,159)
Total other income (expense)	(14,873)	(25,405)

Income before taxes	465,305	320,752

Income tax expense	108,023	58,646

Net earnings	357,282	262,106

Less: net earnings attributable to noncontrolling interests	1,260	659

Net earnings attributable to Vishay stockholders	$356,022	$261,447

Basic earnings per share attributable to Vishay stockholders	$2.47	$1.80

Diluted earnings per share attributable to Vishay stockholders	$2.46	$1.80

Weighted average shares outstanding - basic	143,983	145,000

Weighted average shares outstanding - diluted	144,470	145,455

Cash dividends per share	$0.300	$0.285

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	October 1, 2022	October 2, 2021

Net earnings	$357,282	$262,106

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	4,245	5,734

Foreign currency translation adjustment	(113,086)	(34,906)

Other comprehensive income (loss)	(108,841)	(29,172)

Comprehensive income	248,441	232,934

Less: comprehensive income attributable to noncontrolling interests	1,260	659

Comprehensive income attributable to Vishay stockholders	$247,181	$232,275

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 1, 2022	October 2, 2021

Operating activities
Net earnings	$357,282	$262,106
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	121,301	125,095
(Gain) loss on disposal of property and equipment	(372)	(254)
Inventory write-offs for obsolescence	18,197	14,960
Deferred income taxes	8,843	(4,208)
Other	4,272	8,376
Change in U.S. transition tax liability	(14,757)	(14,757)
Change in repatriation tax liability	(25,201)	-
Net change in operating assets and liabilities	(151,773)	(80,866)
Net cash provided by operating activities	317,792	310,452

Investing activities
Capital expenditures	(172,175)	(118,156)
Proceeds from sale of property and equipment	472	1,257
Purchase of short-term investments	(182,079)	(55,491)
Maturity of short-term investments	132,892	126,171
Other investing activities	(199)	347
Net cash used in investing activities	(221,089)	(45,872)

Financing activities
Repurchase of convertible debt instruments	-	(300)
Dividends paid to common stockholders	(39,433)	(37,823)
Dividends paid to Class B common stockholders	(3,629)	(3,448)
Repurchase of common stock held in treasury	(54,671)	-
Distributions to noncontrolling interests	(741)	(800)
Cash withholding taxes paid when shares withheld for vested equity awards	(2,123)	(1,963)
Net cash used in financing activities	(100,597)	(44,334)
Effect of exchange rate changes on cash and cash equivalents	(35,222)	(8,360)

Net increase (decrease) in cash and cash equivalents	(39,116)	211,886

Cash and cash equivalents at beginning of period	774,108	619,874
Cash and cash equivalents at end of period	$734,992	$831,760

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$13,256	$1,210	$1,409,200	$138,990	$13,559	$1,576,215	$2,800	$1,579,015
Cumulative effect of accounting change for adoption of ASU 2020-06	-	-	(66,078)	20,566	-	(45,512)	-	(45,512)
Net earnings	-	-	-	71,435	-	71,435	208	71,643
Other comprehensive income (loss)	-	-	-	-	(25,085)	(25,085)	-	(25,085)
Issuance of stock and related tax withholdings for vested restricted stock units (149,722 shares)	15	-	(1,978)	-	-	(1,963)	-	(1,963)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	4,120	-	-	4,120	-	4,120
Balance at April 3, 2021	$13,271	$1,210	$1,345,284	$217,214	$(11,526)	$1,565,453	$3,008	$1,568,461
Net earnings	-	-	-	93,192	-	93,192	189	93,381
Other comprehensive income	-	-	-	-	11,305	11,305	-	11,305
Distributions to noncontrolling interests	-	-	-	-	-	-	(800)	(800)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	828	-	-	828	-	828
Balance at July 3, 2021	$13,271	$1,210	$1,346,132	$296,629	$(221)	$1,657,021	$2,397	$1,659,418
Net earnings	-	-	-	96,820	-	96,820	262	97,082
Other comprehensive income (loss)	-	-	-	-	(15,392)	(15,392)	-	(15,392)
Dividends declared ($0.095 per share)	-	-	20	(13,777)	-	(13,757)	-	(13,757)
Stock compensation expense	-	-	828	-	-	828	-	828
Balance at October 2, 2021	$13,271	$1,210	$1,346,980	$379,672	$(15,613)	$1,725,520	$2,659	$1,728,179

 Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity (continued)
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$13,271	$1,210	$1,347,830	$401,694	$-	$(20,252)	$1,743,753	$2,967	$1,746,720
Net earnings	-	-	-	103,573	-	-	103,573	377	103,950
Other comprehensive income (loss)	-	-	-	-	-	(11,925)	(11,925)	-	(11,925)
Issuance of stock and related tax withholdings for vested restricted stock units (189,731 shares)	19	-	(2,142)	-	-	-	(2,123)	-	(2,123)
Dividends declared ($0.10 per share)	-	-	22	(14,491)	-	-	(14,469)	-	(14,469)
Stock compensation expense	-	-	3,842	-	-	-	3,842	-	3,842
Repurchase of common stock held in treasury (513,227 shares)	-	-	-	-	(9,873)	-	(9,873)	-	(9,873)
Balance at April 2, 2022	$13,290	1,210	1,349,552	490,776	(9,873)	(32,177)	1,812,778	3,344	1,816,122
Net earnings	-	-	-	112,388	-	-	112,388	381	112,769
Other comprehensive income (loss)	-	-	-	-	-	(48,167)	(48,167)	-	(48,167)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(733)	(733)
Issuance of stock and related tax withholdings for vested restricted stock units (11,308 shares)	1	-	(1)	-	-	-	-	-	-
Dividends declared ($0.10 per share)	-	-	22	(14,361)	-	-	(14,339)	-	(14,339)
Stock compensation expense	-	-	1,047	-	-	-	1,047	-	1,047
Repurchase of common stock held in treasury (1,400,039 shares)	-	-	-	-	(26,288)	-	(26,288)	-	(26,288)
Balance at July 2, 2022	$13,291	1,210	1,350,620	588,803	(36,161)	(80,344)	1,837,419	2,992	1,840,411
Net earnings	-	-	-	140,061	-	-	140,061	502	140,563
Other comprehensive income (loss)	-	-	-	-	-	(48,749)	(48,749)	-	(48,749)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(8)	(8)
Dividends declared ($0.10 per share)	-	-	22	(14,276)	-	-	(14,254)	-	(14,254)
Stock compensation expense	-	-	828	-	-	-	828	-	828
Repurchase of common stock held in treasury (978,338 shares)	-	-	-	-	(18,510)	-	(18,510)	-	(18,510)
Balance at October 1, 2022	$13,291	1,210	1,351,470	714,588	(54,671)	(129,093)	1,896,795	3,486	1,900,281

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  The results of operations for the fiscal quarter and nine fiscal months ended October 1, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 - Acquisition Activities

As part of its growth strategy, the Company seeks to expand through targeted acquisitions of other manufacturers of electronic components.  These acquisition targets include businesses that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.  It also includes certain businesses that possess technologies which the Company expects to further develop and commercialize.

Subsequent Event

On October 28, 2022, 2022, Vishay acquired MaxPower Semiconductor, Inc. ("MaxPower"), a San Jose, California-based fabless power semiconductor provider dedicated to delivering innovative and cost-effective technologies that optimize power management solutions.  MaxPower's proprietary device structures and process techniques provide leading edge silicon and silicon carbide ("SiC") MOSFET products.  Its SiC product development targets automotive and industrial applications.

Vishay paid cash of $50,000, net of cash acquired, at closing.  Related to the transaction, Vishay may also be required to make certain contingent payments of up to $57,500, which would be payable upon the achievement of certain technology milestones and the occurrence of certain non-operating events.  The purchase price for U.S. GAAP purposes will include the fair value, as of the acquisition date, of certain future contingent payments.  To the extent contingent payments are deemed compensatory in nature, such payments will be recognized as expense in future periods, and will thus not be included in the U.S. GAAP purchase price.

MaxPower will be incorporated into Vishay’s MOSFETs reportable segment, and the goodwill related to this acquisition will be included in the MOSFETs reporting unit for goodwill impairment testing.

Note 3 – Impact of COVID-19 Pandemic

The Company's operations in the People's Republic of China, particularly in Shanghai, were impacted by COVID-19 government mandated shut-downs of the Company's facilities in the second fiscal quarter of 2022.  The Company incurred incremental costs separable from normal operations that are directly related to the shut-downs, primarily wages paid to manufacturing employees during the shut-downs, additional wages and hardship allowances for working during lockdown periods, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  The net impact of the costs and subsidies are reported as cost of products sold ($6,661) and selling, general, and administrative expenses of ($546) based on employee function on the consolidated condensed statement of operations for the nine fiscal months ended October 1, 2022.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	October 1, 2022	December 31, 2021
Right of use assets
Operating Leases
Buildings and improvements	$114,620	$112,951
Machinery and equipment	4,056	4,684
Total	$118,676	$117,635
Current lease liabilities
Operating Leases
Buildings and improvements	$21,395	$20,851
Machinery and equipment	2,255	2,541
Total	$23,650	$23,392
Long-term lease liabilities
Operating Leases
Buildings and improvements	$94,023	$97,890
Machinery and equipment	1,724	2,097
Total	$95,747	$99,987
Total lease liabilities	$119,397	$123,379

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Lease expense
Operating lease expense	$6,258	$6,170	$19,014	$18,570
Short-term lease expense	212	691	752	1,444
Variable lease expense	119	97	219	290
Total lease expense	$6,589	$6,958	$19,985	$20,304

The Company paid $18,062 and $18,000 for its operating leases in the nine fiscal months ended October 1, 2022 and October 2, 2021, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.4 years and the weighted-average discount rate is 5.4% as of October 1, 2022.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

October 1, 2022
2022 (excluding the nine fiscal months ended October 1, 2022)	$5,928
2023	23,302
2024	21,174
2025	18,072
2026	16,004
Thereafter	60,917

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended October 1, 2022 and October 2, 2021 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

The Company recognized tax benefits of $5,941 in the third fiscal quarter of 2022 for changes in uncertain tax positions following the resolution of a tax audit.

The Company repatriated $81,243 to the United States in the second fiscal quarter of 2022 pursuant to the repatriation program initiated in response to a change in Israeli tax law.  The Company paid withholding taxes, foreign taxes, and Israeli clawback taxes of $25,201 due to the repatriation.  Tax expense for the repatriation was recorded in 2021 when the tax law was enacted.

During the nine fiscal months ended October 1, 2022, the liabilities for unrecognized tax benefits decreased by $11,489 on a net basis, primarily due to payments, settlements, and currency translation adjustments, partially offset by accruals for current year tax positions and interest.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	October 1, 2022	December 31, 2021

Credit facility	$-	$-
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(7,224)	(9,678)
	458,120	455,666
Less current portion	-	-
	$458,120	$455,666

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2025 as of October 1, 2022:

Convertible Senior Notes Due 2025
Issuance date	June 12, 2018
Maturity date	June 15, 2025
Principal amount as of October 1, 2022	$465,344
Cash coupon rate (per annum)	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%
Conversion rate effective September 8, 2022 (per $1 principal amount)	32.0259
Effective conversion price effective September 8, 2022 (per share)	$31.22
130% of the current effective conversion price (per share)	$40.59

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

Note 7 - Stockholders' Equity

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

The following table summarizes activity pursuant to this policy:

	Fiscal quarter ended	Nine fiscal months ended
	October 1, 2022	October 1, 2022
Dividends paid to stockholders	$14,254	$43,062
Stock repurchases	18,510	54,671
Total	$32,764	$97,733

The repurchased shares are being held as treasury stock. The Company records treasury stock at cost, inclusive of fees, commissions and other expenses, when outstanding common shares are repurchased.  As of December 31, 2021, no shares of common stock were held as treasury stock.  As of October 1, 2022, 2,891,604 shares of common stock are being held as treasury stock.

Note 8 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Beginning balance	$40,775	$41,262	$39,759	$39,629
Sales allowances	33,015	22,850	79,432	68,689
Credits issued	(32,202)	(28,948)	(76,497)	(72,744)
Foreign currency	(849)	(314)	(1,955)	(724)
Ending balance	$40,739	$34,850	$40,739	$34,850

Note 9 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2022	$(58,908)	$38,656	$(20,252)
Other comprehensive income (loss) before reclassifications	-	(113,086)	$(113,086)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	(113,086)	$(113,086)
Amounts reclassified out of AOCI	6,285	-	$6,285
Tax effect	(2,040)	-	$(2,040)
Amounts reclassified out of AOCI, net of tax	4,245	-	$4,245
Net other comprehensive income (loss)	$4,245	$(113,086)	$(108,841)
Balance at October 1, 2022	$(54,663)	$(74,430)	$(129,093)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2022 and 2021 for the Company’s defined benefit pension plans:

	Fiscal quarter ended October 1, 2022		Fiscal quarter ended October 2, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,010	$-	$1,167
Interest cost	280	768	254	738
Expected return on plan assets	-	(418)	-	(414)
Amortization of prior service cost	36	50	36	49
Amortization of losses	427	1,140	447	1,851
Curtailment and settlement losses	-	257	-	203
Net periodic benefit cost	$743	$2,807	$737	$3,594

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 1, 2022 and October 2, 2021 for the Company’s defined benefit pension plans:

	Nine fiscal months ended October 1, 2022		Nine fiscal months ended October 2, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$3,195	$-	$3,548
Interest cost	841	2,433	762	2,246
Expected return on plan assets	-	(1,318)	-	(1,250)
Amortization of prior service cost	108	159	108	150
Amortization of losses	1,280	3,616	1,340	5,622
Curtailment and settlement losses	-	801	-	604
Net periodic benefit cost	$2,229	$8,886	$2,210	$10,920

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2022 and 2021 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended October 1, 2022		Fiscal quarter ended October 2, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$10	$57	$25	$70
Interest cost	45	13	41	10
Amortization of losses	86	20	13	29
Net periodic benefit cost	$141	$90	$79	$109

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 1, 2022 and October 2, 2021 for the Company’s other postretirement benefit plans:

	Nine fiscal months ended October 1, 2022		Nine fiscal months ended October 2, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$29	$180	$76	$211
Interest cost	134	42	123	32
Amortization of losses	257	64	39	88
Net periodic benefit cost	$420	$286	$238	$331

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Restricted stock units	$828	$828	$5,495	5,567
Phantom stock units	-	-	222	209
Total	$828	$828	$5,717	5,776

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at October 1, 2022 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$4,068	0.8
Phantom stock units	-	n/a
Total	$4,068

The Company currently expects all performance-based RSUs to vest and all of the associated unrecognized compensation cost for performance-based RSUs presented in the table above to be recognized.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity under the Company's 2007 Stock Incentive Program (the "2007 Program") as of October 1, 2022 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2022	877	$20.08
Granted	336	19.13
Vested*	(306)	20.04
Cancelled or forfeited	(13)	20.50
Outstanding at October 1, 2022	894	$19.73

Expected to vest at October 1, 2022	894

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

Phantom Stock Units

Phantom stock unit activity under the 2007 Program as of October 1, 2022 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2022	212
Granted	10	$22.20
Dividend equivalents issued	3
Outstanding at October 1, 2022	225

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other*	Total
Fiscal quarter ended October 1, 2022:
Net revenues	$225,186	$209,012	$73,447	$207,437	$83,503	$126,213	$-	$924,798

Segment Operating Income	$71,867	$51,368	$22,021	$61,621	$22,585	$25,310	$-	$254,772

Fiscal quarter ended October 2, 2021:
Net revenues	$175,499	$185,306	$70,750	$181,189	$84,816	$116,103	$-	$813,663

Segment Operating Income	$43,717	$41,363	$19,708	$43,547	$24,368	$19,913	$-	$192,616

Nine fiscal months ended October 1, 2022:
Net revenues	$556,255	$583,429	$232,399	$627,645	$255,888	$386,487	$-	$2,642,103

Segment Operating Income	$164,993	$140,307	$72,575	$183,414	$71,698	$80,330	$(6,661)	$706,656

Nine fiscal months ended October 2, 2021:
Net revenues	$496,659	$517,299	$224,316	$562,513	$253,813	$342,815	$-	$2,397,415

Segment Operating Income	$108,434	$106,304	$61,070	$142,288	$75,902	$62,462	$-	$556,460

*Amounts reported in Corporate/Other above represent unallocated costs directly related to the COVID-19 pandemic, which are reported as costs of products sold on the consolidated condensed statement of operations.

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Reconciliation:
Segment Operating Income	$254,772	$192,616	$706,656	$556,460
Impact of the COVID-19 Pandemic on Selling, General, and Administrative Expenses	-	-	(546)	-
Unallocated Selling, General, and Administrative Expenses	(71,670)	(69,095)	(225,932)	(210,303)
Consolidated Operating Income	$183,102	$123,521	$480,178	$346,157
Unallocated Other Income (Expense)	(1,973)	(7,106)	(14,873)	(25,405)
Consolidated Income Before Taxes	$181,129	$116,415	$465,305	$320,752

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Distributors	$536,289	$483,766	$1,549,872	$1,400,700
OEMs	322,260	278,358	908,384	850,413
EMS companies	66,249	51,539	183,847	146,302
Total Revenue	$924,798	$813,663	$2,642,103	$2,397,415

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Asia	$352,160	$365,133	$1,040,942	$1,034,936
Europe	296,779	263,650	862,728	800,801
Americas	275,859	184,880	738,433	561,678
Total Revenue	$924,798	$813,663	$2,642,103	$2,397,415

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Industrial	$362,380	$335,047	$1,050,704	$927,981
Automotive	286,331	240,764	799,504	743,766
Telecommunications	32,288	24,580	92,184	72,438
Computing	52,206	58,703	177,172	183,234
Consumer Products	50,235	43,839	132,090	128,243
Power Supplies	50,822	42,082	132,248	119,373
Military and Aerospace	56,861	40,198	159,062	124,909
Medical	33,675	28,450	99,139	97,471
Total revenue	$924,798	$813,663	$2,642,103	$2,397,415

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Numerator:
Net earnings attributable to Vishay stockholders	$140,061	$96,820	$356,022	$261,447

Denominator:
Denominator for basic earnings per share:
Weighted average shares	142,663	144,808	143,760	144,792
Outstanding phantom stock units	224	209	223	208
Adjusted weighted average shares	142,887	145,017	143,983	145,000

Effect of dilutive securities:
Convertible debt instruments	-	-	-	3
Restricted stock units	560	441	487	452
Dilutive potential common shares	560	441	487	455

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	143,447	145,458	144,470	145,455

Basic earnings per share attributable to Vishay stockholders	$0.98	$0.67	$2.47	$1.80

Diluted earnings per share attributable to Vishay stockholders	$0.98	$0.67	$2.46	$1.80

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Restricted stock units	168	317	278	317

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 14 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
October 1, 2022
Assets:
Assets held in rabbi trusts	$46,802	$25,050	$21,752	$-
Available for sale securities	$3,317	3,317	-	-
Precious metals	$3,077	3,077	-	-
	$53,196	$31,444	$21,752	$-
December 31, 2021
Assets:
Assets held in rabbi trusts	$59,687	$32,713	26,974	$-
Available for sale securities	$4,455	4,455	-	-
	$64,142	$37,168	$26,974	$-

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

The Company has entered into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The Company had no outstanding forward contracts as of October 1, 2022.  The notional amount of the forward contracts was $100,000 as of December 31, 2021.  The forward contracts were short-term in nature and were renewed at the Company's discretion until the intercompany loans were repaid.  We did not designate the forward contracts as hedges for accounting purposes, and as such the change in the fair value of the contracts would be recognized in the consolidated condensed statements of operations as a component of other income (expense). The Company estimates the fair value of the forward contracts based on applicable and commonly used pricing models using current market information and was considered a Level 2 measurement within the fair value hierarchy.  The value of the forward contracts was immaterial as of December 31, 2021.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at October 1, 2022 and December 31, 2021 is approximately $435,400 and $485,500, respectively, compared to its carrying value, excluding the deferred financing costs, of $465,344 and $465,344, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At October 1, 2022 and December 31, 2021, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At October 1, 2022 and December 31, 2021, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

Our operations in the People's Republic of China, particularly in Shanghai, were impacted by COVID-19 government mandated shut-downs in the second fiscal quarter of 2022.  These manufacturing facilities were temporarily closed and some were operating at levels less than full capacity.  We incurred incremental costs separable from normal operations that are directly related to the government mandated shut-downs, primarily wages paid to manufacturing employees during the shut-downs, additional wages and hardship allowances for working during lockdown periods, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  The net impact of the costs and subsidies are reported as cost of products sold ($6.7 million) and selling, general, and administrative expenses ($0.5 million) based on employee function on the consolidated condensed statement of operations for the nine fiscal months ended October 1, 2022.  We exclude from the amounts reported above any expenses incurred outside of the People's Republic of China and all indirect financial changes from the COVID-19 pandemic such as general macroeconomic effects and higher shipping costs due to reduced shipping capacity.  In this volatile economic environment, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  We have significant liquidity to withstand temporary disruptions in the economic environment.

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  Despite ongoing global challenges and further accelerating inflation, net revenues and margins have increased versus the prior fiscal quarter and the prior year quarter.  We continue to maximize manufacturing output at all facilities and increase critical manufacturing capacities.  Partially due to the resumption of sales in the third fiscal quarter following government mandated shut-downs, the book-to-bill ratios and backlogs have decreased.  Average selling prices remain stable after broad increases in prior periods.

Net revenues for the fiscal quarter ended October 1, 2022 were $924.8 million, compared to $863.5 million and $813.7 million for the fiscal quarters ended July 2, 2022 and October 2, 2021, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended October 1, 2022 were $140.1 million, or $0.98 per diluted share, compared to $112.4 million, or $0.78 per diluted share for the fiscal quarter ended July 2, 2022, and $96.8 million, or $0.67 per diluted share for the fiscal quarter ended October 2, 2021.

Net revenues for the nine fiscal months ended October 1, 2022 were $2,642.1 million, compared to $2,397.4 million for the nine fiscal months ended October 2, 2021.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended October 1, 2022 were $356.0 million, or $2.46 per diluted share, compared to $261.4 million, or $1.80 per diluted share for the nine fiscal months ended October 2, 2021.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Nine fiscal months ended
	October 1, 2022	July 2, 2022	October 2, 2021	October 1, 2022	October 2, 2021

GAAP net earnings attributable to Vishay stockholders	$140,061	$112,388	$96,820	$356,022	$261,447

Reconciling items affecting gross income:
Impact of COVID-19 pandemic	$-	$6,661	$-	$6,661	$-

Other reconciling items affecting operating income:
Impact of COVID-19 pandemic	$-	$546	$-	$546	$-

Reconciling items affecting tax expense:
Effects of changes in uncertain tax positions	$(5,941)	$-	$-	$(5,941)	$-
Effects of changes in valuation allowances	-	-	(5,714)	-	(5,714)
Changes in tax laws and regulations	-	-	-	-	(8,276)
Tax effects of pre-tax items above	-	(1,802)	-	(1,802)	-

Adjusted net earnings	$134,120	$117,793	$91,106	$355,486	$247,457

Adjusted weighted average diluted shares outstanding	143,447	144,397	145,458	144,470	145,455

Adjusted earnings per diluted share	$0.93	$0.82	$0.63	$2.46	$1.70

The following table reconciles gross profit by segment to consolidated gross profit. Direct costs of the COVID-19 pandemic are not allocated to the segments as the chief operating decision maker's evaluation of segment performance does not include these costs.

	Fiscal quarters ended			Nine fiscal months ended
	October 1, 2022	July 2, 2022	October 2, 2021	October 1, 2022	October 2, 2021

MOSFETs	$83,121	$55,438	$53,868	$197,305	$138,410
Diodes	56,339	53,369	46,756	155,495	122,929
Optoelectronic Components	25,959	26,430	23,810	84,820	73,958
Resistors	68,461	70,532	49,729	204,015	161,631
Inductors	25,692	29,690	26,857	80,231	83,288
Capacitors	29,966	32,425	24,716	94,664	77,741
Unallocated gross profit (loss)	-	(6,661)	-	(6,661)	-
Gross profit	$289,538	$261,223	$225,736	$809,869	$657,957

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.

	Fiscal quarters ended			Nine fiscal months ended
	October 1, 2022	July 2, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net cash provided by continuing operating activities	$209,480	$74,727	$135,669	$317,792	$310,452
Proceeds from sale of property and equipment	95	305	1,023	472	1,257
Less: Capital expenditures	(76,475)	(59,791)	(57,446)	(172,175)	(118,156)
Free cash	$133,100	$15,241	$79,246	$146,089	$193,553

Our results for the fiscal quarters ended October 1, 2022, July 2, 2022, and October 2, 2021 represent the continuation of the favorable business conditions that we have been experiencing.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.
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

The following table summarizes activity pursuant to this policy (in thousands):

	Fiscal quarter ended	Nine fiscal months ended
	October 1, 2022	October 1, 2022
Dividends paid to stockholders	$14,254	$43,062
Stock repurchases	18,510	54,671
Total	$32,764	$97,733

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2021 through the third fiscal quarter of 2022 (dollars in thousands):

	3rd Quarter 2021	4th Quarter 2021	1st Quarter 2022	2nd Quarter 2022	3rd Quarter 2022

Net revenues	$813,663	$843,072	$853,793	$863,512	$924,798

Gross profit margin(1)	27.7%	27.3%	30.3%	30.3%	31.3%

Operating margin(2)	15.2%	14.4%	17.1%	17.5%	19.8%

End-of-period backlog	$2,243,900	$2,306,500	$2,416,700	$2,425,200	$2,261,400

Book-to-bill ratio	1.26	1.09	1.14	1.07	0.88

Inventory turnover	4.5	4.5	4.2	3.8	4.1

Change in ASP vs. prior quarter	1.3%	1.3%	2.4%	2.9%	0.0%
_________________________________________

(1) Gross margin for the second fiscal quarter of 2022 includes $6.7 million of expenses directly related to the COVID-19 pandemic (see Note 3 to our consolidated condensed financial statements).
(2) Operating margin for the second fiscal quarter of 2022 includes $7.2 million of expenses directly related to the COVID-19 pandemic (see Note 3 to our consolidated condensed financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased significantly versus the third fiscal quarter of 2021 primarily due to higher volume and higher average selling prices.  Revenues increased slightly versus the prior fiscal quarter primarily due to higher volume.  The increased volume is partially due to operations and sales resuming following the two-month government mandated COVID-19 shut-down of our manufacturing facilities in Shanghai, People's Republic of China that significantly impacted our semiconductor segments in the second fiscal quarter of 2022.  The book-to-bill ratio and backlog were negatively impacted by the catch-up in sales during the third fiscal quarter.  We continue to increase manufacturing capacity for critical product lines.  Average selling prices were stable in the third fiscal quarter following broad price increases that we implemented in prior periods across the product portfolio to offset increased materials and transportation costs and accelerating general inflation.

Gross profit margin increased versus prior fiscal quarter and the second fiscal quarter of 2021.  The increase versus the prior fiscal quarter is primarily due to higher volume.  The increase versus the third fiscal quarter of 2021 is primarily due to higher average selling prices and higher volume.

The book-to-bill ratio in the third fiscal quarter of 2022 decreased to 0.88 versus 1.07 in the second fiscal quarter of 2022.  The book-to-bill ratio was negatively impacted by the catch-up in semiconductor sales during the third fiscal quarter.  The book-to-bill ratios in the third fiscal quarter of 2022 for distributors and original equipment manufacturers ("OEM") were 0.77 and 1.03, respectively, versus ratios of 1.05 and 1.11, respectively, during the second fiscal quarter of 2022.

For the fourth fiscal quarter of 2022, we anticipate revenues between $860 million and $900 million at a gross margin of 30.0% plus/minus 50 basis points.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2021 through the third fiscal quarter of 2022 (dollars in thousands):

	3rd Quarter 2021	4th Quarter 2021	1st Quarter 2022	2nd Quarter 2022	3rd Quarter 2022
MOSFETs
Net revenues	$175,499	$171,339	$172,674	$158,395	$225,186

Book-to-bill ratio	1.19	1.01	1.28	1.14	0.78

Gross profit margin	30.7%	30.1%	34.0%	35.0%	36.9%

Segment operating margin	24.9%	23.5%	28.1%	28.2%	31.9%

Diodes
Net revenues	$185,306	$192,117	$182,334	$192,083	$209,012

Book-to-bill ratio	1.31	1.10	1.16	1.10	0.79

Gross profit margin	25.2%	23.7%	25.1%	27.8%	27.0%

Segment operating margin	22.3%	20.6%	22.2%	25.3%	24.6%

Optoelectronic Components
Net revenues	$70,750	$78,398	$81,016	$77,936	$73,447

Book-to-bill ratio	1.36	1.22	0.78	0.86	0.57

Gross profit margin	33.7%	34.2%	40.0%	33.9%	35.3%

Segment operating margin	27.9%	27.2%	34.8%	28.7%	30.0%

Resistors
Net revenues	$181,189	$190,041	$207,032	$213,176	$207,437

Book-to-bill ratio	1.26	1.14	1.24	1.05	1.08

Gross profit margin	27.4%	28.5%	31.4%	33.1%	33.0%

Segment operating margin	24.0%	25.6%	28.1%	29.9%	29.7%

Inductors
Net revenues	$84,816	$81,825	$82,777	$89,608	$83,503

Book-to-bill ratio	1.11	1.13	1.14	0.97	1.02

Gross profit margin	31.7%	29.4%	30.0%	33.1%	30.8%

Segment operating margin	28.7%	26.4%	26.8%	30.0%	27.0%

Capacitors
Net revenues	$116,103	$129,352	$127,960	$132,314	$126,213

Book-to-bill ratio	1.37	1.04	1.02	1.17	0.95

Gross profit margin	21.3%	21.6%	25.2%	24.5%	23.7%

Segment operating margin	17.2%	17.7%	21.4%	20.9%	20.1%

Acquisition Activity

As part of its growth strategy, the Company seeks to expand through targeted acquisitions of other manufacturers of electronic components.  These acquisition targets include businesses that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.  It also includes certain businesses that possess technologies which the Company expects to further develop and commercialize.  To limit our financial exposure, we have implemented a policy not to pursue acquisitions if our post-acquisition debt would exceed 2.5x our pro forma earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  For these purposes, we calculate pro forma EBITDA as the adjusted EBITDA of Vishay and the target for Vishay’s four preceding fiscal quarters, with a pro forma adjustment for savings which management estimates would have been achieved had the target been acquired by Vishay at the beginning of the four fiscal quarter period.

Subsequent Event

On October 28, 2022, we acquired MaxPower Semiconductor, Inc. ("MaxPower"), a San Jose, California-based fabless power semiconductor provider dedicated to delivering innovative and cost-effective technologies that optimize power management solutions.  MaxPower's proprietary device structures and process techniques provide leading edge silicon and silicon carbide ("SiC") MOSFET products.  Its SiC product development targets automotive and industrial applications.

We paid cash of $50.0 million, net of cash acquired, at closing.  Related to the transaction, we may also be required to make certain contingent payments of up to $57.5 million, which would be payable upon the achievement of certain technology milestones and the occurrence of certain non-operating events.  The purchase price for U.S. GAAP purposes will include the fair value, as of the acquisition date, of certain future contingent payments.  To the extent contingent payments are deemed compensatory in nature, such payments will be recognized as expense in future periods, and will thus not be included in the U.S. GAAP purchase price.
There is no assurance that we will be able to identify and acquire additional suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Nine fiscal months ended
	October 1, 2022	July 2, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cost of products sold	68.7%	69.7%	72.3%	69.3%	72.6%
Gross profit	31.3%	30.3%	27.7%	30.7%	27.4%
Selling, general & administrative expenses	11.5%	12.8%	12.6%	12.5%	13.0%
Operating income	19.8%	17.5%	15.2%	18.2%	14.4%
Income before taxes and noncontrolling interest	19.6%	17.1%	14.3%	17.6%	13.4%
Net earnings attributable to Vishay stockholders	15.1%	13.0%	11.9%	13.5%	10.9%
________
Effective tax rate	22.4%	23.8%	16.6%	23.2%	18.3%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 1, 2022	July 2, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues	$924,798	$863,512	$813,663	$2,642,103	$2,397,415

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 1, 2022		Nine fiscal months ended October 1, 2022
	Change in net revenues	% change	Change in net revenues	% change
July 2, 2022	$61,286	7.1%	n/a	n/a
October 2, 2021	$111,135	13.7%	$244,688	10.2%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	9.1%	10.1%	6.1%
Change in average selling prices	0.0%	8.0%	7.4%
Foreign currency effects	-1.7%	-5.4%	-4.1%
Acquisition	0.0%	0.3%	0.4%
Other	-0.3%	0.7%	0.4%
Net change	7.1%	13.7%	10.2%

We continue to experience good economic conditions while we continue to increase critical manufacturing capacities.  Average selling prices were stable in the third fiscal quarter following broad price increases implemented across the product portfolio in prior periods.  Net revenues increased significantly versus the prior fiscal quarter and the prior year periods primarily due to increases in volume and increases in average selling prices versus the prior year periods.  Volume in the third fiscal quarter of 2022 was positively impacted by the resumption of operations and sales following a two-month government mandated shut-down of two facilities in Shanghai, People's Republic of China, in response to the COVID-19 pandemic in the second fiscal quarter.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended October 1, 2022 were 31.3%, versus 30.3% and 27.7%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the nine fiscal months ended October 1, 2022 were 30.7%, versus 27.4% for the comparable prior year period.  The increases versus the prior year periods are primarily due to higher average selling prices and increased volume, partially offset by inflationary impacts, particularly increased metals and transportation costs, and negative exchange rate impacts.  The gross profit margin increased versus the prior fiscal quarter primarily due to increased volume, partially offset by inflationary impacts, particularly increased metals and transportation costs and the negative impact of an inventory decrease.

Segments

Analysis of revenues and margins for our segments is provided below.  Direct costs of the COVID-19 pandemic are not allocated to the segments.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 1, 2022	July 2, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Net revenues	$225,186	$158,395	$175,499	$556,255	$496,659
Gross profit margin	36.9%	35.0%	30.7%	35.5%	27.9%
Segment operating margin	31.9%	28.2%	24.9%	29.7%	21.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 1, 2022		Nine fiscal months ended October 1, 2022
	Change in net revenues	% change	Change in net revenues	% change
July 2, 2022	$66,791	42.2%	n/a	n/a
October 2, 2021	$49,687	28.3%	$59,596	12.0%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	44.9%	18.2%	2.8%
Increase in average selling prices	0.1%	10.9%	11.3%
Foreign currency effects	-1.3%	-3.7%	-2.4%
Other	-1.5%	2.9%	0.3%
Net change	42.2%	28.3%	12.0%

The MOSFET segment net revenues increased significantly versus the prior fiscal quarter and the prior year periods.  The increases versus the prior fiscal quarter and prior year quarter are primarily due to increased volume as operations and sales resumed following the two-month government mandated COVID-19 shut-down in Shanghai, People's Republic of China that required an almost complete closure of our main manufacturing facility in the second fiscal quarter of 2022.  Increased average selling prices are the primary factor for the increase versus the prior year-to-date period and also contributed to the increase versus the prior year quarter.  All regions and sales channels, particularly distribution customers in the Americas region, contributed to the increased revenue.

Gross profit margin increased versus the prior fiscal quarter and especially versus the prior year periods.  The increase versus the prior fiscal quarter was primarily due to increased sales volume, partially offset by the negative impact of an inventory decrease following the resumption of operations and sales in Shanghai, People's Republic of China in the third fiscal quarter.  The increases versus the prior year periods were primarily due to increased average selling prices, increased sales volume, and a positive change in the sales mix toward more profitable products such as ICs.

The segment operating margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to increased gross profit.  Increased segment SG&A expenses primarily due to increased R&D activity limited the increases.

Average selling prices were flat versus the prior fiscal quarter, but increased versus the prior year periods due to the strategic price increases implemented in prior periods.
We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We have begun building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, which we expect will increase our in-house wafer capacity by approximately 70% within 3-4 years and allow us to balance our in-house and foundry wafer supply.

Diodes

Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 1, 2022	July 2, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Net revenues	$209,012	$192,083	$185,306	$583,429	$517,299
Gross profit margin	27.0%	27.8%	25.2%	26.7%	23.8%
Segment operating margin	24.6%	25.3%	22.3%	24.0%	20.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 1, 2022		Nine fiscal months ended October 1, 2022
	Change in net revenues	% change	Change in net revenues	% change
July 2, 2022	$16,929	8.8%	n/a	n/a
October 2, 2021	$23,706	12.8%	$66,130	12.8%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	10.6%	6.5%	4.9%
Change in average selling prices	-0.1%	10.7%	11.0%
Foreign currency effects	-1.6%	-4.9%	-3.7%
Other	-0.1%	0.5%	0.6%
Net change	8.8%	12.8%	12.8%

Net revenues of the Diodes segment increased significantly versus the prior fiscal quarter and the prior year periods.  Most end markets and customer channels contributed to the increases.  The increase versus the prior fiscal quarter is also due to increased volume as operations and sales resumed following extended government mandated COVID-19 shut-downs of our manufacturing facilities in the People's Republic of China, particularly Shanghai, in the second fiscal quarter.  The increases were negatively impacted by increased inventory at distribution customers in Asia.

Gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is due to the negative impact of an inventory decrease following the resumption of operations and sales in Shanghai, People's Republic of China in the third fiscal quarter and cost inflation, partially offset by increased sales volume.  The increases versus the prior year periods are primarily due to increased average selling prices, our cost reduction measures, and increases in sales volume, partially offset by significant cost inflation.

The segment operating margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The fluctuations are primarily due to gross profit fluctuations.  The impact of a weaker euro decreased segment SG&A expenses, particularly versus the prior year periods.

Average selling prices decreased versus the prior fiscal quarter, but remain significantly higher than the prior year periods due to the strategic price increases implemented across the product portfolio in prior periods.

Optoelectronic Components

Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended						Nine fiscal months ended
	October 1, 2022		July 2, 2022		October 2, 2021		October 1, 2022	October 2, 2021

Net revenues	$	$ 73,447	$	$ 77,936	$	$ 70,750	$232,399	$224,316
Gross profit margin		35.3%		33.9%		33.7%	36.5%	33.0%
Segment operating margin		30.0%		28.7%		27.9%	31.2%	27.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 1, 2022		Nine fiscal months ended October 1, 2022
	Change in net revenues	% change	Change in net revenues	% change
July 2, 2022	$-4,489	-5.8%	n/a	n/a
October 2, 2021	$2,697	3.8%	8,083	3.6%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-3.0%	5.2%	1.1%
Change in average selling prices	-0.5%	5.7%	7.6%
Foreign currency effects	-1.9%	-6.4%	-4.8%
Other	-0.4%	-0.7%	-0.3%
Net change	-5.8%	3.8%	3.6%

Net revenues of our Optoelectronic Components segment decreased versus the prior fiscal quarter, but increased moderately versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to customers in the Asia and Europe regions, particularly distributor customers, partially offset by increased sales to customers in the Americas region, particularly distributor customers.  The increases versus the prior year periods were due to a significant increase in sales to customers in the Americas and Europe regions, partially offset by significant decrease in sales to customers in the Asia region.  The increases versus the prior year periods were primarily due to increased average selling prices and volume, partially offset by negative foreign currency impacts.

Gross profit margin increased versus the prior fiscal quarter and the prior year periods.  The increase versus the prior fiscal quarter is primarily due to the positive impact of an inventory increase.  The increases versus the prior year periods are primarily due to higher average selling prices, a more profitable product mix, and our cost reduction measures, partially offset by cost inflation.

The segment operating margin increased versus the prior fiscal quarter and the prior year periods.  The fluctuations are primarily due to fluctuations in gross profit margin.  Decreased segment SG&A expenses, primarily due to the weaker euro, positively impacted the segment operating margin.

Average selling prices decreased versus the prior fiscal quarter, but remain higher than the prior year periods due to the strategic price increases implemented across the product portfolio in prior periods.

We are now using our recently modernized and expanded wafer fab in Heilbronn, Germany.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 1, 2022	July 2, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Net revenues	$207,437	$213,176	$181,189	$627,645	$562,513
Gross profit margin	33.0%	33.1%	27.4%	32.5%	28.7%
Segment operating margin	29.7%	29.9%	24.0%	29.2%	25.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 1, 2022		Nine fiscal months ended October 1, 2022
	Change in net revenues	% change	Change in net revenues	% change
July 2, 2022	$-5,739	-2.7%	n/a	n/a
October 2, 2021	$26,248	14.5%	$65,132	11.6%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-1.4%	12.5%	10.7%
Increase in average selling prices	0.8%	7.7%	4.7%
Foreign currency effects	-2.1%	-7.6%	-5.7%
Acquisition	0.0%	1.4%	1.7%
Other	0.0%	0.5%	0.2%
Net change	-2.7%	14.5%	11.6%

Net revenues of the Resistors segment decreased slightly versus the prior fiscal quarter, but increased significantly versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to customers in all regions, particularly the Europe region, and military and aerospace, industrial, and distributor customers, which was partially offset by increased sales to EMS customers.  The increase versus the prior year periods is primarily due to increased sales to customers in all regions, particularly the Americas region, distributor and EMS customers, partially offset by decreased sales to automotive end market customers.  Increased sales to industrial end market customers also contributed to the increase versus the prior year-to-date period.  The acquisition of Barry Industries also contributed to the increase in net revenues versus the prior year periods.

The gross profit margin decreased slightly versus the prior fiscal quarter, but increased versus the prior year periods.  The slight decrease versus the prior fiscal quarter is primarily due to wage inflation, negative foreign currency exchange rate impacts, and higher fixed costs, mostly offset by increased average selling prices, lower metal prices, and improved efficiencies.  The increases versus the prior year periods are primarily due to increased sales volume, higher average selling prices, cost reductions, and greater efficiencies, partially offset by fixed cost increases, metal price increases, increased material procurement costs, increased labor costs, and negative foreign currency exchange rate impacts.

The segment operating margin decreased slightly versus the prior fiscal quarter, but increased versus the prior year periods.  The fluctuations are primarily due to fluctuations in gross profit.

Average selling prices increased versus the prior fiscal quarter and prior year periods.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses, such as Barry Industries.

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 1, 2022	July 2, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Net revenues	$83,503	$89,608	$84,816	$255,888	$253,813
Gross profit margin	30.8%	33.1%	31.7%	31.4%	32.8%
Segment operating margin	27.0%	30.0%	28.7%	28.0%	29.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 1, 2022		Nine fiscal months ended October 1, 2022
	Change in net revenues	% change	Change in net revenues	% change
July 2, 2022	$-6,105	-6.8%	n/a	n/a
October 2, 2021	$-1,313	-1.5%	$2,075	0.8%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-6.1%	-0.8%	1.1%
Change in average selling prices	-0.1%	1.6%	1.5%
Foreign currency effects	-0.8%	-2.2%	-1.8%
Other	0.2%	-0.1%	0.0%
Net change	-6.8%	-1.5%	0.8%

Net revenues of the Inductors segment decreased versus the prior fiscal quarter and the prior year quarter, but increased versus the prior year-to-date period.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to customers in all regions, particularly the Europe region, and decreased sales to distributor customers, partially offset by increased sales to EMS customers.  The decrease versus the prior year quarter is primarily due to decreased sales to customers in the Asia region and distribution customers, partially offset by increased sales to customers in the Americas and Europe regions and increased sales to EMS customers and industrial end market customers.  The increase versus the prior year-to-date period is primarily due to increased sales to customers in the Americas and Europe regions, EMS customers and military and aerospace and automotive end market customers.  The increase versus the prior year-to-date period is also due to increased sales to distributor and EMS customers, and military and aerospace end market customers, partially offset by decreased sales to customers in the Asia region, decreased sales to distributor customers, and decreased sales to automotive and industrial end market customers.

The gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower sales volume, inefficiencies, and increased material prices, partially offset by lower logistics costs and other cost savings measures.  The decrease versus the prior year quarter is primarily due to increased labor and material costs, inefficiencies, and negative foreign currency exchange rate impacts, partially offset by increased average selling prices.  The decrease versus the prior year-to-date period is primarily due to increased logistics, labor, and material costs, inefficiencies, and negative foreign currency exchange rate impacts, partially offset by higher sales volume, increased average selling prices. and other cost reduction measures.

The segment operating margin decreased versus the prior fiscal quarter and the prior year periods.  The decreases are primarily due to gross profit decreases.

Average selling prices decreased versus the prior fiscal quarter, but increased versus the prior year periods.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 1, 2022	July 2, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Net revenues	$126,213	$132,314	$116,103	$386,487	$342,815
Gross profit margin	23.7%	24.5%	21.3%	24.5%	22.7%
Segment operating margin	20.1%	20.9%	17.2%	20.8%	18.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended October 1, 2022		Nine fiscal months ended October 1, 2022
	Change in net revenues	% change	Change in net revenues	% change
July 2, 2022	$-6,101	-4.6%	n/a	n/a
October 2, 2021	$10,110	8.7%	$43,672	12.7%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	-1.7%	10.3%	13.1%
Change in average selling prices	-1.2%	5.5%	5.2%
Foreign currency effects	-2.1%	-7.2%	-5.7%
Other	0.4%	0.1%	0.1%
Net change	-4.6%	8.7%	12.7%

Net revenues of the Capacitors segment decreased versus the prior fiscal quarter, but increased significantly versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to customers in all regions, distributor customers, and industrial end market customers, partially offset by increased sales to automotive end market customers.  The increase versus the prior year quarter is primarily due to increased sales to customers in the Americas and Asia regions, EMS customers, and industrial end market customers, partially offset by decreased sales to customers in the Europe region.  The increase versus the prior year-to-date period is primarily due to increased sales to customers in all regions, particularly the Americas region, distributor and EMS customers, and industrial end market customers, partially offset by decreased sales to automotive end market customers.

The gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower sales volume, decreased average selling prices, and increased materials and utilities costs, partially offset by favorable product mix and decreased metals costs.  The increases versus the prior year periods are primarily due to higher sales volume, increased average selling prices, and favorable product mix, partially offset by increased materials and labor costs, higher fixed costs, and manufacturing inefficiencies.

The segment operating margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The fluctuations are primarily due to gross profit fluctuations.

Average selling prices decreased versus the prior fiscal quarter, but increased versus the prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 1, 2022	July 2, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Total SG&A expenses	$106,436	$110,400	$102,215	$329,691	$311,800
as a percentage of revenues	11.5%	12.8%	12.6%	12.5%	13.0%

The sequential decrease in SG&A expenses is primarily attributable to foreign currency exchange impacts.  SG&A expenses increased versus the prior year periods due to cost inflation.

Other Income (Expense)

Interest expense for the fiscal quarter ended October 1, 2022 decreased $0.2 million versus the fiscal quarter ended July 2, 2022 and decreased $0.3 million versus the fiscal quarter ended October 2, 2021.  Interest expense for the nine fiscal months ended October 1, 2022 decreased by $0.6 million versus the nine fiscal months ended October 2, 2021.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	October 1, 2022	October 2, 2021	Change
Foreign exchange gain (loss)	$4,462	$325	$4,137
Interest income	1,836	295	1,541
Other components of net periodic pension expense	(2,704)	(3,257)	553
Investment income	(1,462)	(41)	(1,421)
Other	5	(1)	6
	$2,137	$(2,679)	$4,816

	Fiscal quarters ended
	October 1, 2022	July 2, 2022	Change
Foreign exchange gain (loss)	$4,462	$6,514	$(2,052)
Interest income	1,836	789	1,047
Other components of net periodic pension expense	(2,704)	(2,803)	99
Investment income (expense)	(1,462)	(2,858)	1,396
Other	5	(262)	267
	$2,137	$1,380	$757

	Nine fiscal months ended
	October 1, 2022	October 2, 2021	Change
Foreign exchange gain (loss)	$10,695	$(2,110)	$12,805
Interest income	3,186	907	2,279
Other components of net periodic pension expense	(8,417)	(9,864)	1,447
Investment income (expense)	(7,436)	(1,107)	(6,329)
Other	(262)	15	(277)
	$(2,234)	$(12,159)	$9,925

Income Taxes
For the fiscal quarter ended October 1, 2022, our effective tax rate was 22.4%, as compared to 23.8% and 16.6% for the fiscal quarters ended July 2, 2022 and October 2, 2021, respectively.  For the nine fiscal months ended October 1, 2022, our effective tax rate was 23.2%, as compared to 18.3% for the nine fiscal months ended October 2, 2021.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.  Discrete tax items of $(5.9) million (tax benefits) and $(5.7) million (tax benefits) impacted our effective tax rate for the fiscal quarters ended October 1, 2022 and October 2, 2021, respectively.  Discrete tax items of $(5.9) million (tax benefits) and $(14.0) million (tax benefits) impacted our effective tax rate for the nine fiscal months ended October 1, 2022 and October 2, 2021, respectively.

We recognized tax benefits of $5.9 million in the third fiscal quarter of 2022 for changes in uncertain tax positions following the resolution of a tax audit.

We repatriated $81.2 million to the United States in the second fiscal quarter of 2022 pursuant to the repatriation program initiated in response to a change in Israeli tax law.  We paid withholding taxes, foreign taxes, and Israeli clawback taxes of $25.2 million due to the repatriation.  Tax expense for the repatriation was recorded in 2021 when the tax law was enacted.

During the nine fiscal months ended October 1, 2022, the liabilities for unrecognized tax benefits decreased by $11.5 million on a net basis, primarily due to payments, settlements, and currency translation adjustments, partially offset by accruals for current year tax positions and interest.

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

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of October 1, 2022 continued to be strong.  Cash and short-term investments exceed our long-term debt balances, and we have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock.  We have generated cash flows from operations in excess of $200 million in each of the last 20 years, and cash flows from operations in excess of $100 million in each of the last 27 years.

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

Cash flows provided by operating activities were $317.8 million for the nine fiscal months ended October 1, 2022, as compared to cash flows provided by operations of $310.5 million for the nine fiscal months ended October 2, 2021.

Cash paid for property and equipment for the nine fiscal months ended October 1, 2022 was $172.2 million, as compared to $118.2 million for the nine fiscal months ended October 2, 2021.  To be well positioned to service our customers and to fully participate in growing markets, we intend to increase our capital expenditures for expansion in the mid-term.  For the year 2022, we expect to invest approximately $325 million in capital expenditures.

Free cash flow for the nine fiscal months ended October 1, 2022 was negatively impacted by working capital changes, higher than usual capital expenditures, and cash taxes paid for repatriation.  We expect our business to continue to be a reliable generator of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.  The COVID-19 pandemic and the mitigation efforts by governments to control its spread have not had a significant impact on our financial condition, liquidity, or capital resources.

On February 7, 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at October 1, 2022 and December 31, 2021 (in thousands):

	October 1, 2022	December 31, 2021

Credit facility	$-	$-
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(7,224)	(9,678)
Total debt	458,120	455,666

Cash and cash equivalents	734,992	774,108
Short-term investments	182,646	146,743

Net cash and short-term investments (debt)	$459,518	$465,185

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

As of October 1, 2022, substantially all of our cash and cash equivalents and short-term investment were held in countries outside of the United States.  Cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries also have cash operating needs.  The distribution of earnings from Israel to the United States will initially be used to fund our Stockholder Return Policy.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, share repurchases pursuant to our Stockholder Return Policy, and our research and development and capital expenditure plans.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.

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

We had no amounts outstanding on our revolving credit facility at December 31, 2021 and October 1, 2022.  We borrowed $558 million and repaid $558 million on the revolving credit facility during the nine fiscal months ended October 1, 2022.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $47.9 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $124 million during the nine fiscal months ended October 1, 2022.

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

We were in compliance with all financial covenants under the credit facility at October 1, 2022.  Our interest coverage ratio and leverage ratio were 36.01 to 1 and 0.61 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

Regarding the matter first disclosed by the Company in its Form 10-Q that was filed with the SEC for the quarterly period ended October 3, 2020, on September 12, 2022, the United States District Court for the Eastern District of New York dismissed all third-party complaints commenced by Island Transportation Corp. against nineteen third-party defendants including Vishay GSI, Inc. (“VGSI”), a wholly owned subsidiary of the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended October 1, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Amount Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 3 - July 30	318,186	$18.35	318,186	$5,839,285	5,681,814
July 31 - August 27	143,888	$20.78	143,888	$2,990,168	5,537,926
August 28 - October 1	516,264	$18.75	516,264	$9,681,200	5,021,662
Total	978,338	$18.92	978,338	$18,510,653	5,021,662

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.8	Transition Agreement, dated July 15, 2022, between Vishay Capacitors Belgium NV (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Johan Vandoorn.
10.9	Transition Agreement, dated July 15, 2022, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and David Valletta.
10.10	Transition Agreement, dated July 15, 2022, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Dr. Gerald Paul, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 1, 2022, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  November 2, 2022