Form 10-K
period 2022-12-31
VISHAY INTERTECHNOLOGY INC
filed 2023-02-22
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($17.40 on July 2, 2022), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $2,288,000,000. There is no non-voting stock outstanding.
As of February 17, 2023, registrant had 128,362,547 shares of its common stock (excluding treasury stock) and 12,097,148 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2022, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2022

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

Strong Track Record of Growth through Acquisitions

Since 1985, we have expanded our product line through various strategic acquisitions, growing from a small manufacturer of precision resistors and resistance strain gages to one of the world’s largest manufacturers and suppliers of a broad line of electronic components. We have successfully integrated the acquired companies within our existing management and operational structure, reducing selling, general, and administrative expenses through the integration or elimination of redundant sales and administrative functions, creating manufacturing synergies, while improving customer service. We plan to grow our business and increase earnings per share, in part, through targeted acquisitions.  We have often targeted high margin niche business acquisitions.  We also target strategic acquisitions of businesses with technology and engineering capabilities that we can further develop and commercialize to grow our business.

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash” (see "Overview" included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for "free cash" definition and reconciliation to generally accepted accounting principles ("GAAP")).  Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive “free cash” in each of the past 26 years and “free cash” in excess of $80 million in each of the past 21 years.  We expect the benefits of our restructuring and other cost cutting measures (see “Cost Management” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) to contribute to our “free cash” generation going forward.

Financial Strength and Flexibility

As of December 31, 2022, our cash and short-term investment balance exceeded our debt balance by $415.2 million.  We also maintain a credit facility, which provides a revolving commitment of up to $750 million through June 5, 2024, of which $707.1 million was available as of December 31, 2022.  Our net cash position and short-term investment balance, available revolving commitment, and strong “free cash” flow generation provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Recent Events: COVID-19 Pandemic

The COVID-19 pandemic continues to have an adverse global impact, while the widespread economic impact on Vishay was temporary, as evidenced by our revenues since the beginning of 2021.  The negative impacts on Vishay included disruptions in our ability to manufacture products, disruptions in the operations of our customers, and disruptions in shipping, which contributed to higher costs.  Similar disruptions have occurred on a more limited scale and may continue to occur.  To continue to be successful, we will need to continue to adapt our business and operations for the impacts of the COVID-19 pandemic and potential future coronavirus outbreaks and the mitigation efforts by governments to attempt to control their spread.

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

Key Business Strategies

Our business strategy principally consists of the following elements:

Think Customer First

We maintain significant production facilities in those regions where we market the bulk of our products in order to enhance the service and responsiveness that we provide to our customers. We aim to further strengthen our relationships with customers and strategic partners by providing broad product lines that allow us to provide “one-stop shop” service, whereby they can streamline their design and purchasing processes by ordering multiple types of products, by anticipating customer needs, and supporting increasing customer demand.

Invest in Innovation to Drive Growth

We plan to continue to use our research and development (“R&D”), engineering, and product marketing resources to continually roll out new and innovative products. As part of our plan to foster intensified internal growth, we have increased our worldwide R&D and engineering technical staff, and increased our technical field sales force in Asia to increase opportunities to design-in our products in local markets.  Our ability to react to changing customer needs and industry trends will continue to be key to our success.  We intend to leverage our insights into customer demand to continually develop new innovative products within our existing lines and to modify our existing core products to make them more appealing, addressing changing customer needs and industry trends.  We are directing increased funding and are focusing on developing products to capitalize on the mega trends of electrification, data storage, and wireless communications that are critical to our future success.

We are also investing in additional capital expenditures to expand key product lines.  Over the next few years, we expect to experience higher growth rates than over the last decade. This expectation is based upon accelerated electrification, such as factory automation, electrical vehicles, and 5G infrastructure.

Growth through Strategic Acquisitions

We plan to continue to expand within the electronic components industry, through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product innovation, quality, and reliability, strong customer bases, and product lines with which we have substantial marketing and technical expertise.  It also includes certain businesses that possess technologies which we expect to further develop and commercialize.

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

MOSFETs Segment

MOSFETs function as solid state switches to control power.  Our MOSFETs business includes both the commodity and non-commodity markets in which we believe that we enjoy a good reputation and strong brand recognition (Siliconix). MOSFETs applications include mobile phones, notebook and desktop computers, tablet computers, digital cameras, televisions, DC/DC and AC/DC switch mode power supplies, solar inverters, automotive and industrial systems. We are a leader in low-voltage TrenchFET MOSFETs and also offer high-voltage MOSFETs. Our MOSFETs product line includes low- and medium-voltage TrenchFET MOSFETs, high-voltage planar MOSFETs, high voltage Super Junction MOSFETs, power integrated circuits (power ICs), and integrated function power devices. We are one of the technology leaders in MOSFETs, with a tradition of innovation in wafer design, packaging, and performance.  Our acquisition of MaxPower Semiconductor, Inc. on October 28, 2022 adds leading edge silicon and silicon carbide technology to our MOSFETs product line.

Commodity products generally comprise about 55% to 60% of our annual MOSFETs segment revenues.  Non-commodity products generally comprise about 30% to 35% of our annual MOSFETs segment revenues.  Custom products generally comprise 10% to 15% of our annual MOSFETs segment revenues.  Approximately 30% of our annual MOSFETs segment revenues are generated by products that were developed in the previous five years.

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

All of our Optoelectronic Components segment products are non-commodity or custom products.  Approximately 25% of our annual Optoelectronic Components segment revenues are generated by products that were developed in the previous five years.

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

Commodity products generally comprise about 20% to 25% of our annual Resistors segment revenues.  Non-commodity products generally comprise about 50% to 55% of our annual Resistors segment revenues.  Custom products generally comprise about 25% to 30% of our annual Resistors segment revenues. Approximately 15% of our annual Resistors segment revenues are generated by products that were developed in the previous five years.

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

Commodity products generally comprise about 30% to 35% of our annual Capacitors segment revenues.  Non-commodity products generally comprise about 45% to 50% of our annual Capacitors segment revenues.  Custom products generally comprise about 15% to 20% of our annual Capacitors segment revenues. Approximately 25% of our annual Capacitors segment revenues are generated by products that were developed in the previous five years.

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

Supply Chain

The production and sale of our products is reliant on a complex global interconnected supply chain of vendors, manufacturing facilities, third-party foundries and subcontractors, shipping partners, distributors, and end market customers.  Disruption in one part of the supply chain could cause disruption in all other parts of the supply chain.  Global shipping impacts several parts of the supply chain and the disruptions experienced in the recent years have, at times, negatively impacted our ability to manufacture products and to deliver them to customers.

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

Many of the metals used in the manufacture of our products, including gold, copper, and palladium, are traded on active markets and can be subject to significant price volatility.  To ensure adequate supply and to provide cost certainty, our policy is to enter into short-term commitments to purchase defined portions of annual consumption of the raw materials utilized if market prices decline below budget.  If after entering into these commitments, the market prices for these raw materials decline, we must recognize losses on these adverse purchase commitments.  In certain circumstances, we also purchase precious metals bullion in excess of our immediate manufacturing needs to mitigate the risk of supply shortages or volatile price fluctuations.

Our production can be disrupted by the unavailability of resources, such as water, energy, and gases.  The unavailability or reduced availability of these resources could require us to reduce production or incur additional costs.

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

Our top 30 customers have been relatively stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 70% of our total net revenues.  No single customer comprised more than 10% of our total net revenues for 2022.

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

As of December 31, 2022, we employed approximately 23,900 full time employees worldwide.  Reflecting our global business, our executive management team and many leadership positions are dispersed throughout the world.

Employees by location are summarized as follows:

United States	2,300
People’s Republic of China	7,600
Germany	2,300
Israel	2,400
Taiwan	2,000
Czech Republic	1,200
India	1,100
Other Europe	1,600
Other Americas	1,400
Other Asia	2,000
Total	23,900

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

During 2022, we began the implementation of a global human capital management system, replacing diverse local systems throughout our organization, to manage employee data more effectively and efficiently, allowing us to make better decisions related to our people.

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

As part of our executive transition effective January 1, 2023, we have implemented certain organizational and structural changes.  As part of this effort, we have flattened the organizational structure and re-defined some leadership roles.  We are pushing down decision making into the organization to empower our leaders and to facilitate timely action, and are aligning incentive compensation to better correspond to personal and company growth and profitability initiatives.

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

Although the widespread economic impact of the COVID-19 pandemic on Vishay was temporary, the pandemic continues to adversely affect global business.  Impacts have included disruptions in our ability to manufacture products and disruptions in the operations of our customers and modes of shipping. While we are unable to accurately predict the full extent to which the COVID-19 pandemic and the mitigation efforts by governments to attempt to control its spread will have on our business due to numerous uncertainties, thus far the impacts have resulted in increased costs and a reduction in sales to certain regions and end-markets. We cannot predict when the impact of the COVID-19 pandemic will end globally or when future coronavirus outbreaks or pandemics will occur.

The potential risks and effects of the COVID-19 or future pandemics and the related economic impact that could have an adverse effect on our business include, but are not limited to:

•	Adverse impact on our customers and supply channels;
•	Decrease in sales, product demand and pricing and unfavorable economic and market conditions;
•	Increased costs, including higher shipping costs due to reduced shipping capacity;
•	Restrictions on our manufacturing, support operations or workforce, or similar limitations for our customers, vendors, and suppliers, that could limit our ability to meet customer demand;
•	Potential increased credit risk if customers, distributors, and resellers are unable to pay us, or must delay paying their obligations to us;
•	Restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures could result in delays;
•	Impact on our workforce/employees due to the spread of the virus and any shelter-in-place orders; and
•	Cybersecurity risks as a result of extended periods of remote work arrangements.

Such effects could result in us being required to record impairment charges related to our property and equipment, intangible assets, or goodwill.

Our business is cyclical and future periods of decline and increased demand are not predictable.

The electronic component industry is highly cyclical and experiences periods of decline from time to time. We and others in the electronic components industry have experienced these conditions in the recent past and cannot predict when we may experience downturns in the future.  Market conditions, such as during a decline in product demand on a global basis, could result in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. These declines in demand are usually driven by market conditions in the end markets for our products, but may also result from distributors not appropriately managing their inventory levels.

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

The production and sale of our products is reliant on a complex global interconnected supply chain of vendors, manufacturing facilities, third-party foundries and subcontractors, shipping partners, distributors, and end market customers.  Disruption in one part of the supply chain could cause disruption in all other parts of the supply chain.  Global shipping impacts several parts of the supply chain and the disruptions experienced in recent years have, at times, negatively impacted our ability to manufacture products and to deliver them to customers.

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

Many of the metals used in the manufacture of our products, including gold, copper, and palladium, are traded on active markets and can be subject to significant price volatility.  To ensure adequate supply and to provide cost certainty, our policy is to enter into short-term commitments to purchase defined portions of annual consumption of the raw materials utilized if market prices decline below budget.  In certain circumstances, we purchase precious metals bullion in excess of our immediate manufacturing needs to mitigate the risk of supply shortages or volatile price fluctuations.  If after entering into these commitments or purchasing the metals bullion, the market prices for these raw materials decline, we must recognize losses on these adverse purchase commitments and metals bullion purchases.

Our production can be disrupted by the unavailability of resources, such as water, energy, and gases.  The unavailability or reduced availability of these resources could require us to reduce production or incur additional costs.

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

We have substantial operations outside the United States, and approximately 71% of our revenues during 2022 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 52 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  We used substantially all of the amounts repatriated from 2018 to 2020 to significantly re-shape the capital structure of the Company.  As of December 31, 2022, substantially all of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Our revolving credit facility provides us with additional U.S. liquidity.

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

Our business is subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other import charges or restrictions, which could adversely affect our operations and our ability to import products. The U.S. has taken actions that impact U.S. trade with China, including restricting the export of certain goods and equipment to China, imposing tariffs on certain goods manufactured in China and imported into the U.S., including certain of our products.  Such actions may impact our competitiveness and adversely affect the demand for these products, or if those costs cannot be passed on to our customers, could adversely impact our results of operations for affected segments and the Company as a whole.

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

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2022, the holders of Class B common stock held approximately 48.5% of the voting power of the Company. The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders.  Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.7% of our Class B common stock and 43.5% of the total voting power of our capital stock as of December 31, 2022. Holders of our Class B common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock.  The voting rights of the holders of our Class B common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.

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

We believe that many investors in, and potential purchasers of, convertible debt instruments employ, or seek to employ, a convertible arbitrage strategy with respect to these instruments. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments typically implement that strategy by selling short the common stock underlying the convertible instrument and dynamically adjusting their short position while they hold the instrument. The implementation of this strategy by investors in our convertible debt instruments, as well as related market regulatory actions, could have a significant impact on the trading prices of our common stock, and the trading prices and liquidity of our convertible debt instruments. The price of our common stock and our convertible debt instruments could also be affected by possible sales of our common stock by investors who view our convertible debt instruments as more attractive means of equity participation in us.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

At December 31, 2022, our business had 57 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes former manufacturing facilities that are not presently used for manufacturing activities due to our restructuring activities. See Note 4 to our consolidated financial statements for further information related to our restructuring efforts, as well as additional information in “Cost Management” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	201,000
Bennington, VT	Capacitors	64,000
Yankton, SD	Inductors	60,000
Warwick, RI	Resistors	56,000
Niagara Falls, NY	Resistors	34,000
Marshall, MN	Inductors	22,000

Non-U.S.
Vocklabruck, Austria	Diodes	100,000
People's Republic of China
Tianjin	Diodes	397,000
Shanghai	Diodes	195,000
Xi'an	MOSFETs and Diodes	133,000
Czech Republic
Blatna	Resistors and Capacitors	276,000
Dolni Rychnov	Resistors and Capacitors	183,000
Prachatice	Capacitors	92,000
Volary	Resistors	35,000
France
Nice	Resistors	221,000
Chateau Gontier	Resistors	82,000
Hyeres	Resistors	59,000
Germany
Selb	Resistors and Capacitors	472,000
Heide	Resistors	264,000
Landshut	Capacitors	75,000
Fichtelberg	Resistors	36,000
Budapest, Hungary	Diodes	101,000
Loni, India	Resistors and Capacitors	405,000
Israel
Dimona	Resistors and Capacitors	404,000
Migdal Ha'Emek	Capacitors	288,000
Be'er Sheva	Resistors, Inductors and Capacitors	276,000
Turin, Italy	Diodes	102,000
Miharu, Japan	Capacitors	165,000
Melaka, Malaysia	Optoelectronic Components	156,000
Juarez, Mexico	Resistors	75,000
Famalicao, Portugal	Capacitors	222,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	105,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Attleboro, MA	Resistors	100,000
Columbus, NE	Resistors	87,000
Ontario, CA	Resistors	38,000
Dover, NH	Inductors	35,000
East Windsor, CT	Resistors	30,000
Hollis, NH	Resistors	25,000
Fremont, CA	Resistors	18,000
Glendale, WI	Resistors	14,000
Montevideo, MN	Inductors	11,000
Duluth, MN	Inductors	10,000

Non-U.S.
Klagenfurt, Austria	Capacitors	150,000
People’s Republic of China
Danshui	Capacitors, Inductors, and Resistors	446,000
Shanghai	MOSFETs	300,000
Shatian	Capacitors and Resistors	218,000
Zhuhai	Inductors	179,000
Long Xi	Resistors	36,000
Prestice, Czech Republic	Capacitors	15,000
Santo Domingo, Dominican Republic	Inductors	44,000
Germany
Itzehoe	MOSFETs	217,000
Heilbronn	Diodes and Optoelectronic Components	163,000
Selb	Capacitors	47,000
Mumbai, India	Diodes	34,000
Mexico
Juarez	Resistors	314,000
Durango	Inductors	134,000
Mexicali	Resistors	15,000
Manila, Philippines	Optoelectronic Components	149,000
Kaohsiung, Republic of China (Taiwan)	Diodes	130,000

Item 3. LEGAL PROCEEDINGS

From time to time we are involved in routine litigation incidental to our business. Management believes that such matters, either individually or in the aggregate, should not have a material adverse effect on our business or financial condition.

Antitrust Class Action Complaints

The complaints that had been filed by The AASI Beneficiaries’ Trust by and through Kenneth A. Welt Liquidating Trustee and Benchmark Electronics, Inc. against certain manufacturers of aluminum, tantalum and film capacitors, including Holy Stone Enterprise Co., Ltd., Milestone Global Technology, Inc. d/b/a/ Holystone International, Holy Stone Holdings Co., Ltd. (collectively, “Holy Stone”) and Vishay Polytech Co., Ltd., which was acquired by a subsidiary of the Company in 2014 (formerly known as Holy Stone Polytech Co., Ltd.) (“VPC”) have been settled and dismissed with prejudice.  Holy Stone paid on behalf of itself and VPC a total of $745,000 for final settlement of those cases.  VPC admitted no liability and paid nothing toward the settlements. The purported wrongdoing, as described in the complaints, occurred prior to the acquisition of VPC by Vishay.  Currently, neither Vishay nor any of its subsidiaries is a party to any antitrust litigation in the U.S. or worldwide.

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

Vishay GSI, Inc. (“VGSI”), a wholly owned subsidiary of the Company, is a direct defendant in two separate, but related, litigation matters: (1) 101 Frost Street Associates, L.P. v. United States Department of Energy et al.; and (2) Hicksville Water District v. United States Department of Energy, et al.  VGSI was also a third-party defendant in a third related matter, United States v Island Transportation Corp. et al.  On September 12, 2022, the United States District Court for the Eastern District of New York dismissed all third-party complaints commenced by Island Transportation Corp. against nineteen third-party defendants including VGSI.  The two remaining cases are pending in the United States District Court for the Eastern District of New York.

The two remaining cases contain claims for recovery of response costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and allege that a predecessor’s manufacturing operations in Hicksville, New York (the “Site”), between 1960 and 1993, impacted groundwater beneath and downgradient of the Site.  The groundwater beneath and downgradient of the Site is part of the New Cassel/Hicksville Groundwater Contamination Site, which was added to the National Priorities List pursuant to CERCLA on September 15, 2011.  The Company is vigorously contesting plaintiff’s claims and will aggressively prosecute its affirmative claims.

Item 4. MINE SAFETY DISCLOSURES
None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information regarding our executive officers as of February 22, 2023:
Name	Age	Positions Held
Marc Zandman*	61	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Joel Smejkal*	56	Chief Executive Officer, President, and Director
Lori Lipcaman	65	Executive Vice President and Chief Financial Officer
Jeff Webster	52	Executive Vice President - Chief Operating Officer
Roy Shoshani	49	Executive Vice President - Chief Technical Officer
Peter Henrici	67	Executive Vice President - Corporate Development
Andreas Randebrock	58	Executive Vice President Global Human Resources
* Member of the Executive Committee of the Board of Directors.
Marc Zandman was appointed Executive Chairman of the Board and Chief Business Development Officer effective June 5, 2011. Mr. Zandman has served as a Director of Vishay since 2001 and President of Vishay Israel Ltd. since 1998. Mr. Zandman previously was Vice Chairman of the Board from 2003 to June 2011, and Chief Administration Officer from 2007 to June 2011. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with Vishay since 1984. He is the son of the late Dr. Felix Zandman, Vishay’s Founder. Mr. Zandman controls, on a shared basis with Ruta Zandman and Ziv Shoshani, approximately 34.5% of the total voting power of our capital stock as of December 31, 2022.  He also is non-executive Chairman of Vishay Precision Group, Inc., an independent, publicly-traded company spun-off from Vishay Intertechnology in 2010.
Joel Smejkal was appointed President and Chief Executive Officer effective January 1, 2023.  Mr. Smejkal served as Executive Vice President, Corporate Business Development from 2020-2022.  He has held various positions of increasing responsibility since joining Vishay in 1990, including Executive Vice President, Business Head Passive Components (2017-2020) and Senior Vice President Global Distribution Sales (2012-2016). His experience with Vishay includes worldwide and divisional leadership roles in engineering, marketing, operations, and sales.

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

Jeff Webster was appointed Executive Vice President - Chief Operating Officer effective January 1, 2023.  Mr. Webster served as Executive Vice President, Business Head Passive Components from 2020-2022. He has held various positions of increasing responsibility since joining Vishay in 2000, including Senior Vice President Global Quality (2014-2019) and Vice President Global Quality – Actives (2000-2014).
Roy Shoshani was appointed Executive Vice President – Chief Technical Officer effective January 1, 2023.  Mr. Shoshani has held various positions of increasing responsibility since joining Vishay in 2004, including Deputy to the Chief Technical Officer (2021-2022), Vice President Integrated Circuits Division (2009-2022), and Vice President R&D – Semiconductors (2019-2021).  Prior to joining Vishay, Mr. Shoshani worked for Harmonic.  Mr. Shoshani’s experience with Vishay includes divisional leadership roles in R&D, marketing, business development and operations.

Peter Henrici was appointed Executive Vice President – Corporate Development effective January 1, 2023 and has served as Corporate Secretary since 2012. Mr. Henrici has held various positions in marketing communications, investor relations, and corporate treasury departments since joining Vishay in 1998.  Mr. Henrici has been responsible for corporate communications since 2005.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 17, 2023. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

	Common stock price range				Dividends declared
	2022		2021		per share
	High	Low	High	Low	2022	2021
Fourth quarter	$23.39	$17.63	$22.65	$19.00	$0.100	$0.100
Third quarter	$21.58	$16.73	$22.93	$19.67	$0.100	$0.095
Second quarter	$20.91	$17.13	$26.50	$21.09	$0.100	$0.095
First quarter	$22.71	$17.58	$25.26	$20.56	$0.100	$0.095

At February 17, 2023, we had outstanding 12,097,148 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors) approximately 89.7% of our Class B common stock and 43.5% of the total voting power of our capital stock as of December 31, 2022.

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On February 7, 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  The Stockholder Return Policy calls for us to return a prescribed amount of cash flows on an annual basis. We intend to return such amounts directly, in the form of dividends, or indirectly, in the form of stock repurchases.  We paid $57.2 million of dividends to stockholders and repurchased $83.0 million of our stock pursuant to the Stockholder Return Policy in 2022.

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 2 - October 29	472,324	$19.34	472,324	$9,134,132	4,549,338
October 30 - November 26	385,274	21.82	385,274	8,406,284	4,164,064
November 27 - December 31	491,371	21.90	491,371	10,760,263	3,672,693
Total	1,348,969	$20.98	1,348,969	$28,300,679	3,672,693

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and the Philadelphia Semiconductor Index. The line graph assumes that $100 had been invested at December 31, 2017 and assumes that all dividends were reinvested.

	Base	Years Ending December 31,
	Period
Company Name / Index	2017	2018	2019	2020	2021	2022

Vishay Intertechnology, Inc.	100	88.11	106.31	105.76	113.65	114.41
S&P 500 Index	100	95.62	125.72	148.85	191.58	156.88
S&P MidCap 400 Index	100	88.92	112.21	127.54	159.12	138.34
Philadelphia Semiconductor Index	100	93.95	153.39	235.71	336.71	219.26

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

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while at the same time maintaining a prudent capital structure. Over the next few years, we expect to experience higher growth rates than over the last decade.  To foster intensified internal growth, we have increased our worldwide R&D and engineering technical staff; we are increasing our technical field sales force in Asia to increase our market access to the industrial segment and increase the design-in of our products in local markets; and we are directing increased funding and focus on developing products to capitalize on the mega trends of electrification, data storage, and wireless communications.  We have identified thirty key product lines for growth and are planning to invest more to expand these key product lines.  We expect to invest approximately $385 million in 2023 and approximately $1.2 billion over the next three years primarily for capital expansion projects outside of China as part of our growth and margin expansion plan.

In addition to enhancing stockholder value through growing our business, on February 7, 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  See further discussion in “Stockholder Return Policy” below.

Our business and operating results have been, and will continue to be, impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  The worldwide economy and, specifically, our business were and continue to be impacted by the COVID-19 pandemic, particularly in 2020.  While the wide-spread economic impact of the COVID-19 pandemic on Vishay was temporary as evidenced by our revenues since the beginning of 2021, similar disruptions have continued to occur on a more limited scale.

Our operations in the People's Republic of China, particularly in Shanghai, were impacted by COVID-19 government mandated shut-downs in the second fiscal quarter of 2022.  These manufacturing facilities were temporarily closed and some were operating at levels less than full capacity.  We incurred incremental costs separable from normal operations that are directly related to these government mandated shut-downs, primarily wages paid to manufacturing employees during the shut-downs, additional wages and hardship allowances for working during lockdown periods, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  The net impact of the costs and subsidies are reported as cost of products sold ($6.7 million) and selling, general, and administrative expenses ($0.5 million) based on employee function on the consolidated statement of operations for the year ended December 31, 2022.  Since 2021, certain costs directly attributable to the pandemic, such as additional costs of cleaning and disinfecting facilities and costs of additional safety equipment for employees, are no longer incremental and are considered normal operating costs.  These expenses and all indirect financial changes from the COVID-19 pandemic, such as general macroeconomic effects and higher shipping costs due to reduced shipping capacity, are excluded from the amounts reported as COVID-19 pandemic expenses.  In this volatile economic environment, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  We believe we have sufficient liquidity to withstand temporary disruptions in the economic environment.  See additional information regarding our competitive strengths and key challenges as disclosed in Part 1.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics remained strong in the fourth fiscal quarter of 2022, but were slightly negatively impacted by cost inflation, the beginning of a distributor inventory correction that resulted in lower orders, and foreign currency effects.  Net revenues and margins increased versus the prior year period.  Average selling prices remained stable in the fourth fiscal quarter of 2022 after broad increases in prior periods.

Net revenues for the year ended December 31, 2022 were $3.497 billion, compared to net revenues of $3.240 billion and $2.502 billion for the years ended December 31, 2021 and 2020, respectively.  Net earnings attributable to Vishay stockholders for the year ended December 31, 2022 were $428.8 million, or $2.98 per diluted share, compared to $298.0 million, or $2.05 per diluted share, and $122.9 million, or $0.85 per share, for the years ended December 31, 2021 and 2020, respectively.

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

Net earnings attributable to Vishay stockholders for the years ended December 31, 2022, 2021, and 2020 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2022	2021	2020

GAAP net earnings attributable to Vishay stockholders	$428,810	$297,970	$122,923

Reconciling items affecting gross profit:
Impact of COVID-19 pandemic	6,661	-	4,563

Other reconciling items affecting operating income:
Impact of COVID-19 pandemic	546	-	(1,451)
Restructuring and severance costs	-	-	743

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	-	-	8,073

Reconciling items affecting tax expense (benefit):
Effects of changes in uncertain tax positions	$(5,941)	$-	$3,751
Effects of changes in valuation allowances	(33,669)	(5,714)	-
Effect of change in indefinite reversal assertion	59,642	-	-
Change in tax laws and regulations	-	45,040	-
Change in deferred taxes due to early extinguishment of debt	-	-	(1,563)
Effects of cash repatriation program	-	-	(190)
Tax effects of pre-tax items above	(1,802)	-	(2,799)
Adjusted net earnings	$454,247	$337,296	$134,050

Adjusted weighted average diluted shares outstanding	143,915	145,495	145,228

Adjusted earnings per diluted share	$3.16	$2.32	$0.92

The following table reconciles gross profit by segment to consolidated gross profit. Direct costs of the COVID-19 pandemic are not allocated to the segments as the chief operating decision maker's evaluation of segment performance does not include these costs (in thousands):

	Years ended December 31,
	2022	2021	2020

MOSFETS	$274,498	$189,959	$114,236
Diodes	198,105	168,365	90,004
Optoelectronic Components	102,787	100,737	66,502
Resistors	262,072	215,853	153,214
Inductors	104,349	107,358	92,500
Capacitors	123,839	105,641	70,010
Unallocated gross profit (loss)	(6,661)	-	(4,563)
Gross profit	$1,058,989	$887,913	$581,903

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash is presented as a line item on the face of our consolidated statements of cash flows prepared in accordance with GAAP.  Our free cash results are as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Net cash provided by continuing operating activities	$484,288	$457,104	$314,938
Proceeds from sale of property and equipment	1,198	1,317	403
Less: Capital expenditures	(325,308)	(218,372)	(123,599)
Free cash	$160,178	$240,049	$191,742

Our results for 2022 and 2021 represent the continuation of the favorable business conditions that we have been experiencing since the latter part of 2020.  Our percentage of euro-based sales approximates our percentage of euro-based expenses so the euro foreign currency impact on revenues was substantially offset by the impact on expenses.  Our pre-tax results were consistent with expectations based on our business model.

Our free cash results were significantly impacted by the installment payments of the U.S. transition tax of $14.8 million in 2022 and 2021 and $25.2 million of payments of foreign, withholding, and claw-back cash taxes on foreign earnings in Israel for the $81.2 million (net of taxes) that was repatriated to the U.S. in 2022.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2021 through the fourth fiscal quarter of 2022 (dollars in thousands):

	4th Quarter 2021	1st Quarter 2022	2nd Quarter 2022	3rd Quarter 2022	4th Quarter 2022

Net revenues	$843,072	$853,793	$863,512	$924,798	$	$ 855,298

Gross profit margin (1)	27.3%	30.3%	30.3%	31.3%		29.1%

Operating margin (2)	14.4%	17.1%	17.5%	19.8%		15.8%

End-of-period backlog	$2,306,500	$2,416,700	$2,425,200	$2,261,400		$2,292,700

Book-to-bill ratio	1.09	1.14	1.07	0.88		0.94

Inventory turnover	4.5	4.2	3.8	4.1		3.9

Change in ASP vs. prior quarter	1.3%	2.4%	2.9%	0.0%		0.6%
_______________
(1) Gross margin for the second fiscal quarter of 2022 includes $6.7 million of expenses directly related to the COVID-19 pandemic (see Note 8 to our consolidated financial statements).
(2) Operating margin for the second fiscal quarter of 2022 includes $7.2 million of expenses directly related to the COVID-19 pandemic (see Note 8 to our consolidated financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased slightly versus the fourth fiscal quarter of 2021 primarily due to higher average selling prices.  Revenues decreased significantly versus the prior fiscal quarter, primarily due to lower volume.  The decrease versus the prior fiscal quarter is partially due to a sales catch-up experienced in the third fiscal quarter of 2022 following the government mandated COVID-19 shut-down of our manufacturing facilities in Shanghai, People's Republic of China in the second fiscal quarter and the beginning of a distributor inventory correction in the fourth fiscal of 2022.  We expect that the distributor inventory correction will continue in the first and second fiscal quarters of 2023.  We continue to increase manufacturing capacity for critical product lines.  Average selling prices were stable in the fourth fiscal quarter following broad price increases that we implemented in prior periods across the product portfolio to offset increased materials and transportation costs and general inflation.

Gross profit margin decreased versus the prior fiscal quarter primarily due to lower volume.  Gross profit margin increased versus the prior year quarter primarily due to higher average selling prices.

The book-to-bill ratio in the fourth fiscal quarter of 2022 increased to 0.94 versus 0.88 in the third fiscal quarter of 2022.

Financial Metrics by Segment
The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2021 through the fourth fiscal quarter of 2022 (dollars in thousands):
	4th Quarter 2021	1st Quarter 2022	2nd Quarter 2022	3rd Quarter 2022	4th Quarter 2022
MOSFETs
Net revenues	$171,339	$172,674	$158,395	$225,186	$206,005

Book-to-bill ratio	1.01	1.28	1.14	0.78	1.15

Gross profit margin	30.1%	34.0%	35.0%	36.9%	37.5%

Segment operating margin	23.5%	28.1%	28.2%	31.9%	30.9%

Diodes
Net revenues	$192,117	$182,334	$192,083	$209,012	$181,791

Book-to-bill ratio	1.10	1.16	1.10	0.79	0.88

Gross profit margin	23.7%	25.1%	27.8%	27.0%	23.4%

Segment operating margin	20.6%	22.2%	25.3%	24.6%	19.9%

Optoelectronic Components
Net revenues	$78,398	$81,016	$77,936	$73,447	$63,985

Book-to-bill ratio	1.22	0.78	0.86	0.57	0.78

Gross profit margin	34.2%	40.0%	33.9%	35.3%	28.1%

Segment operating margin	27.2%	34.8%	28.7%	30.0%	20.1%

Resistors
Net revenues	$190,041	$207,032	$213,176	$207,437	$205,161

Book-to-bill ratio	1.14	1.24	1.05	1.08	0.85

Gross profit margin	28.5%	31.4%	33.1%	33.0%	28.3%

Segment operating margin	25.6%	28.1%	29.9%	29.7%	25.3%

Inductors
Net revenues	$81,825	$82,777	$89,608	$83,503	$75,198

Book-to-bill ratio	1.13	1.14	0.97	1.02	0.83

Gross profit margin	29.4%	30.0%	33.1%	30.8%	32.1%

Segment operating margin	26.4%	26.8%	30.0%	27.0%	28.9%

Capacitors
Net revenues	$129,352	$127,960	$132,314	$126,213	$123,158

Book-to-bill ratio	1.04	1.02	1.17	0.95	0.99

Gross profit margin	21.6%	25.2%	24.5%	23.7%	23.7%

Segment operating margin	17.7%	21.4%	20.9%	20.1%	19.9%
_________

Stockholder Value

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Over the next few years, we expect to experience higher internal growth rates than over the last decade.  This expectation is based upon accelerated electrification, such as factory automation, electrical vehicles, and 5G infrastructures.  To meet this expected increase in demand and to fully participate in growing markets, we intend to increase our capital expenditures for expansion outside of China in the mid-term.  The increased capital expenditures will be primarily used to increase manufacturing capacity for the thirty key product lines for growth that we identified.  The most significant expansion projects include building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch fab, expanding our Inductors manufacturing, and expanding our GaAs fab in Heilbronn, Germany.

On February 7, 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.

The following table summarizes activity pursuant to this policy (in thousands):

Year ended
December 31, 2022
Dividends paid to stockholders	$57,187
Stock repurchases	82,972
Total	$140,159

As a direct result of a change in tax law in Israel, we made the determination during the fourth quarter of 2021 that substantially all unremitted foreign earnings in Israel are no longer permanently reinvested.  We intend to primarily utilize these earnings, distributed from Israel to the United States, to initially fund our Stockholder Return Policy.  We repatriated $81.2 million (net of taxes) to the United States from Israel during 2022.  The repatriated cash is being used to fund our Stockholder Return Policy.

Over the long-term, we expect to fund the Stockholder Return Policy from our historically strong cash flows from operations.  However, because most of our operating cash flow is typically generated by our non-U.S. subsidiaries, we made the determination during the fourth fiscal quarter of 2022 that substantially all unremitted earnings in Germany are no longer indefinitely reinvested and recorded additional tax expense of $59.6 million.  Substantially all of these additional taxes would be withholding and foreign taxes on cash remitted to the U.S., as such dividends are generally not subject to U.S. federal income tax.  The change in this indefinite reinvestment assertion will provide greater access to our worldwide cash balances to fund our growth plan and our Stockholder Return Policy, but will also increase our effective tax rate.

The structure of our Stockholder Return Policy enables us to allocate capital responsibly among our business, our lenders, and our stockholders. We will continue to invest in growth initiatives including key product line expansions, targeted R&D, and synergistic acquisitions.

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

On October 28, 2022, we acquired MaxPower Semiconductor, Inc. ("MaxPower"), a San Jose, California-based fabless power semiconductor provider dedicated to delivering innovative and cost-effective technologies that optimize power management solutions.  MaxPower's proprietary device structures and process techniques provide leading edge silicon and silicon carbide ("SiC") MOSFET products.  Its SiC product development targets automotive and industrial applications.  We paid cash of $50.0 million, net of cash acquired, at closing.  Related to the transaction, we may also be required to make certain contingent payments of up to $57.5 million, which would be payable upon the achievement of certain technology milestones, upon favorable resolution of certain technology licensing matters with a third party, and upon the disposition of MaxPower's investment in an equity affiliate.  MaxPower is included in our MOSFETs segment.  The inclusion of this acquisition did not have a material impact on the Company's consolidated results for the year ended December 31, 2022.

On December 31, 2021, we acquired substantially all of the assets and certain liabilities of Barry Industries, a Massachusetts-based, privately-held manufacturer of resistive products for $20.8 million.  Barry Industries is included in our Resistors segment.  The inclusion of this acquisition did not have an impact on the Company's consolidated results for the years ended December 31, 2022 and 2021.

There is no assurance that we will be able to identify and acquire additional suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

See Note 2 to our consolidated financial statements.

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

We do not anticipate any material restructuring activities in 2023.  However, a worsening business environment for the electronics industry or a significant economic downturn may require us to implement additional restructuring initiatives.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar was stronger during 2022 versus 2021, but weaker during 2021 versus 2020, with the translation of foreign currency revenues and expenses into U.S. dollars decreasing reported revenues and expenses in 2022 versus 2021, but increasing reported revenues and expenses in 2021 versus 2020.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense for the year ended December 31, 2022 have been favorably impacted compared to 2021 by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency, while the cost of products sold and selling, general, and administrative expense for the year ended December 31, 2021 were unfavorably impacted compared to 2020 by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

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

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). At December 31, 2022, our U.S. plans include various non-qualified plans.  The table below summarizes information about our pension and other postretirement benefit plans.  This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. non-qualified pension plans	$37,221	$-	$(37,221)	$21,638	$(15,583)	$69
German pension plans	125,377	-	(125,377)	3,677	(121,700)	12,500
Taiwanese pension plans	47,210	39,461	(7,749)	-	(7,749)	4,000
Other pension plans	30,954	26,159	(4,795)	-	(4,795)	(108)
OPEB plans	11,043	-	(11,043)	-	(11,043)	(1,288)
Other retirement obligations	10,560	-	(10,560)	-	(10,560)	-
	$262,365	$65,620	$(196,745)	$25,315	$(171,430)	$15,173

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

Our U.S. federal income tax returns are under examination for the years ended December 31, 2017 through 2019.  The IRS may, however, ask for supporting documentation for net operating losses for the years ended December 31, 2013 through 2016, which were utilized in the year ended December 31, 2017.  During 2022, certain tax examinations were concluded and certain statutes of limitations lapsed.  Our tax provision for those years includes adjustments related to the resolution of these matters.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions: Germany (2017 through 2021), India (2004 through 2020), and Italy (2017 through 2019).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

See Notes 1 and 5 to consolidated financial statements for additional information.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2022	2021	2020

Costs of products sold	69.7%	72.6%	76.7%
Gross profit	30.3%	27.4%	23.3%
Selling, general, and administrative expenses	12.7%	13.0%	14.8%
Operating income	17.6%	14.4%	8.4%
Income before taxes and noncontrolling interest	17.0%	13.4%	6.3%
Net earnings attributable to Vishay stockholders	12.3%	9.2%	4.9%
________
Effective tax rate	27.5%	31.2%	21.8%

Net Revenues

Net revenues were as follows (dollars in thousands):

	2022	2021	2020

Net revenues	$3,497,401	$3,240,487	$2,501,898
Change versus prior year	$256,914	$738,589
Percentage change versus prior year	7.9%	29.5%

Changes in net revenues were attributable to the following:

	2022 vs. 2021	2021 vs. 2020

Change attributable to:
Increase in volume	4.3%	25.5%
Increase in average selling prices	7.2%	1.0%
Foreign currency effects	(4.0)%	1.4%
Acquisitions	0.4%	0.7%
Other	0.0%	0.9%
Net change	7.9%	29.5%

Net revenues increased significantly in 2022 and 2021 versus the prior years.  We experienced good economic conditions while we increased critical manufacturing capacities through 2022.  We implemented broad price increases across the product portfolio.  Net revenues increased versus 2021 primarily due to increases in volume and average selling prices.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2022 were 30.3%, as compared to 27.4% for the year ended December 31, 2021.  The increase in gross profit margin is primarily due to increased average selling prices and increased sales volume.  Higher transportation and metals and materials costs negatively impacted the contributive margin.

Segments

Analysis of revenues and margins for our segments is provided below.  Direct costs of the COVID-19 pandemic are not allocated to the segments.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2022	2021	2020

Net revenues	$762,260	$667,998	$501,380
Change versus comparable prior year period	$94,262	$166,618
Percentage change versus comparable prior year period	14.1%	33.2%

Changes in MOSFETs segment net revenues were attributable to the following:

	2022 vs. 2021	2021 vs. 2020

Change attributable to:
Increase in volume	4.1%	33.1%
Change in average selling prices	11.8%	(0.3)%
Foreign currency effects	(2.4)%	0.6%
Acquisition	0.1%	0.0%
Other	0.5%	(0.2)%
Net change	14.1%	33.2%

Gross profit margins and segment operating margins for the MOSFETs segment were as follows:

	Years ended December 31,
	2022	2021	2020

Gross profit margin	36.0%	28.4%	22.8%
Segment operating margin	30.0%	22.3%	15.3%

The MOSFETs segment net revenues increased significantly in 2022 versus the prior year.  The increase is primarily due to increased average selling prices and sales volume.  The increase in net revenues was achieved despite the two-month government mandated COVID-19 shut-down in Shanghai, People's Republic of China that required an almost complete closure of our main manufacturing facility in the second fiscal quarter of 2022, while we had no significant closures in 2021.  All regions and customer channels, particularly distribution customers in the Americas region, contributed to the increase.

The gross profit margin in 2022 increased versus the prior year primarily due to increased average selling prices and sales volume, partially offset by significant cost inflation.

The segment operating margin increased versus the prior year primarily due to increased gross profit.  Increased segment SG&A expenses primarily due to increased R&D activity, including those of recently acquired MaxPower, limited the increase.

Average selling prices increased versus the prior year due to the strategic price increases implemented beginning in the second half of 2021.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We have begun building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, which we expect will increase our in-house wafer capacity by approximately 70% within 3-4 years and allow us to balance our in-house and foundry wafer supply.

We acquired leading edge silicon and silicon carbide MOSFETs products with our acquisition of MaxPower in the fourth fiscal quarter of 2022.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2022	2021	2020

Net revenues	$765,220	$709,416	$502,548
Change versus comparable prior year period	$55,804	$206,868
Percentage change versus comparable prior year period	7.9%	41.2%

Changes in Diodes segment net revenues were attributable to the following:

	2022 vs. 2021	2021 vs. 2020

Change attributable to:
Increase in volume	1.8%	34.2%
Increase in average selling prices	9.7%	2.9%
Foreign currency effects	(3.7)%	1.2%
Other	0.1%	2.9%
Net change	7.9%	41.2%

Gross profit margins and segment operating margins for the Diodes segment were as follows:

	Years ended December 31,
	2022	2021	2020

Gross profit margin	25.9%	23.7%	17.9%
Segment operating margin	23.1%	20.6%	13.9%

Net revenues of the Diodes segment increased significantly in 2022.  The increase in net revenues was achieved despite various government mandated COVID-19 shut-downs in the People's Republic of China that impacted our operations in Tianjin, Shanghai, and Xi'an, while we had no significant closures in 2021.  The increase is primarily due to increased average selling prices and sales volume, partially offset by negative foreign currency impacts.  End market customers in all regions and distribution customers in the Americas region contributed to the growth.

Gross profit margin increased versus the prior year primarily due to increased average selling prices, our cost reduction measures, and increases in sales volume, partially offset by cost inflation.

Segment operating margin increased versus the prior year primarily due to increased gross profit.  The impact of a weaker euro decreased segment SG&A expenses.  The decrease in segment SG&A expenses was partially offset by cost inflation and increased R&D activities.

Average selling prices increased versus the prior year.  Ongoing strong demand allowed us to continue with strategic price increases.  Positive customer and product mix also contributed to the increased prices.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2022	2021	2020

Net revenues	$296,384	$302,714	$236,616
Change versus comparable prior year period	$(6,330)	$66,098
Percentage change versus comparable prior year period	(2.1)%	27.9%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2022 vs. 2021	2021 vs. 2020

Change attributable to:
Change in volume	(3.6)%	22.2%
Increase in average selling prices	6.7%	2.7%
Foreign currency effects	(4.7)%	1.7%
Other	(0.5)%	1.3%
Net change	(2.1)%	27.9%

Gross profit margins and segment operating margins for the Optoelectronic Components segment were as follows:

	Years ended December 31,
	2022	2021	2020

Gross profit margin	34.7%	33.3%	28.1%
Segment operating margin	28.8%	27.2%	21.3%

The Optoelectronic Components segment net revenues decreased slightly versus the prior year.  The decrease was primarily due to the negative impact of a weaker euro and decreased sales volume, partially offset by increased average selling prices.  Sales to customers in the Asia region, particularly consumer and telecommunications end market customers, decreased, partially offset by increased sales to customers in the Americas region.

The gross profit margin increased versus the prior year.  The increase is primarily due to increased average selling prices, a more profitable product mix, and our cost reduction measures, partially offset by cost inflation and lower sales volume.

The segment operating margin increased primarily due to the increase in gross profit.  Decreased segment SG&A expenses, primarily due to the weaker euro, positively impacted the segment operating margin.

Average selling prices increased versus the prior year.  The high level of demand and cost inflation allowed us to continue to increase average selling prices for certain customers.

We are now using our recently modernized and expanded wafer fab in Heilbronn, Germany.

Resistors

Net revenues of the Resistors segment were as follows (dollars in thousands):

	Years ended December 31,
	2022	2021	2020

Net revenues	$832,806	$752,554	$606,183
Change versus comparable prior year period	$80,252	$146,371
Percentage change versus comparable prior year period	10.7%	24.1%

Changes in Resistors segment net revenues were attributable to the following:

	2022 vs. 2021	2021 vs. 2020

Change attributable to:
Increase in volume	10.4%	18.2%
Increase in average selling prices	4.6%	0.3%
Foreign currency effects	(5.6)%	2.0%
Acquisitions	1.5%	3.0%
Other	(0.2)%	0.6%
Net change	10.7%	24.1%

Gross profit margins and segment operating margins for the Resistors segment were as follows:

	Years ended December 31,
	2022	2021	2020

Gross profit margin	31.5%	28.7%	25.3%
Segment operating margin	28.2%	25.4%	21.6%

Net revenues of the Resistors segment increased significantly versus the prior year.  All regions, particularly the Americas, contributed to the increase.  Sales to distributor and EMS customers and industrial end market customers increased significantly, partially offset by decreased sales to automotive end market customers.  The acquisition of Barry Industries in the fourth fiscal quarter of 2021 also contributed to the increase in net revenues.

The gross profit margin increased versus the prior year.  The increase is due to increased sales volume, increased average selling prices, manufacturing efficiencies, and cost reduction measures, partially offset by increased labor, materials, metals, and logistics costs.

Segment operating margin increased versus the prior year.  The increase is primarily due to increased gross profit.

Average selling prices increased versus the prior year.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses.

Inductors

Net revenues of the Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2022	2021	2020

Net revenues	$331,086	$335,638	$293,629
Change versus comparable prior year period	$(4,552)	$42,009
Percentage change versus comparable prior year period	(1.4)%	14.3%

Changes in Inductors segment net revenues were attributable to the following:

	2022 vs. 2021	2021 vs. 2020

Change attributable to:
Change in volume	(0.8)%	15.4%
Change in average selling prices	1.2%	(1.3)%
Foreign currency effects	(1.8)%	0.6%
Other	0.0%	(0.4)%
Net change	(1.4)%	14.3%

Gross profit margins and segment operating margins for the Inductors segment were as follows:

	Years ended December 31,
	2022	2021	2020

Gross profit margin	31.5%	32.0%	31.5%
Segment operating margin	28.2%	29.0%	28.1%

Net revenues of the Inductors segment decreased slightly versus the prior year.  The Asia and Europe regions contributed to the decrease, while the Americas region increased.  Sales to distributor customers and automotive and industrial end markets decreased, partially offset by increases to EMS customers and military and aerospace end market customers.

The gross profit margin decreased versus the prior year.  The decrease is primarily due to increased logistics, labor, and materials costs, manufacturing inefficiencies, lower sales volume, and negative foreign currency impacts, partially offset by increased average selling prices and cost reductions.

Segment operating margin decreased versus the prior year.  The decrease is primarily due to decreased gross profit.

Average selling prices increased slightly versus the prior year.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2022	2021	2020

Net revenues	$509,645	$472,167	$361,542
Change versus comparable prior year period	$37,478	$110,625
Percentage change versus comparable prior year period	7.9%	30.6%

Changes in Capacitors segment net revenues were attributable to the following:

	2022 vs. 2021	2021 vs. 2020

Change attributable to:
Increase in volume	8.0%	25.0%
Increase in average selling prices	5.6%	1.8%
Foreign currency effects	(5.5)%	2.0%
Other	(0.2)%	1.8%
Net change	7.9%	30.6%

Gross profit margins and segment operating margins for the Capacitors segment were as follows:

	Years ended December 31,
	2022	2021	2020

Gross profit margin	24.3%	22.4%	19.4%
Segment operating margin	20.6%	18.1%	14.0%

Net revenues of the Capacitors segment increased significantly versus the prior year.  Sales to the Americas and Asia regions increased, while sales to the Europe region decreased slightly.  The increase is primarily due to increased sales to EMS customers and the industrial end market, partially offset by decreased sales to the automotive end market.

The gross profit margin increased versus the prior year.  The increase is due to increased sales volume, increased average selling prices, and positive impact of product mix, partially offset by increased materials, metals, and labor costs and manufacturing inefficiencies.

Segment operating margin increased versus the prior year.  The increase is primarily due to increased gross profit.

Average selling prices have increased versus the prior year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2022	2021	2020

Total SG&A expenses	$443,503	$420,111	$371,450
as a percentage of sales	12.7%	13.0%	14.8%

SG&A expenses for the year ended December 31, 2022 increased versus the year ended December 31, 2021 due to cost inflation.  SG&A expenses for the year ended December 31, 2022 includes $0.5 million of incremental net costs separable from normal operations directly attributable to the COVID-19 pandemic.

Other Income (Expense)

2022 Compared to 2021

Interest expense for the year ended December 31, 2022 decreased by $0.4 million versus the year ended December 31, 2021.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2022	2021	Change

Foreign exchange gain (loss)	$5,690	$(2,692)	$8,382
Interest income	7,560	1,269	6,291
Other components of net periodic pension expense	(11,090)	(13,206)	2,116
Investment income (loss)	(6,812)	(1,036)	(5,776)
Other	(200)	11	(211)
	$(4,852)	$(15,654)	$10,802

2021 Compared to 2020

Interest expense for the year ended December 31, 2021 decreased by $14.0 million versus the year ended December 31, 2020.  The decrease is primarily due to the elimination of non-cash debt discount amortization upon the adoption of ASU No. 2020-06 effective January 1, 2021 and repurchases of convertible notes in the second and third fiscal quarters of 2020.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2021	2020	Change

Foreign exchange gain (loss)	$(2,692)	$(4,095)	$1,403
Interest income	1,269	3,709	(2,440)
Other components of net periodic pension expense	(13,206)	(13,613)	407
Investment income (loss)	(1,036)	2,271	(3,307)
Other	11	(26)	37
	$(15,654)	$(11,754)	$(3,900)

Income Taxes

For the years ended December 31, 2022, 2021, and 2020, the effective tax rates were 27.5%, 31.2%, and 21.8%, respectively.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate of 35% primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each period presented.  These items were $20.0 million in 2022, $39.3 million in 2021, and $2.0 million in 2020.

The effective tax rate for the year ended December 31, 2022 was impacted by $5.9 million of tax benefits recognized for changes in uncertain tax positions following the resolution of a tax audit, $59.6 million of tax expense recognized upon the change in indefinite reversal assertion on earnings in Germany, and $33.7 million of tax benefits recognized upon the release of a valuation allowance.

We made the determination during the fourth fiscal quarter of 2022 that substantially all unremitted earnings in Germany are no longer indefinitely reinvested.  We recorded additional tax expense during the fourth fiscal quarter of 2022 to accrue the $59.6 million of withholding taxes necessary to distribute these approximately $360.0 million of accumulated earnings to the United States.

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

The change in Israeli tax law provided companies with an election to currently pay a reduced claw-back rate of as low as 6% upon meeting certain conditions, with the ability to distribute or invest those amounts outside of Israel at any time in the future.  We elected to pay taxes on all previously untaxed earnings at the reduced 6% claw-back rate.  As a direct result of this change in tax law, we made the determination during the fourth fiscal quarter of 2021 that substantially all unremitted foreign earnings in Israel are no longer permanently reinvested.  We recorded the additional tax expense during the fourth fiscal quarter of 2021 to accrue the claw-back tax on applicable earnings and withholding taxes necessary to distribute these approximately $385.0 million of accumulated earnings to the United States.  We repatriated $81.2 million (net of taxes) to the United States in 2022 pursuant to this repatriation program.  We paid withholding taxes, foreign taxes, and Israeli clawback taxes of $25.2 million due to the repatriation.

The effective tax rate for the year ended December 31, 2021 was also impacted by a $5.7 million tax benefit recognized upon the release of a valuation allowance and $8.3 million of tax benefits recognized due to changes in tax regulations.

We repatriated $104.1 million to the United States, and paid withholding and foreign taxes of $16.3 million in the year ended December 31, 2020, which completed the cash repatriation program that we initiated in 2017 in response to the TCJA enacted in the United States.  We recorded tax benefits of $0.2 million during the year ended December 31, 2020 due to adjustments to remeasure the deferred taxes related to our cash repatriation program, such as foreign currency effects, and to consider certain corporate reorganizational activities that impact repatriation.

The effective tax rate for the year ended December 31, 2020 was also impacted by a $1.6 million tax benefit recognized upon the repurchase of convertible debentures reflecting the reduction in deferred tax liabilities related to the special tax attributes of the convertible debentures and $3.8 million of net tax expense recognized for changes in uncertain tax positions.

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

Financial Condition, Liquidity, and Capital Resources

Our financial condition as of December 31, 2022 continued to be strong.  Cash and short-term investments exceed our long-term debt balances, and we have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock.  We have generated cash flows from operations in excess of $200 million in each of the last 21 years, and cash flows from operations in excess of $100 million in each of the last 28 years.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.  Vishay has generated positive "free cash" in each of the past 26 years, and "free cash" in excess of $80 million in each of the last 21 years. In this volatile economic environment, we continue to focus on the generation of free cash, including an emphasis on cost controls.

Cash flows provided by operating activities were $484.3 million for the year ended December 31, 2022, as compared to cash flows provided by operations of $457.1 million for the year ended December 31, 2021.

Cash paid for property and equipment for the year ended December 31, 2022 was $325.3 million, as compared to $218.4 million for the year ended December 31, 2021.  To be well positioned to service our customers and to fully participate in growing markets, we intend to increase our capital expenditures for expansion in the mid-term.  We expect to invest approximately $385 million in 2023 and approximately $1.2 billion over the next three years primarily for capital expansion projects outside of China.

Free cash flow for the year ended December 31, 2022 was negatively impacted by working capital changes, higher than usual capital expenditures, and cash taxes paid for repatriation.  We expect our business to continue to be a reliable generator of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.  The COVID-19 pandemic and the mitigation efforts by governments to control its spread have not had a significant impact on our financial condition, liquidity, or capital resources.

As a direct result of a change in Israeli tax law, we made the determination during the fourth fiscal quarter of 2021 that substantially all unremitted foreign earnings in Israel are no longer indefinitely reinvested.  We recorded the additional tax expense during the fourth fiscal quarter of 2021 to accrue the claw-back tax on applicable earnings and withholding taxes necessary to distribute these approximately $385.0 million of accumulated earnings to the United States.  We repatriated $81.2 million (net of taxes) to the United States in 2022 pursuant to this repatriation program.

We made the determination during the fourth fiscal quarter of 2022 that substantially all unremitted earnings in Germany are no longer indefinitely reinvested.  We recorded additional tax expense during the fourth fiscal quarter of 2022 to accrue the $59.6 million of withholding taxes necessary to distribute these approximately $360.0 million of accumulated earnings to the United States.

These changes in this indefinite reinvestment assertion provide greater access to our worldwide cash balances to fund our growth plan and our Stockholder Return Policy.  While the change in assertion provides access to these balances, these amounts will be repatriated only as needed.  The withholding taxes associated with any distribution to the United States is payable upon distribution.

On February 7, 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Value” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) (in thousands):

	December 31, 2022	December 31, 2021

Credit Facility	$42,000	$-
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(6,407)	(9,678)
Total debt	500,937	455,666

Cash and cash equivalents	610,825	774,108
Short-term investments	305,272	146,743

Net cash and short-term investments (debt)	$415,160	$465,185

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

As of December 31, 2022, substantially all of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries also have cash operating needs.  The distribution of earnings from Israel and Germany to the United States will be used to fund our Stockholder Return Policy.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, share repurchases pursuant to our Stockholder Return Policy, and our research and development and capital expenditure plans.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.

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

We had no amounts outstanding on our revolving credit facility at December 31, 2021 and $42 million outstanding at December 31, 2022.  We borrowed $759 million and repaid $717 million on the revolving credit facility during the year ended December 31, 2022.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $48.9 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $124.0 million during the year ended December 31, 2022.

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

We were in compliance with all financial covenants under the credit facility at December 31, 2022.  Our interest coverage ratio and leverage ratio were 32.78 to 1 and 0.65 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our revolving credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before June 2024 when our revolving credit facility expires.

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

In evaluating our liquidity and capital resources, we consider our outstanding commitments.  As of December 31, 2022 our commitments were as follows (in thousands):

		Payments due by period
	Total	2023	2024	2025	2026	2027	Thereafter

Long-term debt	$507,344	$-	$42,000	$465,344	$-	$-	$-
Interest payments on long-term debt	31,773	14,688	12,286	4,799	-	-	-
Operating leases	171,147	25,067	22,891	19,687	16,989	15,766	70,747
Letters of credit	939	-	939	-	-	-	-
Expected pension and postretirement plan funding	195,885	25,269	18,701	19,792	26,285	19,986	85,852
Estimated costs to complete construction in progress	162,000	157,300	4,700	-	-	-	-
Estimated costs to complete MOSFETs wafer fab	329,500	38,400	175,700	115,400	-	-	-
TCJA transition tax	110,680	27,670	36,893	46,117	-	-	-
Uncertain tax positions	19,525	1,542	-	-	-	-	17,983
Purchase commitments	63,360	48,073	15,287	-	-	-	-
Other long-term liabilities	74,547	-	-	-	-	-	74,547
Total contractual cash obligations	$1,666,700	338,009	329,397	671,139	$43,274	$35,752	$249,129

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

Various factors could have a material effect on the amount of future principal and interest payments.  Principal and interest commitments associated with our convertible notes are based on the amounts outstanding as of December 31, 2022.  Additionally, interest commitments for our revolving credit facility are based on the rate prevailing at December 31, 2022, but actual rates are variable and are certain to change over time.

The TCJA imposed a one-time transition tax on deferred foreign earnings, payable in defined increments over eight years.  As a result of this requirement, we expect to pay $184.5 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and R&D and FTC Credit carryforwards.  As of December 31, 2022, $73.8 million has been paid.

Estimated costs to complete the MOSFETs wafer fab include amounts that we are not contractually required to complete.

Our consolidated balance sheet at December 31, 2022 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified the amount recorded as a current liability as payable within one year, and the remaining uncertain tax positions are classified as payments due thereafter, although actual timing of payments may be sooner.

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

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2022.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due thereafter in the table above, although actual timing of payments may be sooner.

For a further discussion of our long-term debt, pensions and other postretirement benefits, leases, uncertain tax positions, and purchase commitments, see Notes 4, 5, 6, 11, and 13 to our consolidated financial statements.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2022, 2021, and 2020 we did not have any outstanding interest rate swap or cap agreements.

The interest paid on our credit facility is based on a LIBOR spread.  At December 31, 2022, we had no amounts outstanding under the revolving credit facility. Future borrowings under the revolving credit commitment will bear interest at LIBOR plus 1.50%.

Our convertible debt instruments bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2022, we had $610.8 million of cash and cash equivalents and $305.3 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2022, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $3.3 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We have used forward exchange contracts to economically hedge a portion of these exposures in the past.  We had no outstanding forward contracts as of December 31, 2022.  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

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

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2022, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2022.  The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $10.0 million at December 31, 2022, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

Palladium, a metal used to produce multi-layer ceramic capacitors, is currently found primarily in South Africa and Russia. Palladium is a commodity metal that is subject to price volatility. Certain other metals used in the manufacture of our products, such as copper, are traded on active markets, and can also be subject to significant price volatility.  We periodically enter into short-term commitments to purchase palladium and defined portions of annual consumption of other metals if market prices decline below budget.  In certain circumstances, we also purchase precious metals bullion in excess of our immediate manufacturing needs to mitigate the risk of supply shortages or volatile price fluctuations.

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $9.6 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting.  Their report is set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vishay Intertechnology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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
February 22, 2023

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
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

 Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2022 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

3.2	Amended and Restated Bylaws dated June 1, 2011. Incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 2, 2011.
3.3	First Amendment to Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 11, 2015.
3.4	Second Amendment to Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 21, 2023.
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

4.3	Description of Capital Stock. Incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2022.
4.4
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

10.3†**	Amended and Restated Vishay Intertechnology, Inc. 2007 Stock Incentive Program (Including Restated Annex A – Israel).
10.4†
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

10.8†
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

10.12†
Amendment to Employment Agreement, dated July 14, 2022, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed July 18, 2022.

10.13†	Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed on February 16, 2018.
10.14†	Amendment to Employment Agreement between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal dated May 20, 2020. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.
10.15†	Second Amendment to Employment Agreement, dated February 23, 2021, between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.
10.16†	Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Dale Electronics LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed July 18, 2022.
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

10.19†
Second Amendment to Employment Agreement, dated February 23, 2021, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.20†
Third Amendment to Employment Agreement, dated July 14, 2022, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed July 18, 2022.

10.21†	Terms and Conditions of Johan Vandoorn Employment Agreement, dated January 16, 2012. Incorporated by reference to Exhibit 10.31 to our 2011 annual report on Form 10-K.
10.22†
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

10.26†
Transition Agreement, dated July 15, 2022, between Vishay Capacitors Belgium NV (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Johan Vandoorn.  Incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2022.

10.27†
Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and David Valletta.  Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed on February 16, 2018.

10.28†
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) Vishay Intertechnology, Inc., and David Valletta.  Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.29†
Transition Agreement, dated July 15, 2022, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and David Valletta.  Incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2022.

10.30†
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

10.32†
Transition Agreement, dated July 15, 2022, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse.  Incorporated by reference to Exhibit 10.10 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2022.

10.33†
Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster dated May 20, 2020.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.

10.34†
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster.  Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.35†	Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeff Webster. Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed July 18, 2022.
10.36†
Employment Agreement, dated July 14, 2022, between Siliconix incorporated (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc. and Roy Shoshani.  Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed July 18, 2022.

10.37†
Employment Agreement between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock dated May 20, 2020.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.

10.38†
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock.  Incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.39†
Second Amendment to Employment Agreement, dated July 14, 2022, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock.  Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K, filed July 18, 2022.

10.40†
Second Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Intertechnology, Inc. and Peter Henrici.  Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K, filed July 18, 2022.

10.41†
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

10.55
Amendment No. 1 to Credit Agreement, dated as of September 20, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2019.

10.56†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.45 to our 2019 annual report on Form 10-K.
10.57†	Vishay Intertechnology, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.48 to our 2019 annual report on Form 10-K.
10.58†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.50 to our 2019 annual report on Form 10-K.
10.59†	Vishay Intertechnology, Inc. Non-Employee Director Compensation Plan. Incorporated by reference to Exhibit 10.44 to our 2020 annual report on Form 10-K.
10.60†
Form of Future Deferred Remuneration Arrangement of Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.).  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 28, 2021.

21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2022, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104**	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

VISHAY INTERTECHNOLOGY, INC.
By:	/s/ Joel Smejkal
Joel Smejkal
President and Chief Executive Officer
February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Joel Smejkal	President, Chief Executive Officer,	February 22, 2023
Joel Smejkal	and Director

Principal Financial and Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 22, 2023
Lori Lipcaman	Financial Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 22, 2023
Marc Zandman	the Board of Directors

/s/ Renee B. Booth	Director	February 22, 2023
Dr. Renee B. Booth

/s/ Michael J. Cody	Director	February 22, 2023
Michael J. Cody

/s/ Michiko Kurahashi	Director	February 22, 2023
Dr. Michiko Kurahashi

/s/ Abraham Ludomirski	Director	February 22, 2023
Dr. Abraham Ludomirski

/s/ Ziv Shoshani	Director	February 22, 2023
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 22, 2023
Timothy V. Talbert

/s/ Jeffrey H. Vanneste	Director	February 22, 2023
Jeffrey H. Vanneste

/s/ Ruta Zandman	Director	February 22, 2023
Ruta Zandman

/s/ Raanan Zilberman	Director	February 22, 2023
Raanan Zilberman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Sales Returns and Allowances Accruals
Description of the Matter
At December 31, 2022, the Company’s liability for sales returns and allowances was $47 million. As discussed in Note 1 of the consolidated financial statements, the Company recognizes the estimated variable consideration to be received as revenue from contracts with customers and recognizes a related accrued liability for estimated future credits that will be issued to its customers, primarily distributors, for product returns, scrap allowance, “stock, ship and debit”, and price protection programs with those customers.

Auditing management’s sales returns and allowances accruals specifically related to the scrap allowance and “stock, ship and debit” programs involved a high degree of subjectivity due to the significant judgment required in evaluating management’s estimates of future credits that will be issued to customers for sales that were recognized during the period. In particular, the estimates were sensitive to significant assumptions such as the amount of future credits that are expected to be provided to the customers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s sales returns and allowances review process for the scrap allowance and “stock, ship and debit” programs. For example, we tested controls over management’s review of the significant assumptions described above.

To test the estimated sales returns and allowances accruals for the scrap allowance and “stock, ship and debit” programs, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analyses. We inspected contracts with customers in evaluating whether the assumptions used by management agreed with the terms and conditions of the contracts. In addition, we compared the significant assumptions used by management to actual historical credit experience. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the accruals that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1968.

Philadelphia, Pennsylvania
February 22, 2023

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$610,825	$774,108

Short-term investments	305,272	146,743

Accounts receivable, net of allowances for credit losses of $1,324 and $1,895, respectively	416,178	396,458

Inventories:
Finished goods	156,234	147,293
Work in process	261,345	226,496
Raw materials	201,300	162,711
Total inventories	618,879	536,500

Prepaid expenses and other current assets	170,056	156,689
Total current assets	2,121,210	2,010,498

Property and equipment, at cost:
Land	75,907	74,646
Buildings and improvements	658,829	639,879
Machinery and equipment	2,857,636	2,758,262
Construction in progress	243,038	145,828
Allowance for depreciation	(2,704,951)	(2,639,136)
Property and equipment, net	1,130,459	979,479

Right of use assets	131,193	117,635

Deferred income taxes	104,667	95,037

Goodwill	201,432	165,269

Other intangible assets, net	77,896	67,714

Other assets	98,796	107,625
Total assets	$3,865,653	$3,543,257

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2022	December 31, 2021

Liabilities and equity
Current liabilities:
Trade accounts payable	$189,099	$254,049
Payroll and related expenses	166,079	162,694
Lease liabilities	25,319	23,392
Other accrued expenses	261,606	218,089
Income taxes	84,155	35,443
Total current liabilities	726,258	693,667

Long-term debt, less current portion	500,937	455,666
U.S. transition tax payable	83,010	110,681
Deferred income taxes	117,183	69,003
Long-term lease liabilities	108,493	99,987
Other liabilities	92,530	95,861
Accrued pension and other postretirement costs	187,092	271,672
Total liabilities	1,815,503	1,796,537

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; zero issued	-	-
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 132,911,771 and 132,710,732 shares outstanding	13,291	13,271
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,097,148 shares outstanding	1,210	1,210
Capital in excess of par value	1,352,321	1,347,830
Retained earnings	773,228	401,694
Treasury stock (at cost): 4,240,573 and zero common shares	(82,972)	-
Accumulated other comprehensive income (loss)	(10,827)	(20,252)
Total Vishay stockholders' equity	2,046,251	1,743,753
Noncontrolling interests	3,899	2,967
Total equity	2,050,150	1,746,720
Total liabilities and equity	$3,865,653	$3,543,257

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2022	2021	2020

Net revenues	$3,497,401	$3,240,487	$2,501,898
Costs of products sold	2,438,412	2,352,574	1,919,995
Gross profit	1,058,989	887,913	581,903

Selling, general, and administrative expenses	443,503	420,111	371,450
Restructuring and severance costs	-	-	743
Operating income	615,486	467,802	209,710

Other income (expense):
Interest expense	(17,129)	(17,538)	(31,555)
Other	(4,852)	(15,654)	(11,754)
Loss on early extinguishment of debt	-	-	(8,073)
Total other income (expense)	(21,981)	(33,192)	(51,382)

Income before taxes	593,505	434,610	158,328

Income tax expense	163,022	135,673	34,545

Net earnings	430,483	298,937	123,783

Less: net earnings attributable to noncontrolling interests	1,673	967	860

Net earnings attributable to Vishay stockholders	$428,810	$297,970	$122,923

Basic earnings per share attributable to Vishay stockholders:	$2.99	$2.05	$0.85

Diluted earnings per share attributable to Vishay stockholders:	$2.98	$2.05	$0.85

Weighted average shares outstanding - basic	143,399	145,005	144,836

Weighted average shares outstanding - diluted	143,915	145,495	145,228

Cash dividends per share	$0.400	$0.385	$0.380

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2022	2021	2020

Net earnings	$430,483	$298,937	$123,783

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	51,310	18,167	(9,055)

Foreign currency translation adjustment	(41,885)	(51,978)	49,260

Other comprehensive income (loss)	9,425	(33,811)	40,205

Comprehensive income	439,908	265,126	163,988

Less: comprehensive income attributable to noncontrolling interests	1,673	967	860

Comprehensive income attributable to Vishay stockholders	$438,235	$264,159	$163,128

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2022	2021	2020

Operating activities
Net earnings	$430,483	$298,937	$123,783
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	163,991	167,037	166,230
(Gain) loss on disposal of property and equipment	(455)	(303)	157
Accretion of interest on convertible debt instruments	-	-	13,161
Inventory write-offs for obsolescence	26,898	20,657	22,730
Pensions and other postretirement benefits, net of contributions	(615)	2,106	2,864
Loss on early extinguishment of debt	-	-	8,073
Deferred income taxes	38,677	50,613	(12,141)
Other operating activities	7,380	16,226	3,304
Change in U.S. transition tax liability	(14,757)	(14,757)	(14,757)
Change in repatriation tax liability	(25,201)	-	(16,258)
Net change in operating assets and liabilities, net of effects of businesses acquired	(142,113)	(83,412)	17,792
Net cash provided by operating activities	484,288	457,104	314,938

Investing activities
Capital expenditures	(325,308)	(218,372)	(123,599)
Proceeds from sale of property and equipment	1,198	1,317	403
Purchase of businesses, net of cash acquired	(50,000)	(20,847)	(25,852)
Purchase of short-term investments	(285,956)	(140,603)	(293,087)
Maturity of short-term investments	132,901	147,893	250,580
Other investing activities	(1,766)	129	(529)
Net cash used in investing activities	(528,931)	(230,483)	(192,084)

Financing activities
Net proceeds on revolving credit facility	42,000	-	-
Repurchase of convertible debt instruments	-	(300)	(151,683)
Dividends paid to common stockholders	(52,348)	(51,094)	(50,372)
Dividends paid to Class B common stockholders	(4,839)	(4,657)	(4,597)
Net changes in short-term borrowings	-	-	(114)
Repurchase of common stock held in treasury	(82,972)	-	-
Distributions to noncontrolling interests	(741)	(800)	(600)
Cash withholding taxes paid when shares withheld for vested equity awards	(2,123)	(1,963)	(2,016)
Net cash used in financing activities	(101,023)	(58,814)	(209,382)
Effect of exchange rate changes on cash and cash equivalents	(17,617)	(13,573)	12,269

Net increase (decrease) in cash and cash equivalents	(163,283)	154,234	(74,259)

Cash and cash equivalents at beginning of year	774,108	619,874	694,133
Cash and cash equivalents at end of year	$610,825	$774,108	$619,874

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	$13,235	$1,210	$1,425,170	$72,180	$-	$(26,646)	$1,485,149	$2,540	$1,487,689
Cumulative effect of accounting change for adoption of ASU 2016-13	-	-	-	(1,070)	-	-	(1,070)	-	(1,070)
Net earnings	-	-	-	122,923	-	-	122,923	860	123,783
Other comprehensive income	-	-	-	-	-	40,205	40,205	-	40,205
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(600)	(600)
Conversion of Class B shares (261 shares)	-	-	-	-	-	-	-	-	-
Temporary equity reclassifications	-	-	4	-	-	-	4	-	4
Issuance of stock and related tax withholdings for vested restricted stock units (212,392 shares)	21	-	(2,037)	-	-	-	(2,016)	-	(2,016)
Dividends declared ($0.380 per share)	-	-	74	(55,043)	-	-	(54,969)	-	(54,969)
Stock compensation expense	-	-	5,276	-	-	-	5,276	-	5,276
Repurchase of convertible debt instruments	-	-	(19,287)	-	-	-	(19,287)	-	(19,287)
Balance at December 31, 2020	$13,256	$1,210	$1,409,200	$138,990	$-	$13,559	$1,576,215	$2,800	$1,579,015
Cumulative effect of accounting change for adoption of ASU 2020-06	-	-	(66,078)	20,566	-	-	(45,512)	-	(45,512)
Net earnings	-	-	-	297,970	-	-	297,970	967	298,937
Other comprehensive income (loss)	-	-	-	-	-	(33,811)	(33,811)	-	(33,811)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(800)	(800)
Issuance of stock and related tax withholdings for vested restricted stock units (149,722 shares)	15	-	(1,978)	-	-	-	(1,963)	-	(1,963)
Dividends declared ($0.385 per share)	-	-	81	(55,832)	-	-	(55,751)	-	(55,751)
Stock compensation expense	-	-	6,605	-	-	-	6,605	-	6,605
Balance at December 31, 2021	$13,271	$1,210	$1,347,830	$401,694	$-	$(20,252)	$1,743,753	$2,967	$1,746,720
Net earnings	-	-	-	428,810	-	-	428,810	1,673	430,483
Other comprehensive income (loss)	-	-	-	-	-	9,425	9,425	-	9,425
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(741)	(741)
Issuance of stock and related tax withholdings for vested restricted stock units (201,039 shares)	20	-	(2,143)	-	-	-	(2,123)	-	(2,123)
Dividends declared ($0.400 per share)	-	-	89	(57,276)	-	-	(57,187)	-	(57,187)
Stock compensation expense	-	-	6,545	-	-	-	6,545	-	6,545
Repurchase of common stock held in treasury (4,240,573 shares)	-	-	-	-	(82,972)	-	(82,972)	-	(82,972)
Balance at December 31, 2022	$13,291	$1,210	$1,352,321	$773,228	$(82,972)	$(10,827)	$2,046,251	$3,899	$2,050,150
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

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $81,182, $77,377, and $70,861, for the years ended December 31, 2022, 2021, and 2020, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies (continued)
Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2022 and 2021, the Company’s short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

Allowance for Credit Losses

Effective January 1, 2020, the Company estimates its credit losses on financial instruments using a current expected credit loss model.  Prior to January 1, 2020, the Company estimated its credit losses using an incurred loss impairment methodology, which was not materially different than the methodology adopted on January 1, 2020.  The Company maintains an allowance for accounts receivable credit losses resulting from the inability of its customers to make required payments.  Payment terms for the Company's sales are generally less than ninety days.  Substantially all of the Company's trade receivables are collected within twelve months of the transfer of products to the customer and the Company expects this to continue going forward.  The credit loss allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions.  Receivables from customers with deteriorating financial condition and those over 180 days past due are removed from the pool and evaluated separately.  Net credit loss expense for accounts receivable was $365, $384, and $475 for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company’s cash equivalents, short-term investments, and restricted investments are accounted for as held-to-maturity debt instruments, at amortized cost.  Interest income on these instruments is recorded as Other income on the consolidated statements of operations and interest receivable is recognized as a separate asset and recorded in Prepaid expenses and other current assets on the consolidated balance sheets.  The Company has not experienced a credit loss on the principal or interest receivable of its cash equivalents, short-term investments, or restricted investments.  The Company pools its cash equivalents, short-term investments, and restricted investments by credit rating of the issuing financial institution and estimates an allowance for credit losses based on the corporate bond default ratios, evaluation of the impact of current and projected economic conditions, and probability of credit loss.  Net credit loss expense for cash equivalents, short-term investments, and restricted investments was immaterial for the years ended December 31, 2022 and 2021.  The Company does not measure an allowance for credit losses on interest receivable.  Any uncollectible interest receivable is recognized by reversing interest income within the fiscal quarter that the interest becomes uncollectible.

The Company has an immaterial amount of other short-term held-to-maturity debt instruments recorded within Prepaid expenses and other current assets on the consolidated balance sheets.  The Company analyzes these assets on a separate asset basis and estimates an allowance for credit losses based on historical credit loss rates and an evaluation of the impact of current and projected economic conditions.   Net credit loss expense for these other short-term held-to-maturity debt instruments was immaterial for the years ended December 31, 2022 and 2021.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven years to ten years. Buildings and building improvements are being depreciated over useful lives of twenty years to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2022 was approximately $491,500. Included in the estimated cost to complete the Itzehoe, Germany 12-inch wafer fab construction project are costs for which there are currently no contractual commitments to complete.   Depreciation expense was $155,864, $159,247, and $158,117 for the years ended December 31, 2022, 2021, and 2020, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Commitments and Contingencies

The Company has commitments for the purchase of assets to complete its construction in progress as disclosed above.  The commitment period for substantially all of these purchase commitments is less than one year.  The Company expects to have noncancellable purchase commitments with commitment periods in excess of one year associated with its significant facility expansion programs as the programs progress.  As of December 31, 2022, there are no material noncancellable commitments associated with these programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies (continued)
Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2022 and 2021 do not include claims against third parties.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition.  Certain intangible assets may be assigned indefinite useful lives.  Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  The Company's business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes. At December 31, 2022 and 2021, respectively, the Company has no recorded indefinite-lived intangible assets.

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

Treasury Stock

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

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2022, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide directors’ and officers’ insurance.  The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2022 and 2021.

Certain investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Such amounts are recorded in other noncurrent assets, and total $9,352 and $9,153 at December 31, 2022 and 2021, respectively, representing required statutory reserves of the captive insurance entity.

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

See Note 4.

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

The Company paid cash of $11,474 in the year ended December 31, 2021 due to a restructuring program announced in 2019.  The program was substantially completed as of December 31, 2021.

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

Year ended December 31, 2022

On October 28, 2022, the Company acquired all of the outstanding equity interests of MaxPower Semiconductor, Inc., ("MaxPower"), a San Jose, California-based fabless power semiconductor provider dedicated to delivering innovative and cost-effective technologies that optimize power management solutions.  The acquisition of MaxPower will enhance Vishay's current and future silicon carbide ("SiC") offerings for fast-growing markets such as electric vehicles.

The Company paid cash of $50,000, net of cash acquired, at closing.  Related to the transaction, the Company may also be required to make certain contingent payments of up to $57,500, which would be payable upon the achievement of certain technology milestones, upon favorable resolution of certain technology licensing matters with a third party, and upon the disposition of MaxPower's investment in an equity affiliate.  The purchase price for U.S. GAAP purposes includes the fair value, as of the acquisition date, of certain future contingent payments to non-employee equity holders of MaxPower.  The estimated fair value of this contingent consideration as of the acquisition date was $6,851.  The contingent consideration liability is included in other accrued expenses and other liabilities in the accompanying balance sheet and is remeasured each reporting period, with changes reported as selling, general, and administrative expenses on the consolidated statement of operations.  See Note 18 for further discussion on the fair value measurement.

A portion of contingent payments to be made to employee equity holders are deemed compensatory in nature.  Such payments made to employee equity holders will be recognized as expense in future periods, and thus are not included in the U.S. GAAP purchase price.

Based on an estimate of their fair values pending finalization of an independent appraisal, the Company allocated $18,600 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary estimation of their fair values at the date of acquisition, the Company recorded goodwill of $36,885 related to this acquisition.  The results and operation of this acquisition have been included in the MOSFETs segment since October 28, 2022.  The goodwill related to this acquisition will be included in the MOSFETs reporting unit for goodwill impairment testing.  The purchase price allocation for this acquisition is considered preliminary as the Company is awaiting further information about the contingent payments, the finalization of an independent appraisal, and the finalization of a net working capital adjustment.

Year ended December 31, 2021

On December 31, 2021, the Company acquired substantially all of the U.S. assets of Barry Industries, a Massachusetts-based, privately-held manufacturer of resistive components for $20,847.  Based on an estimate of their fair values, the Company allocated $9,600 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $7,813 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors segment since December 31, 2021.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.

Year ended December 31, 2020

On October 1, 2020, the Company acquired the worldwide business and substantially all of the U.S. assets of Applied Thin-Film Products, a California-based, privately-held manufacturer of custom, build-to-print thin film substrates for the microwave, fiber optic, and life science industries.  Concurrently, a Chinese subsidiary of Applied Thin-Film Products entered into an agreement to sell certain inventory and equipment to a subsidiary of Vishay, which was completed on June 30, 2021.  The total acquisition price was $25,852.  Based on an estimate of their fair values, the Company allocated $10,800 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $6,548 related to this acquisition.  The results and operations of this acquisition have been included in the Resistors segment since October 1, 2020.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.

Had these acquisitions occurred as of the beginning of the periods presented in these consolidated financial statements, the pro forma statements of operations would not be materially different than the consolidated statements of operations presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets

The Company performs its annual goodwill impairment test as of the first day of the fiscal fourth quarter.  No impairment was identified as a result of the Company's annual impairment tests for 2022, 2021, and 2020.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2022 and 2021 were as follows:

	MOSFETs	Optoelectronic Components	Resistors	Inductors	Total

Balance at December 31, 2020	$-	$96,849	$35,519	$25,815	$158,183
Barry Industries acquisition	-	-	7,813	-	7,813
Exchange rate effects	-	-	(727)	-	(727)
Balance at December 31, 2021	$-	$96,849	$42,605	$25,815	$165,269
MaxPower acquisition	36,885	-	-	-	36,885
Exchange rate effect	-	-	(722)	-	(722)
Balance at December 31, 2022	$36,885	$96,849	$41,883	$25,815	$201,432

Other intangible assets are as follows:

	December 31, 2022	December 31, 2021

Intangible assets subject to amortization:
Patents and acquired technology	$26,988	$21,207
Capitalized software	58,735	57,909
Customer relationships	82,816	75,190
Tradenames	22,933	20,066
Other	400	400
	191,872	174,772
Accumulated amortization:
Patents and acquired technology	(14,743)	(14,212)
Capitalized software	(53,348)	(52,729)
Customer relationships	(33,021)	(29,531)
Tradenames	(12,731)	(10,586)
Other	(133)	-
	(113,976)	(107,058)
Net intangible assets subject to amortization	$77,896	$67,714

Amortization expense (excluding capitalized software) was $8,127, $7,790, and $8,113, for the years ended December 31, 2022, 2021, and 2020, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2022 for each of the next five years is as follows:

2023	$9,833
2024	9,537
2025	9,100
2026	8,314
2027	6,493

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Leases

The net right of use assets and lease liabilities recognized on the consolidated balance sheets for the Company's operating leases as of December 31, 2022 and 2021 are presented below:

	December 31, 2022	December 31, 2021
Right of use assets
Operating Leases
Buildings and improvements	$126,933	$112,951
Machinery and equipment	4,260	4,684
Total	$131,193	$117,635
Current lease liabilities
Operating Leases
Buildings and improvements	$22,926	$20,851
Machinery and equipment	2,393	2,541
Total	$25,319	$23,392
Long-term lease liabilities
Operating Leases
Buildings and improvements	$106,693	$97,890
Machinery and equipment	1,800	2,097
Total	$108,493	$99,987
Total lease liabilities	$133,812	$123,379

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated statements of operations is as follows:

	Years ended December 31,
	2022	2021	2020
Lease expense
Operating lease expense	$25,606	$24,853	$23,363
Short-term lease expense	971	2,031	930
Variable lease expense	365	359	248
Total lease expense	$26,942	$27,243	$24,541

The Company paid $24,074, $23,899, and $23,814 for its operating leases during the years ended December 31, 2022, 2021, and 2020, respectively, which are included in operating cash flows on the consolidated statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 9.8 years and the weighted-average discount rate is 6.0% as of December 31, 2022.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

2023	$25,067
2024	22,891
2025	19,687
2026	16,989
2027	15,766
Thereafter	70,747

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

Changes in Tax Laws and Regulations

Israel

Effective November 15, 2021, Israel enacted changes in its tax laws.  As a direct result of this change in tax law, the Company made the determination during the fourth fiscal quarter of 2021 that substantially all unremitted foreign earnings in Israel were no longer indefinitely reinvested.  The Company recorded additional tax expense of $53,316 during the fourth fiscal quarter of 2021 to accrue the claw-back tax on applicable earnings and withholding taxes necessary to distribute these approximately $385,000 of accumulated earnings to the United States.  The Company repatriated $81,243 to the United States in 2022 pursuant to this repatriation program.  The Company paid withholding taxes, foreign taxes, and Israeli clawback taxes of $25,201 due to the repatriation.

United States

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States.

Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposed a one-time transition tax on deferred foreign earnings, payable in defined increments over eight years.  Installments of $14,757 were paid in each of 2022, 2021, 2020, 2019, and 2018.

The Company expects future installment payments as follows:

2023	$27,670
2024	36,893
2025	46,117

The U.S. Internal Revenue Service continues to issue regulations to address the provisions of the TCJA.  During 2021, the Company amended tax returns for 2018 and 2019 and recognized tax benefits of $8,276 as a result of changes in tax regulations, by making an election regarding Global Intangible Low-Taxed Income (“GILTI”).  The Company has elected to account for GILTI tax in the period in which it is incurred and, therefore, does not provide any deferred taxes in the consolidated financial statements at December 31, 2022, 2021, or 2020.

The Company repatriated $104,091 to the United States in 2020 pursuant to the repatriation program initiated in response to the enactment of the TCJA.  Tax expense for the repatriation transaction was substantially recorded in 2017 upon enactment of the TCJA.

Change in Indefinite Reversal Assertion

The Company made the determination during the fourth fiscal quarter of 2022 that substantially all unremitted earnings in Germany are no longer indefinitely reinvested.  Additional tax expense was recorded during the fourth fiscal quarter of 2022 to accrue the $59,642 of withholding taxes necessary to distribute these approximately $360,000 of accumulated earnings to the United States.

These changes in this indefinite reinvestment assertion provide greater access to the Company's worldwide cash balances to fund its growth plan and its Stockholder Return Policy.  While the change in assertion provides access to these balances, these amounts will be repatriated only as needed.  The withholding taxes associated with any distribution to the United States is payable upon distribution.

There are amounts of unremitted foreign earnings in countries other than Israel and Germany, which continue to be reinvested indefinitely, and the Company has made no provision for incremental foreign income taxes and withholding taxes payable to foreign jurisdictions related to these amounts.  Determination of the amount of the unrecognized deferred foreign tax liability for these amounts is not practicable because of the complexities associated with its hypothetical calculation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

Income (loss) before taxes consists of the following components:

	Years ended December 31,
	2022	2021	2020

Domestic	$132,426	$62,921	$(25,884)
Foreign	461,079	371,689	184,212
	$593,505	$434,610	$158,328

Significant components of income taxes are as follows:

	Years ended December 31,
	2022	2021	2020

Current:
Federal	$24,423	$2,336	$7,327
State and local	3,313	466	218
Foreign	121,810	82,258	55,399
	149,546	85,060	62,944
Deferred:
Federal	(40,136)	554	(6,068)
State and local	532	383	(538)
Foreign	53,080	49,676	(21,793)
	13,476	50,613	(28,399)
Total income tax expense	$163,022	$135,673	$34,545

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021

Deferred tax assets:
Pension and other retiree obligations	$29,327	$50,069
Inventories	21,040	17,168
Net operating loss carryforwards	82,498	115,200
Tax credit carryforwards	53,145	76,213
Other accruals and reserves	37,634	29,332
Total gross deferred tax assets	223,644	287,982
Less valuation allowance	(101,169)	(186,204)
	122,475	101,778
Deferred tax liabilities:
Property and equipment	(8,307)	(1,514)
Tax deductible goodwill	(6,144)	(5,412)
Earnings not indefinitely reinvested	(113,661)	(67,172)
Other - net	(6,879)	(1,646)
Total gross deferred tax liabilities	(134,991)	(75,744)

Net deferred tax assets (liabilities)	$(12,516)	$26,034

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses and tax credits). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2022	2021	2020

Tax at statutory rate	$124,636	$91,268	$33,249
State income taxes, net of U.S. federal tax benefit	3,038	671	(252)
Effect of foreign operations	13,422	5,521	(9,896)
Tax on earnings not indefinitely reinvested	71,141	54,648	4,227
Unrecognized tax benefits	(4,699)	1,318	4,351
Change in valuation allowance on deferred tax assets	(58,696)	(14,921)	-
Foreign income taxable in the U.S.	14,925	9,532	7,675
Foreign tax credit	(20,408)	(9,477)	(3,520)
U.S. Base Erosion Anti-Abuse Tax	20,918	9,134	750
Change in U.S. tax regulations	-	(8,276)	-
Other	(1,255)	(3,745)	(2,039)
Total income tax expense	$163,022	$135,673	$34,545

The change in valuation allowance on deferred tax assets includes the utilization of a foreign tax credit carryforward from prior years that previously had a valuation allowance.

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

Income tax expense for the years ended December 31, 2022, 2021, and 2020 includes certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $20,032, $39,326, and $1,998 in 2022, 2021, and 2020, respectively.

For the year ended December 31, 2022, the discrete items include tax expense of $59,642 due to the Company's change in its assertion that earnings of its subsidiaries in Germany are indefinitely reinvested, tax benefits of $5,941 for changes in uncertain tax positions following the resolution of a tax audit and a $33,669 tax benefit recognized upon the release of a valuation allowance.

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

At December 31, 2022, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires
Austria	$4,319	No expiration
Belgium	149,864	No expiration
Israel	8,024	No expiration
Japan	4,710	2025 - 2030
Netherlands	9,947	No expiration
The Republic of China (Taiwan)	13,741	2026 - 2028

California	19,650	2028 - 2041
Pennsylvania	585,446	2023 - 2042

At December 31, 2022, the Company had the following significant tax credit carryforwards available:

		Expires
U.S. Foreign Tax Credit	$34,089	2028 - 2030
California Research Credit	18,902	No expiration

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)
Net income taxes paid were $134,199, $79,106, and $69,706 for the years ended December 31, 2022, 2021, and 2020, respectively.  Net income taxes paid for the years ended December 31, 2022 and 2020 include $25,201 and $16,258, respectively, for repatriation activity.  Net income taxes paid also includes $14,757 in each period presented for the TCJA transition tax.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2022	2021	2020

Balance at beginning of year	$26,719	$40,652	$36,868
Addition based on tax positions related to the current year	-	141	663
Addition based on tax positions related to prior years	3,197	1,037	8,358
Currency translation adjustments	(366)	(523)	1,361
Reduction based on tax positions related to prior years	-	(13,154)	(3,152)
Reduction for settlements	(9,420)	(982)	(3,446)
Reduction for lapses of statute of limitation	(1,701)	(452)	-
Balance at end of year	$18,429	$26,719	$40,652

All of the unrecognized tax benefits of $18,429 and $26,719, as of December 31, 2022 and 2021, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2022 and 2021, the Company had accrued interest and penalties related to the unrecognized tax benefits of $2,587 and $3,747, respectively. During the years ended December 31, 2022, 2021, and 2020, the Company recognized $376, $591, and $128, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple states and foreign jurisdictions.   The Company's U.S. federal income tax returns are under examination for the years ended December 31, 2017 through 2019.  The IRS may, however, ask for supporting documentation for net operating losses for the years ended December 31, 2013 through 2016, which were utilized in the year ended December 31, 2017.  During the years ended December 31, 2022, 2021, and 2020, certain tax examinations were concluded and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions: Germany (2017 through 2021), India (2004 through 2020), and Italy (2017 through 2019).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $6,088 to $9,428.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2022	December 31, 2021

Credit facility	$42,000	$-
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(6,407)	(9,678)
	500,937	455,666
Less current portion	-	-
	$500,937	$455,666

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

At December 31, 2022 and 2021, there was $707,061 and $748,931, respectively, available under the Credit Facility. Letters of credit totaling $939 and $1,069 were outstanding at December 31, 2022 and 2021, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Long-Term Debt (continued)
Convertible Debt Instruments

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2025 as of December 31, 2022:

Due 2025
Issuance date	June 12, 2018
Maturity date	June 15, 2025
Principal amount	$465,344
Cash coupon rate (per annum)	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%
Conversion rate effective November 29, 2022 (per $1 principal amount)	32.0478
Effective conversion price effective November 29, 2022 (per share)	$31.20
130% of the conversion price (per share)	$40.56

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

Upon adoption of ASU No. 2020-06, Vishay derecognized the bifurcated equity component, debt discount, and deferred taxes and remeasured the deferred financing costs associated with its convertible debt instruments.  The carrying value of Vishay's convertible debt instruments is now equal to the outstanding principal amount and interest expense is now equal to the cash interest paid.  The remeasured deferred financing costs continue to be recognized as non-cash interest expense.  The carrying value of the convertible senior notes due 2025 was $465,344 as of December 31, 2022 and 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Long-Term Debt (continued)

Interest expense related to the convertible debt instruments is reflected on the accompanying consolidated statements of operations for the years ended December 31:

	Contractual coupon interest	Non-cash amortization of debt discount	Other non-cash interest expense	Total interest expense related to the debentures

2022
Convertible senior notes due 2025	$10,470	-	1,733	$12,203

2021
Convertible senior notes due 2025	$10,470	-	1,733	$12,203

2020
Convertible senior notes due 2025	$12,097	13,118	1,623	$26,838
Convertible senior debentures	88	43	-	131
Total	$12,185	$13,161	$1,623	$26,969

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

Other Borrowings Information

The Credit Facility, of which $42,000 was drawn as of December 31, 2022, expires in 2024.  The convertible senior notes mature in 2025.

At December 31, 2022 and 2021, the Company had committed and uncommitted short-term credit lines with various U.S. and foreign banks aggregating approximately $1,000 with substantially no amounts borrowed.

Interest paid was $13,739, $14,177, and $15,450 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock.  Stock dividends or distributions on any class of stock are payable only in shares of stock of that class.  Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.  Cash dividends were paid quarterly in 2022 and 2021.

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

At December 31, 2022, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding	894,000
Phantom stock units outstanding	226,000
2007 Stock Incentive Program - available to grant	1,637,000
Convertible senior notes, due 2025	14,913,251
Conversion of Class B common stock	12,097,148
29,767,399

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

The following table summarizes activity pursuant to this policy:

Year ended
December 31, 2022
Dividends paid to stockholders	$57,187
Stock repurchases	82,972
Total	$140,159
The repurchased shares are being held as treasury stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Details of Expenses

The caption “Other” on the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2022	2021	2020

Foreign exchange gain (loss)	$5,690	$(2,692)	$(4,095)
Interest income	7,560	1,269	3,709
Other components of periodic pension expense	(11,090)	(13,206)	(13,613)
Investment income (expense)	(6,812)	(1,036)	2,271
Other	(200)	11	(26)
	$(4,852)	$(15,654)	$(11,754)

The Company used cash to repurchase $151,546 principal amount of convertible senior notes due 2025 in 2020 and recognized a loss on early extinguishment of the repurchased convertible debt of $8,073.

Impact of the COVID-19 Pandemic

The Company's operations have been impacted by the "COVID-19" pandemic, particularly in 2020 when some manufacturing facilities were temporarily closed and some were operating at levels less than full capacity and again in 2022 when operations in the People's Republic of China were impacted by government-mandated shut-downs.  The Company incurred incremental costs separable from normal operations that are directly related to the pandemic containment efforts, primarily wages paid to manufacturing employees during government-mandated shut-downs, additional wages and hardship allowances for working during lockdown periods, additional costs of cleaning and disinfecting facilities, costs of additional safety equipment for employees, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  Since 2021, certain costs directly attributable to the pandemic, such as additional costs of cleaning and disinfecting facility and costs of additional safety equipment for employees, are no longer incremental and are considered normal operating costs.  The net impact of the costs and subsidies are reported as cost of products sold of $6,661 and $4,563 and selling, general, and administrative expenses (benefits) of $546 and $(1,451) based on employee function on the consolidated statements of operations for the years ended December 31, 2022 and 2020, respectively.

The Company's insurance coverages generally exclude losses incurred due to pandemics.  No amounts have been received due to the pandemic pursuant to the Company's insurance coverages.  Any amounts that may be received in the future will not be recognized until all contingencies are settled.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2022	2021

Sales returns and allowances	$46,979	$39,759
Goods received, not yet invoiced	60,201	53,736
Accrued VAT taxes payable	55,010	46,240
Other	99,416	78,354
	$261,606	$218,089

Sales returns and allowances accrual activity is shown below:

	Years Ended December 31,
	2022	2021	2020
Beginning balance	$39,759	$39,629	$40,508
Sales returns and allowances	102,640	89,832	88,844
Credits issued	(94,682)	(88,708)	(90,824)
Foreign currency	(738)	(994)	1,101
Ending balance	$46,979	$39,759	$39,629

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total

Balance at January 1, 2020	$(68,020)	$41,374	$(26,646)
Other comprehensive income before reclassifications	(22,055)	49,260	$27,205
Tax effect	5,288	-	$5,288
Other comprehensive income before reclassifications, net of tax	(16,767)	49,260	$32,493
Amounts reclassified out of AOCI	10,168	-	$10,168
Tax effect	(2,456)	-	$(2,456)
Amounts reclassified out of AOCI, net of tax	7,712	-	$7,712
Net comprehensive income (loss)	$(9,055)	$49,260	$40,205
Balance at December 31, 2020	$(77,075)	$90,634	$13,559
Other comprehensive income before reclassifications	12,592	(51,978)	$(39,386)
Tax effect	(2,509)	-	$(2,509)
Other comprehensive income before reclassifications, net of tax	10,083	(51,978)	$(41,895)
Amounts reclassified out of AOCI	10,677	-	$10,677
Tax effect	(2,593)	-	$(2,593)
Amounts reclassified out of AOCI, net of tax	8,084	-	$8,084
Net comprehensive income (loss)	$18,167	$(51,978)	$(33,811)
Balance at December 31, 2021	$(58,908)	$38,656	$(20,252)
Other comprehensive income before reclassifications	60,949	(41,885)	$19,064
Tax effect	(15,783)	-	$(15,783)
Other comprehensive income before reclassifications, net of tax	45,166	(41,885)	$3,281
Amounts reclassified out of AOCI	8,260	-	$8,260
Tax effect	(2,116)	-	$(2,116)
Amounts reclassified out of AOCI, net of tax	6,144	-	$6,144
Net comprehensive income (loss)	$51,310	$(41,885)	$9,425
Balance at December 31, 2022	$(7,598)	$(3,229)	$(10,827)

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

The following table summarizes amounts recorded on the accompanying consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2022	2021

Included in "Other assets":
Non-U.S. pension plans	$4,715	$3,145
Total included in other assets	$4,715	$3,145
Included in "Payroll and related expenses":
U.S. pension plans	$(6,378)	$(35)
Non-U.S. pension plans	(6,827)	(7,602)
U.S. other postretirement plans	(497)	(975)
Non-U.S. other postretirement plans	(666)	(696)
Total included in payroll and related expenses	$(14,368)	$(9,308)
Accrued pension and other postretirement costs:
U.S. pension plans	$(30,843)	$(45,578)
Non-U.S. pension plans	(135,809)	(197,796)
U.S. other postretirement plans	(3,831)	(6,636)
Non-U.S. other postretirement plans	(6,049)	(7,086)
Other retirement obligations	(10,560)	(14,576)
Total accrued pension and other postretirement costs	$(187,092)	$(271,672)
Accumulated other comprehensive loss:
U.S. pension plans	$69	$9,403
Non-U.S. pension plans	16,392	72,437
U.S. other postretirement plans	(2,031)	837
Non-U.S. other postretirement plans	743	1,706
Total accumulated other comprehensive loss*	$15,173	$84,383
* - Amounts included in accumulated other comprehensive loss are presented in this table pre-tax

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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the non-qualified pension plan were $20,615 and $27,604 at December 31, 2022 and 2021, respectively.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer.  Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to this non-qualified pension plan were $1,023 and $630 at December 31, 2022 and 2021, respectively.

Non-U.S. Pension Plans

The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices.  Pension benefits earned are generally based on years of service and compensation during active employment.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2022		December 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$45,613	$278,173	$45,564	$307,809
Service cost	-	4,199	-	4,693
Interest cost	1,122	3,200	1,016	2,968
Plan amendments	-	79	-	490
Actuarial (gains) losses	(7,668)	(45,102)	870	(7,816)
Benefits paid	(1,846)	(16,777)	(1,837)	(14,773)
Curtailments and settlements	-	-	-	(34)
Currency translation	-	(20,231)	-	(15,164)
Benefit obligation at end of year	$37,221	$203,541	$45,613	$278,173

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$75,920	$-	74,334
Actual return on plan assets	-	790	-	2,792
Company contributions	1,846	13,212	1,837	13,095
Benefits paid	(1,846)	(16,777)	(1,837)	(14,773)
Currency translation	-	(7,525)	-	472
Fair value of plan assets at end of year	$-	$65,620	$-	$75,920

Funded status at end of year	$(37,221)	$(137,921)	$(45,613)	$(202,253)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2022		December 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$-	$4,715	$-	$3,145
Accrued benefit liability - current	(6,378)	(6,827)	(35)	(7,602)
Accrued benefit liability - non-current	(30,843)	(135,809)	(45,578)	(197,796)
Accumulated other comprehensive loss	69	16,392	9,403	72,437
	$(37,152)	$(121,529)	$(36,210)	$(129,816)

Actuarial items consist of the following:

	December 31, 2022		December 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial (gain) loss	$(140)	$15,628	$9,050	$71,632
Unamortized prior service cost	209	764	353	805
	$69	$16,392	$9,403	$72,437

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2022		December 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$37,221	$176,056	$45,613	$259,087

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$37,221	$181,207	$45,613	$247,796
Accumulated benefit obligation	37,221	159,433	45,613	235,764
Fair value of plan assets	-	38,854	-	44,604

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2022		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$-	$4,199	$-	$4,693	$-	$4,382
Interest cost	1,122	3,200	1,016	2,968	1,366	3,783
Expected return on plan assets	-	(1,725)	-	(1,660)	-	(2,004)
Amortization of actuarial losses	1,523	4,760	2,032	7,444	1,609	6,554
Amortization of prior service cost	144	216	144	189	144	378
Curtailment and settlement losses	-	1,190	-	632	-	1,148
Net periodic pension cost	$2,789	$11,840	$3,192	$14,266	$3,119	$14,241

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2022, 2021, and 2020.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2022 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.50%	3.57%	2.50%	1.19%
Rate of compensation increase	0.00%	2.60%	0.00%	2.07%

The following weighted average assumptions were used to determine the net periodic pension costs:

	Years ended December 31,
	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.50%	1.19%	2.25%	1.02%
Rate of compensation increase	0.00%	2.07%	0.00%	2.02%
Expected return on plan assets	0.00%	2.96%	0.00%	2.37%

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

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2023	$8,365	$15,741
2024	3,295	14,669
2025	3,247	15,553
2026	8,552	17,068
2027	3,277	15,004
2028-2032	9,742	70,832

The Company’s anticipated 2023 contributions for defined benefit pension plans will approximate the expected benefit payments disclosed above.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2022		December 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$7,611	$7,782	$7,723	$8,510
Service cost	39	237	102	278
Interest cost	178	55	163	42
Actuarial (gains) losses	(2,525)	(749)	545	(77)
Benefits paid	(975)	(147)	(922)	(319)
Currency translation	-	(463)	-	(652)
Benefit obligation at end of year	$4,328	$6,715	$7,611	$7,782

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(4,328)	$(6,715)	$(7,611)	$(7,782)

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2022		December 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(497)	$(666)	$(975)	$(696)
Accrued benefit liability - non-current	(3,831)	(6,049)	(6,636)	(7,086)
Accumulated other comprehensive (income) loss	(2,031)	743	837	1,706
	$(6,359)	$(5,972)	$(6,774)	$(6,076)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
Actuarial items consist of the following:

	December 31, 2022		December 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$(2,031)	$743	$837	$1,706
	$(2,031)	$743	$837	$1,706

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2022		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$39	$237	$102	$278	$112	$284
Interest cost	178	55	163	42	236	64
Amortization of actuarial (gains) losses	342	85	53	116	26	132
Curtailment and settlement losses	-	-	-	67	-	177
Net periodic benefit cost (benefit)	$559	$377	$318	$503	$374	$657

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2022 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.50%	3.86%	2.50%	0.80%
Rate of compensation increase	0.00%	4.19%	0.00%	2.88%

The following weighted average assumptions were used to determine the net periodic benefit costs:

	Years ended December 31,
	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	2.50%	0.80%	2.25%	0.54%
Rate of compensation increase	0.00%	2.88%	0.00%	2.87%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2023	$497	$666
2024	491	246
2025	475	517
2026	480	185
2027	427	1,278
2028-2032	1,671	3,607

As the plans are unfunded, the Company’s anticipated contributions for 2023 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2022 and 2021, the accompanying consolidated balance sheets include $10,560 and $14,576, respectively, within accrued pension and other postretirement costs related to these plans.

The Company’s U.S. employees are eligible to participate in a 401(k) savings plan, which provides for Company matching contributions.  The Company’s matching expense for the plans was $7,083, $6,557, and $6,363 for the years ended December 31, 2022, 2021, and 2020, respectively.  No material amounts are included in the accompanying consolidated balance sheets at December 31, 2022 and 2021 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan.  During the years ended December 31, 2022, 2021, and 2020, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods.  The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the deferred compensation plan at December 31, 2022 and 2021 were approximately $28,535 and $31,453, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Stock-Based Compensation

The Company has various stockholder-approved programs which allow for the grant of share-based compensation to officers, employees, and non-employee directors.

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2022	2021	2020

Restricted stock units	$6,323	$6,396	$5,061
Phantom stock units	222	209	215
Total	$6,545	$6,605	$5,276

The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2022 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$3,241	0.7
Phantom stock units	-	0.0
Total	$3,241

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

At December 31, 2022, the Company has reserved 1,637,000 shares of common stock for future grants of equity awards pursuant to the 2007 Program.  If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Stock-Based Compensation (continued)
Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2022		2021		2020
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	877	$20.08	793	$18.90	842	$17.93
Granted	336	19.13	319	22.07	272	18.30
Vested*	(306)	20.04	(235)	18.79	(308)	15.70
Cancelled or forfeited	(13)	20.50	-	-	(13)	19.06
End of year	894	$19.73	877	$20.08	793	$18.90

Expected to vest	894		877		793

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

The number of performance-based RSUs scheduled to vest increases ratably based on the achievement of defined performance criteria between the established target and maximum levels.  RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2023**	152	-	152
January 1, 2024	165	-	165
January 1, 2025	168	-	168

** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2023 were achieved.

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

The following table summarizes the Company’s phantom stock units activity (number of phantom stock units in thousands):

	Years ended December 31,
	2022		2021		2020
	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit

Outstanding:
Beginning of year	212		198		183
Granted	10	$22.20	10	$20.89	10	$21.49
Dividend equivalents issued	4		4		5
End of year	226		212		198

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

As of December 31, 2022, the Company has accrued environmental liabilities of $11,446, of which $4,648 is included in other accrued liabilities on the accompanying consolidated balance sheet, and $6,798 is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

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

Since 2004, Siliconix has maintained long-term foundry arrangements for semiconductor manufacturing with Tower Semiconductor, pursuant to which Siliconix transferred certain technology to Tower Semiconductor and committed to purchase a minimum amount of semiconductor wafers.  The Company has minimum purchase commitments pursuant to its current long-term arrangements with Tower Semiconductor and other foundry partners of $48,073 and $15,287 for the years 2023 through 2024, respectively.  The minimum purchase commitments with Tower Semiconductor are based on a 18-month rolling forecast and, accordingly, the 2024 minimum purchase commitments will likely increase.  The Company has the option to purchase wafers in addition to the minimum commitment and, accordingly, actual purchases may be different than the amounts disclosed above.  The Company exceeded its minimum purchase commitments in 2022.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

No customer represented greater than 10% of consolidated net revenue in 2022 or 2021.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries.  As of December 31, 2022, one customer comprised 10.2% of the Company's accounts receivable balance.  No customer comprised greater than 10% of the Company’s accounts receivable balance as of December 31, 2021.  The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly.  The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2022, the following financial institutions held over 10% of the Company’s combined cash and cash equivalents and short-term investments balance:

JPMorgan*	14.8%
MUFG Bank Ltd.*	14.4%
Santander*	12.8%
UniCredit Bank*	11.0%
Bank Leumi*	10.4%
*Participant in Credit Facility

Sources of Supplies

The production and sale of the Company’s products is reliant on a complex global interconnected supply chain of vendors, manufacturing facilities, third-party foundries and subcontractors, shipping partners, distributors, and end market customers.  Disruption in one part of the supply chain could cause disruption in all other parts of the supply chain.  Global shipping impacts several parts of the supply chain and the disruption experienced in recent years has, at times, negatively impacted the Company’s ability to manufacture products and to deliver them to customers.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 14 – Current Vulnerability Due to Certain Concentrations (continued)
The Company's production can be disrupted by the unavailability of resources, such as water, energy, and gases.  The unavailability or reduced availability of these resources could require the Company to reduce production or incur additional costs.

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

Geographic Concentration

The Company has operations outside the United States, and approximately 71% of revenues earned during 2022 were derived from sales to customers outside the United States.  Additionally, as of December 31, 2022, $916,041 of the Company’s cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Some of the Company’s products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability.  This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest.  These conditions could have an adverse impact on the Company’s ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company’s overall financial condition, operating results, and ability to access its liquidity when needed.

As of December 31, 2022 the Company’s cash and cash equivalents and short-term investments were concentrated in the following countries:

Germany	36.5%
Israel	12.9%
Singapore	11.8%
People's Republic of China	11.1%
United States	9.1%
The Republic of China (Taiwan)	9.1%
Other Asia	6.2%
Other Europe	2.3%
Other	1.0%

Certain of the Company's non-U.S. subsidiaries have cash and cash equivalents and short-term investments deposited in U.S. financial institutions.

Vishay has been in operation in Israel for 52 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

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

The Company’s Chief Operating Decision Maker uses operating income, exclusive of certain items ("segment operating income") to make decisions, allocate resources, and assess performance, and the Company thus considers segment operating income to be its measure of segment profit or loss.  Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income.  The Company's calculation of segment operating income excludes selling, general, and administrative costs of its global operations, sales and marketing, information systems, finance, and administration groups, as well as restructuring and severance costs, the direct impact of the COVID-19 pandemic, and other items affecting comparability.  Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.  These items represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)
The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2022:
Net revenues	$762,260	$765,220	$296,384	$832,806	$331,086	$509,645	$-	$3,497,401
Segment Operating Income	228,692	176,422	85,456	235,259	93,453	104,810	(6,661)	$917,431
Depreciation expense	30,551	40,014	14,065	34,903	14,927	14,286	7,118	$155,864
Capital expenditures	90,297	69,126	27,776	76,702	35,102	15,214	11,091	$325,308

Total Assets as of December 31, 2022:	$672,048	$814,017	$385,388	$861,870	$322,893	$496,924	$312,513	$3,865,653

Year ended December 31, 2021:
Net revenues	$667,998	$709,416	$302,714	$752,554	$335,638	$472,167	$-	$3,240,487
Segment Operating Income	148,652	145,814	82,378	190,953	97,482	85,342	-	$750,621
Depreciation expense	30,257	40,406	14,585	34,344	14,448	17,129	8,078	$159,247
Capital expenditures	44,227	45,772	25,068	57,729	24,377	13,099	8,100	$218,372

Total Assets as of December 31, 2021:	$503,937	$815,751	$377,815	$783,390	$355,353	$496,129	$210,882	$3,543,257

Year ended December 31, 2020:
Net revenues	$501,380	$502,548	$236,616	$606,183	$293,629	$361,542	$-	$2,501,898
Segment Operating Income	76,548	69,663	50,369	130,700	82,472	50,753	(4,563)	$455,942
Depreciation expense	30,835	39,380	16,003	32,531	13,821	17,349	8,198	$158,117
Capital expenditures	18,621	31,960	12,873	21,298	20,730	11,198	6,919	$123,599

Total Assets as of December 31, 2020:	$447,867	$704,606	$341,517	$693,251	$330,092	$438,906	$198,234	$3,154,473
________________

	Years ended December 31,
	2022	2021	2020
Reconciliation:
Segment Operating Income	$917,431	$750,621	$455,942
Restructuring and Severance Costs	-	-	(743)
Impact of COVID-19 Pandemic on Selling, General, and Administrative Expenses	(546)	-	1,451
Unallocated Selling, General, and Administrative Expenses	(301,399)	(282,819)	(246,940)
Consolidated Operating Income (Loss)	$615,486	$467,802	$209,710
Unallocated Other Income (Expense)	(21,981)	(33,192)	(51,382)
Consolidated Income Before Taxes	$593,505	$434,610	$158,328

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Years Ended December 31,
	2022	2021	2020
Distributors	$2,019,842	$1,902,499	$1,328,953
OEMs	1,229,114	1,138,569	1,003,090
EMS companies	248,445	199,419	169,855
	$3,497,401	$3,240,487	$2,501,898

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)
Net revenues were attributable to customers in the following regions:

	Years Ended December 31,
	2022	2021	2020

Asia	$1,347,893	$1,392,267	$1,028,073
Europe	1,146,898	1,072,025	854,847
Americas	1,002,610	776,195	618,978
	$3,497,401	$3,240,487	$2,501,898

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Years Ended December 31,
	2022	2021	2020

Industrial	$1,377,043	$1,269,150	$864,032
Automotive	1,067,499	994,039	796,853
Computing	225,746	245,463	204,166
Military and Aerospace	215,078	170,484	162,484
Consumer Products	182,884	165,384	118,896
Power Supplies	175,456	165,190	116,966
Medical	133,808	130,126	129,500
Telecommunications	119,887	100,651	109,001
	$3,497,401	$3,240,487	$2,501,898

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2022	2021	2020

United States	$974,503	$750,862	$592,460
Germany	1,005,796	976,907	772,194
Other Europe	142,454	134,773	103,475
Israel	25,844	20,362	16,609
Asia	1,348,804	1,357,583	1,017,160
	$3,497,401	$3,240,487	$2,501,898

The following table summarizes property and equipment based on physical location:

	December 31,
	2022	2021

United States	$144,112	$115,036
Germany	229,449	203,414
Other Europe	118,672	110,859
Israel	87,174	76,057
People's Republic of China	250,669	218,721
Republic of China (Taiwan)	192,456	168,165
Other Asia	98,332	81,741
Other	9,595	5,486
	$1,130,459	$979,479

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2022	2021	2020

Numerator:
Net earnings attributable to Vishay stockholders	$428,810	$297,970	$122,923

Denominator:
Denominator for basic earnings per share:
Weighted average shares	143,176	144,796	144,641
Outstanding phantom stock units	223	209	195
Adjusted weighted average shares - basic	143,399	145,005	144,836

Effect of dilutive securities:
Restricted stock units	516	488	362
Convertible debt instruments	-	2	30
Dilutive potential common shares	516	490	392

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	143,915	145,495	145,228

Basic earnings per share attributable to Vishay stockholders	$2.99	$2.05	$0.85

Diluted earnings per share attributable to Vishay stockholders	$2.98	$2.05	$0.85

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2022	2021	2020

Convertible debt instruments:
Convertible Senior Debentures, due 2041	-	-	100
Convertible Senior Notes, due 2025	-	-	17,062
Weighted average other	251	279	341

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired, consist of the following:

	Years ended December 31,
	2022	2021	2020

Accounts receivable	$(26,696)	$(67,707)	$4,662
Inventories	(119,595)	(121,492)	(24,204)
Prepaid expenses and other current assets	(11,380)	(35,377)	12,692
Accounts payable	(61,665)	61,481	18,485
Other current liabilities	77,223	79,683	6,157
Net change in operating assets and liabilities	$(142,113)	$(83,412)	$17,792

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2022
Assets:
Assets held in rabbi trusts	$50,173	$27,168	$23,005	$-
Available for sale securities	$3,677	3,677	-	-
Precious metals	$1,252	1,252	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$5,876	5,876	-	-
Fixed income securities	$18,406	18,406	-	-
Cash	$41,338	41,338	-	-
	$120,722	$97,717	$23,005	$-

Liability:
MaxPower acquisition contingent consideration	$6,870	-	-	6,870

December 31, 2021
Assets:
Assets held in rabbi trusts	$59,687	$32,713	$26,974	$-
Available for sale securities	$4,455	4,455	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$10,627	10,627	-	-
Fixed income securities	$19,690	19,690	-	-
Cash	$45,603	45,603	-	-
	$140,062	$113,088	$26,974	$-

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

The Company may be required to make certain contingent payments to non-employee equity holders of MaxPower pursuant to the acquisition agreement, which would be payable upon the achievement of certain technology milestones, upon favorable resolution of certain technology licensing matters with a third party, and upon the disposition of MaxPower's investment in an equity affiliate.  The fair value of these contingent consideration payments is determined by estimating the net present value of the expected cash flows based on the probability of expected payments.  The fair value measurement of the contingent consideration is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the deferred financing costs, at December 31, 2022 and 2021 is approximately $491,100 and $485,500, respectively, compared to its carrying value, excluding the derivative liability and capitalized deferred financing costs, of $507,344 and $465,344, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At 2022 and 2021, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At December 31, 2022 and 2021, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the accompanying consolidated balance sheets.

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