Form 10-Q
period 2023-04-01
VISHAY INTERTECHNOLOGY INC
filed 2023-05-10
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 1, 2023

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
☐ Yes  ☒ No

As of May 8, 2023 the registrant had 127,584,869 shares of its common stock (excluding treasury shares) and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
April 1, 2023

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	April 1, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$847,534	$610,825
Short-term investments	186,892	305,272
Accounts receivable, net	444,021	416,178
Inventories:
Finished goods	171,404	156,234
Work in process	282,166	261,345
Raw materials	203,111	201,300
Total inventories	656,681	618,879

Prepaid expenses and other current assets	170,767	170,056
Total current assets	2,305,895	2,121,210

Property and equipment, at cost:
Land	76,269	75,907
Buildings and improvements	676,678	658,829
Machinery and equipment	2,910,769	2,857,636
Construction in progress	234,481	243,038
Allowance for depreciation	(2,755,509)	(2,704,951)
Property and equipment, net	1,142,688	1,130,459

Right of use assets	130,306	131,193

Deferred income taxes	106,197	104,667

Goodwill	201,657	201,432

Other intangible assets, net	75,965	77,896

Other assets	99,960	98,796
Total assets	$4,062,668	$3,865,653

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	April 1, 2023	December 31, 2022
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$219,802	$189,099
Payroll and related expenses	159,708	166,079
Lease liabilities	25,908	25,319
Other accrued expenses	246,529	261,606
Income taxes	97,307	84,155
Total current liabilities	749,254	726,258

Long-term debt less current portion	566,755	500,937
U.S. transition tax payable	83,010	83,010
Deferred income taxes	125,289	117,183
Long-term lease liabilities	107,221	108,493
Other liabilities	94,216	92,530
Accrued pension and other postretirement costs	189,606	187,092
Total liabilities	1,915,351	1,815,503

Equity:
Vishay stockholders' equity
Common stock	13,316	13,291
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,351,622	1,352,321
Retained earnings	870,975	773,228
Treasury stock (at cost)	(103,145)	(82,972)
Accumulated other comprehensive income (loss)	9,032	(10,827)
Total Vishay stockholders' equity	2,143,010	2,046,251
Noncontrolling interests	4,307	3,899
Total equity	2,147,317	2,050,150
Total liabilities and equity	$4,062,668	$3,865,653

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	April 1, 2023	April 2, 2022

Net revenues	$871,046	$853,793
Costs of products sold	592,333	594,685
Gross profit	278,713	259,108

Selling, general, and administrative expenses	120,145	112,855
Operating income	158,568	146,253

Other income (expense):
Interest expense	(5,120)	(4,222)
Other	3,329	(5,751)
Total other income (expense)	(1,791)	(9,973)

Income before taxes	156,777	136,280

Income tax expense	44,588	32,330

Net earnings	112,189	103,950

Less: net earnings attributable to noncontrolling interests	408	377

Net earnings attributable to Vishay stockholders	$111,781	$103,573

Basic earnings per share attributable to Vishay stockholders	$0.79	$0.71

Diluted earnings per share attributable to Vishay stockholders	$0.79	$0.71

Weighted average shares outstanding - basic	140,636	145,053

Weighted average shares outstanding - diluted	141,251	145,553

Cash dividends per share	$0.10	$0.10

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	April 1, 2023	April 2, 2022

Net earnings	$112,189	$103,950

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	136	1,559

Foreign currency translation adjustment	19,723	(13,484)

Other comprehensive income (loss)	19,859	(11,925)

Comprehensive income	132,048	92,025

Less: comprehensive income attributable to noncontrolling interests	408	377

Comprehensive income attributable to Vishay stockholders	$131,640	$91,648

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	April 1, 2023	April 2, 2022

Operating activities
Net earnings	$112,189	$103,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,301	40,650
(Gain) loss on disposal of property and equipment	(64)	(59)
Inventory write-offs for obsolescence	8,986	5,825
Deferred income taxes	7,329	2,347
Other	269	8,816
Net change in operating assets and liabilities	(42,117)	(127,944)
Net cash provided by operating activities	129,893	33,585

Investing activities
Capital expenditures	(45,574)	(35,909)
Proceeds from sale of property and equipment	326	72
Purchase of short-term investments	(41)	(7,753)
Maturity of short-term investments	121,768	56,674
Other investing activities	(892)	(199)
Net cash provided by investing activities	75,587	12,885

Financing activities
Net proceeds on revolving credit facility	65,000	-
Dividends paid to common stockholders	(12,810)	(13,259)
Dividends paid to Class B common stockholders	(1,210)	(1,210)
Repurchase of common stock held in treasury	(20,173)	(9,873)
Cash withholding taxes paid when shares withheld for vested equity awards	(3,653)	(2,123)
Net cash provided by (used in) financing activities	27,154	(26,465)
Effect of exchange rate changes on cash and cash equivalents	4,075	(4,865)

Net increase in cash and cash equivalents	236,709	15,140

Cash and cash equivalents at beginning of period	610,825	774,108
Cash and cash equivalents at end of period	$847,534	$789,248

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$13,271	$1,210	$1,347,830	$401,694	$-	$(20,252)	$1,743,753	$2,967	$1,746,720
Net earnings	-	-	-	103,573	-	-	103,573	377	103,950
Other comprehensive income (loss)	-	-	-	-	-	(11,925)	(11,925)	-	(11,925)
Issuance of stock and related tax withholdings for vested restricted stock units (189,731 shares)	19	-	(2,142)	-	-	-	(2,123)	-	(2,123)
Dividends declared ($0.10 per share)	-	-	22	(14,491)	-	-	(14,469)	-	(14,469)
Stock compensation expense	-	-	3,842	-	-	-	3,842	-	3,842
Repurchase of common stock held in treasury (513,227 shares)	-	-	-	-	(9,873)	-	(9,873)	-	(9,873)
Balance at April 2, 2022	$13,290	$1,210	$1,349,552	$490,776	$(9,873)	$(32,177)	$1,812,778	$3,344	$1,816,122

Balance at December 31, 2022	$13,291	$1,210	$1,352,321	$773,228	$(82,972)	$(10,827)	$2,046,251	$3,899	$2,050,150
Net earnings	-	-	-	111,781	-	-	111,781	408	112,189
Other comprehensive income (loss)	-	-	-	-	-	19,859	19,859	-	19,859
Issuance of stock and related tax withholdings for vested restricted stock units and phantom stock units (254,513 shares)	25	-	(3,678)	-	-	-	(3,653)	-	(3,653)
Dividends declared ($0.10 per share)	-	-	14	(14,034)	-	-	(14,020)	-	(14,020)
Stock compensation expense	-	-	2,965	-	-	-	2,965	-	2,965
Repurchase of common stock held in treasury (916,221 shares)	-	-	-	-	(20,173)	-	(20,173)	-	(20,173)
Balance at April 1, 2023	$13,316	$1,210	$1,351,622	$870,975	$(103,145)	$9,032	$2,143,010	$4,307	$2,147,317

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  The results of operations for the three fiscal months ended April 1, 2023 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2023 end on April 1, 2023, July 1, 2023, September 30, 2023, and December 31, 2023, respectively.  The four fiscal quarters in 2022 ended on April 2, 2022, July 2, 2022, October 1, 2022, and December 31, 2022, respectively.

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

MaxPower Semiconductor, Inc.

On October 28, 2022, the Company acquired all of the outstanding equity interests of MaxPower Semiconductor, Inc. ("MaxPower"), a San Jose, California-based fabless power semiconductor provider dedicated to delivering innovative and cost-effective technologies that optimize power management solutions.  The acquisition of MaxPower will enhance the Company's current and future silicon carbide ("SiC") offerings for fast-growing markets such as electric vehicles.

The Company paid cash of $50,000, net of cash acquired, at closing.  Related to the transaction, Vishay may also be required to make certain contingent payments of up to $57,500, which would be payable upon the achievement of certain technology milestones, upon favorable resolution of certain technology licensing matters with a third party, and upon the disposition of MaxPower's investment in an equity affiliate.  The purchase price for U.S. GAAP purposes includes the fair value, as of the acquisition date, of certain future contingent payments to non-employee equity holders of MaxPower.  The estimated fair value of this contingent consideration as of the acquisition date was $6,851.  The contingent consideration liability is included in other accrued expenses and other liabilities in the accompanying balance sheet and is remeasured each reporting period, with changes reported as selling, general, and administrative expenses on the consolidated condensed statement of operations.  See Note 13 for further discussion on the fair value measurement.

Based on an estimate of their fair values, the Company allocated $18,600 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary estimation of their fair values at the date of acquisition, the Company recorded goodwill of $36,885 related to this acquisition.  The goodwill related to this acquisition is included in the MOSFETs reporting unit for goodwill impairment testing.  The purchase price allocation for this acquisition is considered preliminary as the Company is awaiting further information about the contingent payments.  The estimated values of definite-lived intangible assets and goodwill have not changed as of April 1, 2023.

The results and operations of this acquisition have been included in the MOSFETs segment since October 28, 2022.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	April 1, 2023	December 31, 2022
Right of use assets
Operating Leases
Buildings and improvements	$125,579	$126,933
Machinery and equipment	4,727	4,260
Total	$130,306	$131,193
Current lease liabilities
Operating Leases
Buildings and improvements	$23,351	$22,926
Machinery and equipment	2,557	2,393
Total	$25,908	$25,319
Long-term lease liabilities
Operating Leases
Buildings and improvements	$105,119	$106,693
Machinery and equipment	2,102	1,800
Total	$107,221	$108,493
Total lease liabilities	$133,129	$133,812

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended
	April 1, 2023	April 2, 2022
Lease expense
Operating lease expense	$6,881	$6,452
Short-term lease expense	256	304
Variable lease expense	152	100
Total lease expense	$7,289	$6,856

The Company paid $7,199 and $6,332 for its operating leases in the three fiscal months ended April 1, 2023 and April 2, 2022, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows. The weighted-average remaining lease term for the Company's operating leases is 9.7 years and the weighted-average discount rate is 6.1% as of April 1, 2023.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

April 1, 2023
2023 (excluding the three fiscal months ended April 1, 2023)	$20,012
2024	25,008
2025	21,643
2026	18,083
2027	16,675
Thereafter	76,142

The undiscounted future lease payments presented in the table above include payments through the term of the lease, which may include periods beyond the noncancellable term. The difference between the total payments above and the lease liability balance is due to the discount rate used to calculate lease liabilities.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended April 1, 2023 and April 2, 2022 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the three fiscal months ended April 1, 2023, the liabilities for unrecognized tax benefits increased by $511 on a net basis, primarily due to currency translation adjustments, accruals for current year tax positions, and interest.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	April 1, 2023	December 31, 2022

Credit facility	$107,000	$42,000
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(5,589)	(6,407)
	566,755	500,937
Less current portion	-	-
	$566,755	$500,937

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2025 as of April 1, 2023:

Convertible Senior Notes Due 2025
Issuance date	June 12, 2018
Maturity date	June 15, 2025
Principal amount as of April 1, 2023	$465,344
Cash coupon rate (per annum)	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%
Conversion rate effective March 16, 2023 (per $1 principal amount)	32.0705
Effective conversion price effective March 16, 2023 (per share)	$31.18
130% of the current effective conversion price (per share)	$40.53

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

Credit Facility

The Company maintains a credit facility with a consortium of banks led by JPMorgan Chase Bank, N.A., as administrative agent, and the lenders, which was scheduled to mature on June 5, 2024 (the "Existing Credit Facility").  On May 8, 2023, the Company entered into an Amendment and Restatement Agreement, which provides an aggregate commitment of $750,000 of revolving loans available until May 8, 2028 (the “Amended and Restated Credit Facility”).  The maturity date of the Amended and Restated Credit Facility will accelerate if within ninety-one days prior to the maturity of the Company’s convertible senior notes due 2025, the outstanding principal amount of such notes exceeds a defined liquidity measure as set forth in the Amended and Restated Credit Facility.

U.S. Dollar borrowings under the Amended and Restated Credit Facility bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a credit spread and an interest margin.  The Amended and Restated Credit Facility also allows for borrowings in euro, British sterling, and Japanese yen, subject to a $250,000 limit.  Borrowings in foreign currency bear interest at a local reference rate plus an interest margin.  The applicable interest margin is based on Vishay's total leverage ratio.  Based on Vishay's current total leverage ratio, borrowings bear interest at SOFR plus 1.60%, including the applicable credit spread.  Vishay also pays a commitment fee, also based on its total leverage ratio, on undrawn amounts.  The undrawn commitment fee, based on Vishay's current total leverage ratio, is 0.25% per annum.

Similar to the Existing Credit Facility, the Amended and Restated Credit Facility requires the maintenance of financial covenant ratios.  For compliance purposes, pursuant to the Amended and Restated Credit Facility, the leverage ratio is computed on a net basis, reducing the measure of outstanding debt by up to $250,000 of unrestricted cash.  The Company must maintain a net leverage ratio of at least 3.25 to 1.00.  Permitted investments and restricted payments are also subject to a pro forma net leverage ratio (2.75 to 1.00 and 2.50 to 1.00, respectively).

Other terms and conditions of the Amended and Restated Credit Facility are substantially similar to the Existing Credit Facility.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Stockholders' Equity

In 2022, the Company's Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  The Stockholder Return Policy calls for the Company to return a prescribed amount of cash flows on an annual basis. The Company intends to return such amounts directly, in the form of dividends, or indirectly, in the form of stock repurchases.

The following table summarizes activity pursuant to this policy:

	Fiscal quarters ended
	April 1, 2023	April 2, 2022
Dividends paid to stockholders	$14,020	$14,469
Stock repurchases	20,173	9,873
Total	$34,193	$24,342

The repurchased shares are being held as treasury stock.  The number of shares of common stock being held as treasury stock was 5,156,794 and 4,240,573 as of April 1, 2023 and December 31, 2022, respectively.

Note 7 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended
	April 1, 2023	April 2, 2022
Beginning balance	$46,979	$39,759
Sales allowances	25,837	27,377
Credits issued	(33,275)	(27,726)
Foreign currency	(1,261)	(249)
Ending balance	$38,280	$39,161

See disaggregated revenue information in Note 11.

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2023	$(7,598)	$(3,229)	$(10,827)
Other comprehensive income (loss) before reclassifications	-	19,723	$19,723
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	19,723	$19,723
Amounts reclassified out of AOCI	177	-	$177
Tax effect	(41)	-	$(41)
Amounts reclassified out of AOCI, net of tax	136	-	$136
Net other comprehensive income (loss)	$136	$19,723	$19,859
Balance at April 1, 2023	$(7,462)	$16,494	$9,032

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2023 and 2022 for the Company’s defined benefit pension plans:

	Fiscal quarter ended April 1, 2023		Fiscal quarter ended April 2, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$724	$-	$1,117
Interest cost	499	1,695	280	852
Expected return on plan assets	-	(570)	-	(460)
Amortization of prior service cost	36	55	36	56
Amortization of losses (gains)	(30)	86	427	1,271
Curtailment and settlement losses	-	107	-	279
Net periodic benefit cost	$505	$2,097	$743	$3,115

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2023 and 2022 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended April 1, 2023		Fiscal quarter ended April 2, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$5	$34	$10	$63
Interest cost	56	31	45	15
Amortization of losses (gains)	(80)	3	86	23
Net periodic benefit cost	$(19)	$68	$141	$101

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 10 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	April 1, 2023	April 2, 2022

Restricted stock units ("RSUs")	$2,858	$3,620
Phantom stock units	107	222
Total	$2,965	$3,842

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at April 1, 2023 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$10,041	0.9
Phantom stock units	-	n/a
Total	$10,041

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity under the Company's 2007 Stock Incentive Program (the "2007 Program") as of April 1, 2023 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2023	894	$19.73
Granted	419	23.05
Vested*	(328)	18.76
Cancelled or forfeited	-	-
Outstanding at April 1, 2023	985	$21.47

Expected to vest at April 1, 2023	991
* The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

In addition to RSUs that vest based upon satisfaction of service or performance conditions, in 2023, the Company granted RSUs that vest based upon achievement of market conditions to certain executive officers.  For RSUs with market conditions, the Company estimates the grant date fair value using a Monte Carlo valuation model and recognizes the expense for the awards over the period in which the condition is assessed regardless of whether the market condition is ultimately achieved.  The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2024	165	-	165
January 1, 2025	168	-	168
January 1, 2026	178	-	178

Phantom Stock Units

Phantom stock unit activity under the 2007 Program as of April 1, 2023 and changes during the three fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2023	226
Granted	5	$21.48
Dividend equivalents issued	1
Redeemed for common stock*	(94)
Outstanding at April 1, 2023	138
* The number of phantom stock units redeemed for common stock includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Total
Fiscal quarter ended April 1, 2023:
Net revenues	$198,181	$175,693	$60,403	$223,140	$80,338	$133,291	$871,046

Segment operating income	$58,017	$42,686	$17,300	$66,699	$20,979	$32,996	$238,677

Fiscal quarter ended April 2, 2022:
Net revenues	$172,674	$182,334	$81,016	$207,032	$82,777	$127,960	$853,793

Segment operating income	$48,524	$40,426	$28,159	$58,143	$22,199	$27,400	$224,851

	Fiscal quarters ended
	April 1, 2023	April 2, 2022
Reconciliation:
Segment Operating Income	$238,677	$224,851
Unallocated Selling, General, and Administrative Expenses	(80,109)	(78,598)
Consolidated Operating Income	$158,568	$146,253
Unallocated Other Income (Expense)	(1,791)	(9,973)
Consolidated Income Before Taxes	$156,777	$136,280

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors. The distribution of sales by customer type is shown below:

	Fiscal quarters ended
	April 1, 2023	April 2, 2022
Distributors	$470,788	$497,869
OEMs	340,428	297,429
EMS companies	59,830	58,495
Total Revenue	$871,046	$853,793

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended
	April 1, 2023	April 2, 2022
Asia	$310,429	$344,012
Europe	326,561	289,984
Americas	234,056	219,797
Total Revenue	$871,046	$853,793

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, computing, military and aerospace, consumer products, power supplies, medical, and telecommunications end markets.  Sales by end market are presented below:

	Fiscal quarters ended
	April 1, 2023	April 2, 2022
Industrial	$325,960	$337,369
Automotive	284,499	259,501
Computing	43,169	67,931
Military and Aerospace	62,125	46,498
Consumer Products	46,534	38,708
Power Supplies	44,156	40,282
Medical	42,103	32,491
Telecommunications	22,500	31,013
Total revenue	$871,046	$853,793

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended
	April 1, 2023	April 2, 2022

Numerator:
Net earnings attributable to Vishay stockholders	$111,781	$103,573

Denominator:
Denominator for basic earnings per share:
Weighted average shares	140,496	144,832
Outstanding phantom stock units	140	221
Adjusted weighted average shares - basic	140,636	145,053

Effect of dilutive securities:
Restricted stock units	615	500
Dilutive potential common shares	615	500

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	141,251	145,553

Basic earnings per share attributable to Vishay stockholders	$0.79	$0.71

Diluted earnings per share attributable to Vishay stockholders	$0.79	$0.71

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	April 1, 2023	April 2, 2022
Restricted stock units	-	333

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
April 1, 2023
Assets:
Assets held in rabbi trusts	$50,154	$26,269	$23,885	$-
Available for sale securities	$3,785	3,785	-	-
	$53,939	$30,054	$23,885	$-

Liability:
MaxPower acquisition contingent consideration	$6,898	$-	$-	$6,898

December 31, 2022
Assets:
Assets held in rabbi trusts	$50,173	$27,168	$23,005	$-
Available for sale securities	$3,677	3,677	-	-
Precious metals	$1,252	1,252	-	-
	$55,102	$32,097	$23,005	$-

Liability:
MaxPower acquisition contingent consideration	$6,870	$-	$-	$6,870

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

From time to time, the Company purchases precious metals bullion in excess of its immediate manufacturing needs to mitigate the risk of supply shortages or volatile price fluctuations.  The metals are valued based on quoted market prices on the last business day of the period.  The fair value measurement of the metals is considered a Level 1 measurement within the fair value hierarchy.  The inventory of precious metals bullion in excess of its immediate manufacturing needs was not material at April 1, 2023.

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

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at April 1, 2023 and December 31, 2022 is approximately $571,600 and $491,100, respectively, compared to its carrying value, excluding the deferred financing costs, of $572,344 and $507,344, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
At April 1, 2023 and December 31, 2022, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At April 1, 2023 and December 31, 2022, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using Level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company’s financial instruments also include accounts receivable and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis ("MD&A") is intended to provide an understanding of Vishay's financial condition, results of operations and cash flows by focusing on changes in certain key measures from period to period. The MD&A should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in Item 1.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K, particularly in Item 1A. "Risk Factors," filed with the Securities and Exchange Commission on February 22, 2023.

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

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while maintaining a prudent capital structure.  To drive growth and optimize stockholder value, we plan to capitalize on the mega trends of electrification, data storage, and wireless communications by developing go-to-market strategies and investing in and expanding the thirty key product lines for growth that we have identified, increasing our capacity internally by investing approximately $385 million in 2023 and approximately $1.2 billion over the next three years primarily for capital expansion projects outside of China and externally by outsourcing production of commodity products to subcontractors, enhancing channel management, investing in internal resources by adding customer-facing engineers and filling gaps in technology and market coverage, promoting the full breadth of our portfolio through solution selling, and instituting a Think Customer First organizational culture.

In addition to enhancing stockholder value through growing our business, in 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  See further discussion in “Stockholder Return Policy” below.

On May 8, 2023, we amended and restated our $750 million revolving credit agreement, which replaced our credit agreement that was scheduled to mature in June 2024.  The amendment and restatement extends the maturity date of the revolving credit agreement until May 8, 2028, replaces the existing total leverage ratio used for financial covenant compliance measurement with a net leverage ratio, and replaces the LIBOR-based interest rate and related LIBOR-based mechanics applicable to U.S. dollar borrowings under the revolving credit agreement with an interest rate based on the Secured Overnight Financing Rate ("SOFR") (including a customary spread adjustment) and related SOFR-based mechanics.  The maturity date of the amended and restated facility will accelerate if within ninety-one days prior to the maturity of our convertible senior notes due 2025, the outstanding principal amount of such notes exceeds a defined liquidity measure as set forth in the Amended and Restated Credit Facility.  Other terms and conditions are substantially unchanged.

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

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics remained strong in the first fiscal quarter of 2023, but were negatively impacted by a distributor inventory correction that resulted in lower orders.  We have experienced increased input costs.  A portion of these increased costs are absorbed in inventory, which positively impacts gross profit when inventory is built, but will negatively impact gross profit when the inventory is sold.  Average selling prices increased to offset higher costs.

Net revenues for the fiscal quarter ended April 1, 2023 were $871.0 million, compared to $855.3 million and $853.8 million for the fiscal quarters ended December 31, 2022 and April 2, 2022, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended April 1, 2023 were $111.8 million, or $0.79 per diluted share, compared to $72.8 million, or $0.51 per diluted share for the fiscal quarter ended December 31, 2022, and $103.6 million, or $0.71 per diluted share for the fiscal quarter ended April 2, 2022.

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

Net earnings attributable to Vishay stockholders for the fiscal quarter ended December 31, 2022 includes items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):
	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022

GAAP net earnings attributable to Vishay stockholders	$111,781	$72,788	$103,573

Reconciling items affecting tax expense:
Effect of change in indefinite reversal assertion	$-	$59,642	$-
Effect of changes in valuation allowances	-	(33,669)	-

Adjusted net earnings	$111,781	$98,761	$103,573

Adjusted weighted average diluted shares outstanding	141,251	142,247	145,553

Adjusted earnings per diluted share	$0.79	$0.69	$0.71

The following table reconciles gross profit by segment to consolidated gross profit (in thousands):

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022

MOSFETs	$72,858	$77,193	$58,746
Diodes	48,129	42,610	45,787
Optoelectronic Components	21,940	17,967	32,431
Resistors	74,036	58,057	65,022
Inductors	23,723	24,118	24,849
Capacitors	38,027	29,175	32,273
Gross profit	$278,713	$249,120	$259,108

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash for the year-to-date period is presented as a line item on the face of our consolidated condensed statement of cash flows prepared in accordance with GAAP and the quarterly amounts are derived from the year-to-date GAAP statements as of the beginning and end of the respective quarter.  Free cash results are as follows (in thousands):
	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022
Net cash provided by continuing operating activities	$129,893	$166,496	$33,585
Proceeds from sale of property and equipment	326	726	72
Less: Capital expenditures	(45,574)	(153,133)	(35,909)
Free cash	$84,645	$14,089	$(2,252)

Despite the distributor inventory correction that began in the fourth fiscal quarter of 2022 and continued in 2023, our results for the fiscal quarters ended April 1, 2023, December 31, 2022, and April 2, 2022 represent the continuation of the favorable business conditions that we have been experiencing.

Stockholder Return Policy

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

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.

The following table summarizes activity pursuant to this policy (in thousands):

	Fiscal quarters ended
	April 1, 2023	April 2, 2022
Dividends paid to stockholders	$14,020	$14,469
Stock repurchases	20,173	9,873
Total	$34,193	$24,342

During the fourth quarters of 2022 and 2021, we determined that substantially all unremitted foreign earnings in Israel and Germany, respectively, are no longer indefinitely reinvested.  The changes in these indefinite reinvestment assertions will provide greater access to our worldwide cash balances to fund our growth plan and our Stockholder Return Policy, but also increased our effective tax rate.

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

2023 Long-Term Incentive Plan

To better align our compensation programs with stockholders' interests, our Board has approved, and is proposing that its stockholders approve, the 2023 Long-Term Incentive Plan (the "2023 Plan") at our 2023 Annual Meeting of Stockholders scheduled to be held May 23, 2023.  If approved by stockholders, the 2023 Plan will replace the Vishay Intertechnology, Inc. 2007 Stock Incentive Program (the “2007 Program”), which expires on May 20, 2024.  The 2023 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, phantom stock units, and other cash-based awards to employees, directors, consultants, and other service providers of the Company and its affiliates.  If approved, the 2023 Plan will, among other changes, increase the total number of shares available for issuance to our employees and other service providers by up to 6,000,000 shares (subject to certain adjustments described in the 2023 Plan).  If approved, we plan to grant an aggregate of approximately 800,000 time-vested restricted stock units to approximately 1,000 employees.  Accordingly, stock compensation expense will increase in future periods.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2022 through the first fiscal quarter of 2023 (dollars in thousands):

	1st Quarter 2022	2nd Quarter 2022	3rd Quarter 2022	4th Quarter 2022	1st Quarter 2023

Net revenues	$853,793	$863,512	$924,798	$855,298	$871,046

Gross profit margin(1)	30.3%	30.3%	31.3%	29.1%	32.0%

Operating margin(2)	17.1%	17.5%	19.8%	15.8%	18.2%

End-of-period backlog	$2,416,700	$2,425,200	$2,261,400	$2,292,700	$2,169,400

Book-to-bill ratio	1.14	1.07	0.88	0.94	0.84

Inventory turnover	4.2	3.8	4.1	3.9	3.7

Change in ASP vs. prior quarter	2.4%	2.9%	0.0%	0.6%	1.2%
_________________________________________

(1) Gross margin for the second fiscal quarter of 2022 includes $6.7 million of expenses directly related to the COVID-19 pandemic.
(2) Operating margin for the second fiscal quarter of 2022 includes $7.2 million of expenses directly related to the COVID-19 pandemic.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased slightly versus the prior fiscal quarter primarily due to higher average selling prices and positive foreign currency impacts.  Revenues increased slightly versus the first fiscal quarter of 2022 primarily due to higher average selling prices.  The book-to-bill ratio and backlog were negatively impacted by a distributor inventory correction that continued in the first fiscal quarter of 2023.  We continue to increase manufacturing capacity for critical product lines.  Average selling prices increased in the first fiscal quarter to offset general inflation.

Gross profit margin increased versus the prior fiscal quarter and the first fiscal quarter of 2022.  The increase versus the prior fiscal quarter is primarily due to higher average selling prices, positive foreign currency impacts, and the absorption of a portion of increased costs in inventory, which positively impacted gross profit in the current period, but will negatively impact gross profit when the inventory is sold.  The increase versus the first fiscal quarter of 2022 is primarily due to higher average selling prices.

The book-to-bill ratio in the first fiscal quarter of 2023 decreased to 0.84 versus 0.94 in the fourth fiscal quarter of 2022.  The book-to-bill ratio was negatively impacted by a distributor inventory correction that continued in the first fiscal quarter of 2023.

For the second fiscal quarter of 2023, we anticipate revenues between $860 million and $900 million at a gross margin of 29.0% plus/minus 50 basis points.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2022 through the first fiscal quarter of 2023 (dollars in thousands):

	1st Quarter 2022	2nd Quarter 2022	3rd Quarter 2022	4th Quarter 2022	1st Quarter 2023
MOSFETs
Net revenues	$172,674	$158,395	$225,186	$206,005	$198,181

Book-to-bill ratio	1.28	1.14	0.78	1.15	0.95

Gross profit margin	34.0%	35.0%	36.9%	37.5%	36.8%

Segment operating margin	28.1%	28.2%	31.9%	30.9%	29.3%

Diodes
Net revenues	$182,334	$192,083	$209,012	$181,791	$175,693

Book-to-bill ratio	1.16	1.10	0.79	0.88	0.71

Gross profit margin	25.1%	27.8%	27.0%	23.4%	27.4%

Segment operating margin	22.2%	25.3%	24.6%	19.9%	24.3%

Optoelectronic Components
Net revenues	$81,016	$77,936	$73,447	$63,985	$60,403

Book-to-bill ratio	0.78	0.86	0.57	0.78	0.72

Gross profit margin	40.0%	33.9%	35.3%	28.1%	36.3%

Segment operating margin	34.8%	28.7%	30.0%	20.1%	28.6%

Resistors
Net revenues	$207,032	$213,176	$207,437	$205,161	$223,140

Book-to-bill ratio	1.24	1.05	1.08	0.85	0.88

Gross profit margin	31.4%	33.1%	33.0%	28.3%	33.2%

Segment operating margin	28.1%	29.9%	29.7%	25.3%	29.9%

Inductors
Net revenues	$82,777	$89,608	$83,503	$75,198	$80,338

Book-to-bill ratio	1.14	0.97	1.02	0.83	1.04

Gross profit margin	30.0%	33.1%	30.8%	32.1%	29.5%

Segment operating margin	26.8%	30.0%	27.0%	28.9%	26.1%

Capacitors
Net revenues	$127,960	$132,314	$126,213	$123,158	$133,291

Book-to-bill ratio	1.02	1.17	0.95	0.99	0.70

Gross profit margin	25.2%	24.5%	23.7%	23.7%	28.5%

Segment operating margin	21.4%	20.9%	20.1%	19.9%	24.8%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022
Cost of products sold	68.0%	70.9%	69.7%
Gross profit	32.0%	29.1%	30.3%
Selling, general & administrative expenses	13.8%	13.3%	13.2%
Operating income	18.2%	15.8%	17.1%
Income before taxes and noncontrolling interest	18.0%	15.0%	16.0%
Net earnings attributable to Vishay stockholders	12.8%	8.5%	12.1%
________
Effective tax rate	28.4%	42.9%	23.7%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022
Net revenues	$871,046	$855,298	$853,793

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 1, 2023
	Change in net revenues	% change
December 31, 2022	15,748	1.8%
April 2, 2022	17,253	2.0%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	-1.5%	-1.4%
Increase in average selling prices	1.2%	5.0%
Foreign currency effects	1.8%	-1.6%
Acquisition	0.1%	0.2%
Other	0.2%	-0.2%
Net change	1.8%	2.0%

Despite the distributor inventory correction that we are experiencing, the economic environment is good and we continue to increase manufacturing capacities.  We were able to further increase prices to offset general inflation.  Increased average selling prices contributed to the increase in net revenues versus the prior fiscal quarter and the first fiscal quarter of 2022.  Positive foreign currency impacts also contributed to the increase versus the prior fiscal quarter.

Gross Profit Margins
Gross profit margins for the fiscal quarter ended April 1, 2023 were 32.0%, versus 29.1% and 30.3% for the comparable prior fiscal quarter and prior year period, respectively.  Increased average selling prices contributed to the increase in net gross profit margins versus the prior fiscal quarter and the first fiscal quarter of 2022.  We have experienced higher input costs.  A portion of these costs are absorbed in inventory and will negatively impact gross profit when the inventory is sold.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022
Net revenues	$198,181	$206,005	$172,674
Gross profit margin	36.8%	37.5%	34.0%
Segment operating margin	29.3%	30.9%	28.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 1, 2023
	Change in net revenues	% change
December 31, 2022	$(7,824)	-3.8%
April 2, 2022	$25,507	14.8%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	-6.6%	4.0%
Increase in average selling prices	1.4%	10.1%
Foreign currency effects	1.0%	-1.0%
Acquisition	0.3%	0.9%
Other	0.1%	0.8%
Net change	-3.8%	14.8%

The MOSFET segment net revenues decreased versus the prior fiscal quarter, but increased significantly versus the prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to telecommunications and industrial end market customers and customers in the Americas region, partially offset by increased sales to automotive and consumer products end market customers and customers in the Asia and Europe regions.  The increase versus the prior year quarter is primarily due to increased sales to automotive, industrial, and consumer product end market customers and customers in the Europe and Americas regions, partially offset by decreased sales to computing and telecommunications end market customers and customers in the Asia region.

Gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year quarter.  The fluctuations are primarily due to sales volume fluctuations.  Increased average selling prices positively impacted the current year period.

The segment operating margin decreased versus the prior fiscal quarter, but increased versus the prior year quarter.  The fluctuations are primarily due to gross profit fluctuations.  Increased segment SG&A expenses as a percentage of sales also impacted both comparison periods.

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

Diodes
Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022
Net revenues	$175,693	$181,791	$182,334
Gross profit margin	27.4%	23.4%	25.1%
Segment operating margin	24.3%	19.9%	22.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 1, 2023
	Change in net revenues	% change
December 31, 2022	$(6,098)	-3.4%
April 2, 2022	$(6,641)	-3.6%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-6.7%	-8.1%
Increase in average selling prices	2.0%	6.9%
Foreign currency effects	1.5%	-1.4%
Other	-0.2%	-1.0%
Net change	-3.4%	-3.6%

Net revenues of the Diodes segment decreased versus the prior fiscal quarter and the prior year quarter.  The decreases are primarily due to decreased sales to customers in the Americas and Asia regions.  The decrease versus the prior fiscal quarter is also due to decreased sales to industrial and power supplies end market customers.  The decrease versus the prior year quarter is also due to decreased sales to industrial, telecommunications, and computing end market customers.

Gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increases are primarily due to increased average selling prices, decreased logistics costs, and our cost reduction measures, partially offset by increased materials, utilities, and labor costs.

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

Optoelectronic Components
Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022

Net revenues	$60,403	$63,985	$81,016
Gross profit margin	36.3%	28.1%	40.0%
Segment operating margin	28.6%	20.1%	34.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 1, 2023
	Change in net revenues	% change
December 31, 2022	$(3,582)	-5.6%
April 2, 2022	$(20,613)	-25.4%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Decrease in volume	-8.3%	-25.3%
Increase in average selling prices	0.8%	2.3%
Foreign currency effects	2.3%	-1.6%
Other	-0.4%	-0.8%
Net change	-5.6%	-25.4%

Net revenues of our Optoelectronic Components segment decreased versus the prior fiscal quarter and the prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to power supplies end market customers and decreased sales to customers in the Americas region, partially offset by increased sales to telecommunications and industrial end market customers.  The decrease versus the prior year quarter is due to decreased sales to all regions and all end market customers, particularly industrial end market customers.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to higher average selling prices and the absorption of a portion of increased input costs in inventory, which positively impacted gross profit in the current period, but will negatively impact gross profit when the inventory is sold.  The decrease versus the prior year quarter is primarily due to lower sales volume and increased materials and labor costs, partially offset by higher average selling prices.

The segment operating margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The fluctuations are primarily due to gross profit fluctuations.

Average selling prices increased versus the prior fiscal quarter and prior year quarter.

We are now using our recently modernized and expanded wafer fab in Heilbronn, Germany.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022
Net revenues	$223,140	$205,161	$207,032
Gross profit margin	33.2%	28.3%	31.4%
Segment operating margin	29.9%	25.3%	28.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 1, 2023
	Change in net revenues	% change
December 31, 2022	$17,979	8.8%
April 2, 2022	$16,108	7.8%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	3.9%	6.7%
Increase in average selling prices	1.4%	3.1%
Foreign currency effects	2.5%	-2.2%
Other	1.0%	0.2%
Net change	8.8%	7.8%

Net revenues of the Resistors segment increased significantly versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to industrial, military and aerospace, and automotive end market customers and customers in the Europe region.  The increase versus the prior year quarter is primarily due to increased sales to military and aerospace, industrial, and automotive end market customers and customers in all regions.

The gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased volume, increased average selling prices, manufacturing efficiencies, positive foreign currency impact, and the absorption of a portion of increased costs in inventory, which positively impacted gross profit in the current period, but will negatively impact gross profit when the inventory is sold.  The increase versus the prior year quarter is primarily due to higher sales volume, increased average selling prices, and manufacturing efficiencies, partially offset by increased materials and labor costs.

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

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022
Net revenues	$80,338	$75,198	$82,777
Gross profit margin	29.5%	32.1%	30.0%
Segment operating margin	26.1%	28.9%	26.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 1, 2023
	Change in net revenues	% change
December 31, 2022	$5,140	6.8%
April 2, 2022	$(2,439)	-2.9%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	4.7%	-4.1%
Increase in average selling prices	1.1%	2.0%
Foreign currency effects	0.9%	-0.7%
Other	0.1%	-0.1%
Net change	6.8%	-2.9%

Net revenues of the Inductors segment increased significantly versus the prior fiscal quarter, but decreased slightly versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to automotive end market customers and customers in the Europe and Americas regions, partially offset by decreased sales to customers in the Asia region.  The decrease versus the prior year quarter is primarily due to decreased sales to industrial end market customers and customers in the Asia region.

The gross profit margin decreased versus the prior fiscal quarter and the prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to increased labor costs and fixed cost inflation, partially offset by higher sales volume and increased average selling prices.  The decrease versus the prior year quarter is primarily due to lower sales volume, manufacturing inefficiencies, and increased labor costs, partially offset by increased average selling prices and decreased logistics costs.

The segment operating margin decreased versus the prior fiscal quarter and the prior year quarter.  The decreases are primarily due to decreases in gross profit.

Average selling prices increased slightly versus the prior fiscal quarter and prior year quarter.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022
Net revenues	$133,291	$123,158	$127,960
Gross profit margin	28.5%	23.7%	25.2%
Segment operating margin	24.8%	19.9%	21.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 1, 2023
	Change in net revenues	% change
December 31, 2022	$10,133	8.2%
April 2, 2022	$5,331	4.2%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	5.2%	4.3%
Change in average selling prices	-0.3%	1.9%
Foreign currency effects	2.8%	-2.6%
Other	0.5%	0.6%
Net change	8.2%	4.2%

Net revenues of the Capacitors segment increased versus the prior fiscal quarter and the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to industrial end market customers and customers in the Europe and Asia regions.  The increase versus the prior year quarter is primarily due to increased sales to industrial and aerospace and military end market customers and customers in the Americas and Europe regions.

The gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased volume, manufacturing efficiencies, and positive impact from increased inventory.  The increase versus the prior year quarter is primarily due to higher sales volume and increased average selling prices, partially offset by manufacturing inefficiencies and increased materials and labor costs.

The segment operating margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to increased gross profit.

Average selling prices decreased versus the prior fiscal quarter, but increased versus the prior year quarter.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022
Total SG&A expenses	$120,145	$113,812	$112,855
as a percentage of revenues	13.8%	13.3%	13.2%

The sequential increase in SG&A expenses is primarily attributable to uneven attribution of stock compensation expense and cost inflation.  SG&A expenses increased versus the prior year quarter due to cost inflation.

Other Income (Expense)

Interest expense for the fiscal quarter ended April 1, 2023 increased $0.6 million versus the fiscal quarter ended December 31, 2022 and increased by $0.9 million versus the fiscal quarter ended April 2, 2022.  The increases are due to higher interest rates and higher average balances outstanding on the revolving credit facility.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	Change
Foreign exchange gain (loss)	$(1,490)	$(5,005)	$3,515
Interest income	5,944	4,374	1,570
Other components of other periodic pension cost	(1,888)	(2,673)	785
Investment income (expense)	744	624	120
Other	19	62	(43)
	$3,329	$(2,618)	$5,947

	Fiscal quarters ended
	April 1, 2023	April 2, 2022	Change
Foreign exchange gain (loss)	$(1,490)	$(281)	$(1,209)
Interest income	5,944	561	5,383
Other components of other periodic pension cost	(1,888)	(2,910)	1,022
Investment income (expense)	744	(3,116)	3,860
Other	19	(5)	24
	$3,329	$(5,751)	$9,080

Income Taxes
For the fiscal quarter ended April 1, 2023, our effective tax rate was 28.4%, as compared to 42.9% and 23.7% for the fiscal quarters ended December 31, 2022 and April 2, 2022, respectively.  We expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.  Unusual transactions impacted our effective tax rate for the prior fiscal quarter.  These items totaled $26.0 million of tax expense in the fiscal quarter ended December 31, 2022.

During the three fiscal months ended April 1, 2023, the liabilities for unrecognized tax benefits increased by $0.5 million on a net basis, primarily due to currency translation adjustments, accruals for current year tax positions, and interest.
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

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of April 1, 2023 continued to be strong.  Cash and short-term investments exceed our long-term debt balances, and we have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $129.9 million for the three fiscal months ended April 1, 2023, as compared to cash flows provided by operations of $33.6 million for the three fiscal months ended April 2, 2022.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle:

	Fiscal quarters ended
	April 1, 2023	December 31, 2022	April 2, 2022
Days sales outstanding ("DSO") (a)	45	45	43
Days inventory outstanding ("DIO") (b)	98	93	87
Days payable outstanding ("DPO") (c)	(32)	(31)	(37)
Cash conversion cycle	111	107	93
a)  DSO measures the average collection period of our receivables.  DSO is calculated by dividing the average accounts receivable by the average net revenue per day for the respective fiscal quarter.
b)  DIO measures the average number of days from procurement to sale of our product.  DIO is calculated by dividing the average inventory by average cost of goods sold per day for the respective fiscal quarter.
c)  DPO measures the average number of days our payables remain outstanding before payment.  DPO is calculated by dividing the average accounts payable by the average cost of goods sold per day for the respective fiscal quarter.

The increase in inventory is partly due to an increase in input costs.  The recognition of higher input costs in inventory will negatively impact gross profit when the inventory is sold.

Cash paid for property and equipment for the three fiscal months ended April 1, 2023 was $45.6 million, as compared to $35.9 million for the three fiscal months ended April 2, 2022.  To be well positioned to service our customers and to fully participate in growing markets, we intend to increase our capital expenditures for expansion in the mid-term.  We expect to invest approximately $385 million in 2023 and approximately $1.2 billion over the next three years primarily for capital expansion projects outside of China.

Free cash flow for the three fiscal months ended April 1, 2023 was negatively impacted by higher than usual capital expenditures, but still increased significantly versus the three fiscal months ended April 2, 2022 primarily due to a smaller increase in working capital.  We expect our business to continue to be a reliable generator of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at April 1, 2023 and December 31, 2022 (in thousands):

	April 1, 2023	December 31, 2022

Credit facility	$107,000	$42,000
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(5,589)	(6,407)
Total debt	566,755	500,937

Cash and cash equivalents	847,534	610,825
Short-term investments	186,892	305,272
Net cash and short-term investments (debt)	$467,671	$415,160

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

The interest rates on our short-term investments vary by location.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.  We are aligning the maturity dates of our cash equivalents and short-terms investments in preparation of a planned repatriation late in the second fiscal quarter or early in the third fiscal quarter of 2023.  This has resulted in a decrease in our short-term investment balance.

As of April 1, 2023, substantially all of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries also have cash operating needs.  The distribution of earnings from Israel and Germany to the United States will be used, in part, to fund our Stockholder Return Policy.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, share repurchases pursuant to our Stockholder Return Policy, and our research and development and capital expenditure plans.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.

On May 8, 2023, we amended and restated our $750 million revolving credit agreement, which replaced our credit agreement that was scheduled to mature in June 2024.  The amendment and restatement extends the maturity date of the revolving credit agreement until May 8, 2028.

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

We had $42 million outstanding on our revolving credit facility at December 31, 2022 and $107 million outstanding at April 1, 2023.  We borrowed $87 million and repaid $22 million on the revolving credit facility during the three fiscal months ended April 1, 2023.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $91.7 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $107 million during the three fiscal months ended April 1, 2023.

The amendment and restatement of the facility replaces the leverage ratio used for compliance measurement with a net leverage ratio, reducing the measure of outstanding debt by up to $250 million of unrestricted cash.  Measurements prior to the amendment and restatement are based on a total leverage ratio.

Pursuant to the amended and restated credit facility, the financial maintenance covenants include (a) an interest coverage ratio of not less than 2.00 to 1; and (b) a net leverage ratio of not more than 3.25 to 1 (and a pro forma ratio of 3.00 to 1 on the date of incurrence of additional debt). The computation of these ratios is prescribed in Article VI of the Credit Agreement between Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., which has been filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed May 8, 2023.

The revolving credit facility limits or restricts us from, among other things, incurring indebtedness, incurring liens on its respective assets, making investments and acquisitions (assuming our pro forma net leverage ratio is greater than 2.75 to 1.00), making asset sales, and paying cash dividends and making other restricted payments (assuming our pro forma net leverage ratio is greater than 2.50 to 1.00).

We were in compliance with all financial covenants under the credit facility at April 1, 2023.  Our interest coverage ratio and (total) leverage ratio were 31.69 to 1 and 0.71 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and any amounts then outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior notes due 2025 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.  The maturity date of the amended and restated credit facility will accelerate if within ninety-one days prior to the maturity of our convertible senior notes due 2025, the outstanding principal amount of such notes exceeds a defined liquidity measure as set forth in the Amended and Restated Credit Facility.

Prior to the amendment and restatement, borrowings under the credit facility bore interest at LIBOR plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also paid a commitment fee, also based on our total leverage ratio, on undrawn amounts.  The amended and restated credit facility replaces the LIBOR-based interest rate and related LIBOR-based mechanics applicable to U.S. dollar borrowings under the revolving credit agreement with an interest rate based on SOFR (including a customary spread adjustment) and related SOFR-based mechanics.  Borrowings in foreign currency bear interest at a local reference rate plus an interest margin.  Based on our current total leverage ratio, any new borrowings will bear interest at SOFR plus 1.60% (including the applicable credit spread), and the undrawn commitment fee is 0.25% per annum.

The borrowings under the credit facility are secured by a lien on substantially all assets, including accounts receivable, inventory, machinery and equipment, and general intangibles (but excluding real estate, intellectual property registered or licensed solely for use in, or arising solely under the laws of, any country other than the United States, assets located solely outside of the United States and deposit and securities accounts), of Vishay and certain significant subsidiaries located in the United States, and pledges of stock in certain subsidiaries; and are guaranteed by certain significant subsidiaries.

We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our revolving credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before 2025.

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

Our 2022 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023, describes our exposure to market risks.  There have been no material changes to our market risks since December 31, 2022.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023 describes certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended April 1, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Amount Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 28	275,673	$22.60	275,673	$6,231,560	3,397,020
January 29 - February 25	312,885	$21.98	312,885	$6,877,213	3,084,135
February 26 - April 1	327,663	$21.56	327,663	$7,064,473	2,756,472
Total	916,221	$22.02	916,221	$20,173,246	2,756,472

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement.
31.1
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Joel Smejkal, Chief Executive Officer.

31.2
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Lori Lipcaman, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joel Smejkal, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 1, 2023, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  May 10, 2023