Form 10-Q
period 2023-07-01
VISHAY INTERTECHNOLOGY INC
filed 2023-08-09
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           July 1, 2023

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
☐ Yes  ☒ No

As of August 7, 2023 the registrant had 126,946,545 shares of its common stock (excluding treasury shares) and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
July 1, 2023

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	July 1, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,089,420	$610,825
Short-term investments	14,366	305,272
Accounts receivable, net	453,250	416,178
Inventories:
Finished goods	169,775	156,234
Work in process	278,645	261,345
Raw materials	211,619	201,300
Total inventories	660,039	618,879

Prepaid expenses and other current assets	178,177	170,056
Total current assets	2,395,252	2,121,210

Property and equipment, at cost:
Land	76,872	75,907
Buildings and improvements	696,754	658,829
Machinery and equipment	2,961,214	2,857,636
Construction in progress	224,453	243,038
Allowance for depreciation	(2,786,772)	(2,704,951)
Property and equipment, net	1,172,521	1,130,459

Right of use assets	131,460	131,193

Deferred income taxes	106,210	104,667

Goodwill	203,940	201,432

Other intangible assets, net	75,111	77,896

Other assets	102,967	98,796
Total assets	$4,187,461	$3,865,653

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	July 1, 2023	December 31, 2022
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$234,004	$189,099
Payroll and related expenses	164,961	166,079
Lease liabilities	26,117	25,319
Other accrued expenses	249,382	261,606
Income taxes	83,910	84,155
Total current liabilities	758,374	726,258

Long-term debt less current portion	639,668	500,937
U.S. transition tax payable	46,117	83,010
Deferred income taxes	133,996	117,183
Long-term lease liabilities	107,149	108,493
Other liabilities	98,693	92,530
Accrued pension and other postretirement costs	189,022	187,092
Total liabilities	1,973,019	1,815,503

Equity:
Vishay stockholders' equity
Common stock	13,316	13,291
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,354,753	1,352,321
Retained earnings	952,062	773,228
Treasury stock (at cost)	(123,371)	(82,972)
Accumulated other comprehensive income (loss)	12,655	(10,827)
Total Vishay stockholders' equity	2,210,625	2,046,251
Noncontrolling interests	3,817	3,899
Total equity	2,214,442	2,050,150
Total liabilities and equity	$4,187,461	$3,865,653

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	July 1, 2023	July 2, 2022

Net revenues	$892,110	$863,512
Costs of products sold	634,637	602,289
Gross profit	257,473	261,223

Selling, general, and administrative expenses	122,857	110,400
Operating income	134,616	150,823

Other income (expense):
Interest expense	(6,404)	(4,307)
Other	5,257	1,380
Total other income (expense)	(1,147)	(2,927)

Income before taxes	133,469	147,896

Income tax expense	38,054	35,127

Net earnings	95,415	112,769

Less: net earnings attributable to noncontrolling interests	377	381

Net earnings attributable to Vishay stockholders	$95,038	$112,388

Basic earnings per share attributable to Vishay stockholders	$0.68	$0.78

Diluted earnings per share attributable to Vishay stockholders	$0.68	$0.78

Weighted average shares outstanding - basic	139,764	143,996

Weighted average shares outstanding - diluted	140,478	144,397

Cash dividends per share	$0.10	$0.10

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	July 1, 2023	July 2, 2022

Net earnings	$95,415	$112,769

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	148	1,365

Foreign currency translation adjustment	3,475	(49,532)

Other comprehensive income (loss)	3,623	(48,167)

Comprehensive income	99,038	64,602

Less: comprehensive income attributable to noncontrolling interests	377	381

Comprehensive income attributable to Vishay stockholders	$98,661	$64,221

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 1, 2023	July 2, 2022

Net revenues	$1,763,156	$1,717,305
Costs of products sold	1,226,970	1,196,974
Gross profit	536,186	520,331

Selling, general, and administrative expenses	243,002	223,255
Operating income	293,184	297,076

Other income (expense):
Interest expense	(11,524)	(8,529)
Other	8,586	(4,371)
Total other income (expense)	(2,938)	(12,900)

Income before taxes	290,246	284,176

Income tax expense	82,642	67,457

Net earnings	207,604	216,719

Less: net earnings attributable to noncontrolling interests	785	758

Net earnings attributable to Vishay stockholders	$206,819	$215,961

Basic earnings per share attributable to Vishay stockholders	$1.48	$1.49

Diluted earnings per share attributable to Vishay stockholders	$1.47	$1.49

Weighted average shares outstanding - basic	140,201	144,527

Weighted average shares outstanding - diluted	140,865	144,978

Cash dividends per share	$0.20	$0.20

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	July 1, 2023	July 2, 2022

Net earnings	$207,604	$216,719

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	284	2,924

Foreign currency translation adjustment	23,198	(63,016)

Other comprehensive income (loss)	23,482	(60,092)

Comprehensive income	231,086	156,627

Less: comprehensive income attributable to noncontrolling interests	785	758

Comprehensive income attributable to Vishay stockholders	$230,301	$155,869

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 1, 2023	July 2, 2022

Operating activities
Net earnings	$207,604	$216,719
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87,694	80,967
(Gain) loss on disposal of property and equipment	(495)	(293)
Inventory write-offs for obsolescence	18,023	10,777
Deferred income taxes	16,166	5,922
Stock compensation expense	6,082	4,889
Other	(811)	1,844
Change in U.S. transition tax liability	(27,670)	(14,757)
Change in repatriation tax liability	-	(25,201)
Net change in operating assets and liabilities	(69,461)	(172,555)
Net cash provided by operating activities	237,132	108,312

Investing activities
Capital expenditures	(117,250)	(95,700)
Proceeds from sale of property and equipment	1,013	377
Purchase of short-term investments	(41)	(7,769)
Purchase of business, net of cash acquired	(5,003)	-
Maturity of short-term investments	293,282	66,763
Other investing activities	(892)	(199)
Net cash provided by (used in) investing activities	171,109	(36,528)

Financing activities
Net proceeds on revolving credit facility	143,000	6,000
Debt issuance costs	(6,120)	-
Dividends paid to common stockholders	(25,538)	(26,389)
Dividends paid to Class B common stockholders	(2,419)	(2,419)
Repurchase of common stock held in treasury	(40,399)	(36,161)
Distributions to noncontrolling interests	(867)	(733)
Cash withholding taxes paid when shares withheld for vested equity awards	(3,653)	(2,123)
Net cash provided by (used in) financing activities	64,004	(61,825)
Effect of exchange rate changes on cash and cash equivalents	6,350	(18,474)

Net increase (decrease) in cash and cash equivalents	478,595	(8,515)

Cash and cash equivalents at beginning of period	610,825	774,108
Cash and cash equivalents at end of period	$1,089,420	$765,593

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$13,271	$1,210	$1,347,830	$401,694	$-	$(20,252)	$1,743,753	$2,967	$1,746,720
Net earnings	-	-	-	103,573	-	-	103,573	377	103,950
Other comprehensive income (loss)	-	-	-	-	-	(11,925)	(11,925)	-	(11,925)
Issuance of stock and related tax withholdings for vested restricted stock units (189,731 shares)	19	-	(2,142)	-	-	-	(2,123)	-	(2,123)
Dividends declared ($0.10 per share)	-	-	22	(14,491)	-	-	(14,469)	-	(14,469)
Stock compensation expense	-	-	3,842	-	-	-	3,842	-	3,842
Repurchase of common stock held in treasury (513,227 shares)	-	-	-	-	(9,873)	-	(9,873)	-	(9,873)
Balance at April 2, 2022	$13,290	$1,210	$1,349,552	$490,776	$(9,873)	$(32,177)	$1,812,778	$3,344	$1,816,122
Net earnings	-	-	-	112,388	-	-	112,388	381	112,769
Other comprehensive income (loss)	-	-	-	-	-	(48,167)	(48,167)	-	(48,167)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(733)	(733)
Issuance of stock and related tax withholdings for vested restricted stock units (11,308 shares)	1	-	(1)	-	-	-	-	-	-
Dividends declared ($0.10 per share)	-	-	22	(14,361)	-	-	(14,339)	-	(14,339)
Stock compensation expense	-	-	1,047	-	-	-	1,047	-	1,047
Repurchase of common stock held in treasury (1,400,039 shares)	-	-	-	-	(26,288)	-	(26,288)	-	(26,288)
Balance at July 2, 2022	$13,291	$1,210	$1,350,620	$588,803	$(36,161)	$(80,344)	$1,837,419	$2,992	$1,840,411

Balance at December 31, 2022	$13,291	$1,210	$1,352,321	$773,228	$(82,972)	$(10,827)	$2,046,251	$3,899	$2,050,150
Net earnings	-	-	-	111,781	-	-	111,781	408	112,189
Other comprehensive income	-	-	-	-	-	19,859	19,859	-	19,859
Issuance of stock and related tax withholdings for vested restricted stock units (254,513 shares)	25	-	(3,678)	-	-	-	(3,653)	-	(3,653)
Dividends declared ($0.10 per share)	-	-	14	(14,034)	-	-	(14,020)	-	(14,020)
Stock compensation expense	-	-	2,965	-	-	-	2,965	-	2,965
Repurchase of common stock held in treasury (916,221 shares)	-	-	-	-	(20,173)	-	(20,173)	-	(20,173)
Balance at April 1, 2023	$13,316	$1,210	$1,351,622	$870,975	$(103,145)	$9,032	$2,143,010	$4,307	$2,147,317
Net earnings	-	-	-	95,038	-	-	95,038	377	95,415
Other comprehensive income	-	-	-	-	-	3,623	3,623	-	3,623
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(867)	(867)
Dividends declared ($0.10 per share)	-	-	14	(13,951)	-	-	(13,937)	-	(13,937)
Stock compensation expense	-	-	3,117	-	-	-	3,117	-	3,117
Repurchase of common stock held in treasury (847,202 shares)	-	-	-	-	(20,226)	-	(20,226)	-	(20,226)
Balance at July 1, 2023	$13,316	$1,210	$1,354,753	$952,062	$(123,371)	$12,655	$2,210,625	$3,817	$2,214,442

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  The results of operations for the fiscal quarter and six fiscal months ended July 1, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Based on an estimate of their fair values, the Company allocated $18,600 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on a preliminary estimation of their fair values at the date of acquisition, the Company recorded goodwill of $36,885 related to this acquisition.  The goodwill related to this acquisition is included in the MOSFETs reporting unit for goodwill impairment testing.  The purchase price allocation for this acquisition is considered preliminary as the Company is awaiting further information about the contingent payments.  The estimated values of definite-lived intangible assets and goodwill have not changed as of July 1, 2023.

The results and operations of this acquisition have been included in the MOSFETs segment since October 28, 2022.

Centerline Technologies, LLC

On June 30, 2023, the Company acquired substantially all of the assets of Centerline Technologies, LLC ("Centerline"), a Massachusetts-based, privately held manufacturer of ceramic components used in many custom parts manufactured by certain of Vishay's Resistors businesses, for $5,003.  Based on an estimate of fair values, the Company allocated $1,500 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $2,213 related to this acquisition.  The acquired business will be vertically integrated into the Company's Resistors segment, and the goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	July 1, 2023	December 31, 2022
Right of use assets
Operating Leases
Buildings and improvements	$126,458	$126,933
Machinery and equipment	5,002	4,260
Total	$131,460	$131,193
Current lease liabilities
Operating Leases
Buildings and improvements	$23,456	$22,926
Machinery and equipment	2,661	2,393
Total	$26,117	$25,319
Long-term lease liabilities
Operating Leases
Buildings and improvements	$104,893	$106,693
Machinery and equipment	2,256	1,800
Total	$107,149	$108,493
Total lease liabilities	$133,266	$133,812

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Lease expense
Operating lease expense	$6,887	$6,304	$13,768	$12,756
Short-term lease expense	252	236	508	540
Variable lease expense	159	-	311	100
Total lease expense	$7,298	$6,540	$14,587	$13,396

The Company paid $13,966 and $12,241 for its operating leases in the six fiscal months ended July 1, 2023 and July 2, 2022, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 9.6 years and the weighted-average discount rate is 6.2% as of July 1, 2023.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

July 1, 2023
2023 (excluding the six fiscal months ended July 1, 2023)	$13,840
2024	25,985
2025	22,556
2026	18,778
2027	17,258
Thereafter	80,762

The undiscounted future lease payments presented in the table above include payments through the term of the lease, which may include periods beyond the noncancellable term.  The difference between the total payments above and the lease liability balance is due to the discount rate used to calculate lease liabilities.

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended July 1, 2023 and July 2, 2022 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the six fiscal months ended July 1, 2023, the liabilities for unrecognized tax benefits increased by $616 on a net basis, primarily due to currency translation adjustments, accruals for current year tax positions, and interest.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	July 1, 2023	December 31, 2022

Credit facility	$185,000	$42,000
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(10,676)	(6,407)
	639,668	500,937
Less current portion	-	-
	$639,668	$500,937

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2025 as of July 1, 2023:

Convertible Senior Notes Due 2025
Issuance date	June 12, 2018
Maturity date	June 15, 2025
Principal amount as of July 1, 2023	$465,344
Cash coupon rate (per annum)	2.25%
Nonconvertible debt borrowing rate at issuance (per annum)	5.50%
Conversion rate effective June 15, 2023 (per $1 principal amount)	32.0879
Effective conversion price effective June 15, 2023 (per share)	$31.16
130% of the current effective conversion price (per share)	$40.51

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

Credit Facility

The Company maintains a credit facility with a consortium of banks led by JPMorgan Chase Bank, N.A., as administrative agent, and the lenders, which was scheduled to mature on June 5, 2024 (the "Previous Credit Facility").  On May 8, 2023, the Company entered into an Amendment and Restatement Agreement, which provides an aggregate commitment of $750,000 of revolving loans available until May 8, 2028 (the “Amended and Restated Credit Facility”).  The maturity date of the Amended and Restated Credit Facility will accelerate if within ninety-one days prior to the maturity of the Company’s convertible senior notes due 2025, the outstanding principal amount of such notes exceeds a defined liquidity measure as set forth in the Amended and Restated Credit Facility.

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

Similar to the Previous Credit Facility, the Amended and Restated Credit Facility requires the maintenance of financial covenant ratios.  For compliance purposes, pursuant to the Amended and Restated Credit Facility, the leverage ratio is computed on a net basis, reducing the measure of outstanding debt by up to $250,000 of unrestricted cash.  The Company must maintain a net leverage ratio of at least 3.25 to 1.00.  Permitted investments and restricted payments are also subject to a pro forma net leverage ratio (2.75 to 1.00 and 2.50 to 1.00, respectively).

Other terms and conditions of the Amended and Restated Credit Facility are substantially similar to the Previous Credit Facility.

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

The following table summarizes activity pursuant to this policy:

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Dividends paid to stockholders	$13,937	$14,339	$27,957	$28,808
Stock repurchases	20,226	26,288	40,399	36,161
Total	$34,163	$40,627	$68,356	$64,969

The repurchased shares are being held as treasury stock.  The number of shares of common stock being held as treasury stock was 6,003,996 and 4,240,573 as of July 1, 2023 and December 31, 2022, respectively.

Note 7 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Beginning balance	$38,280	$39,161	$46,979	$39,759
Sales allowances	26,297	19,040	52,134	46,417
Credits issued	(16,853)	(16,569)	(50,128)	(44,295)
Foreign currency	1,626	(857)	365	(1,106)
Ending balance	$49,350	$40,775	$49,350	$40,775

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2023	$(7,598)	$(3,229)	$(10,827)
Other comprehensive income (loss) before reclassifications	-	23,198	$23,198
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	23,198	$23,198
Amounts reclassified out of AOCI	355	-	$355
Tax effect	(71)	-	$(71)
Amounts reclassified out of AOCI, net of tax	284	-	$284
Net other comprehensive income (loss)	$284	$23,198	$23,482
Balance at July 1, 2023	$(7,314)	$19,969	$12,655

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2023 and 2022 for the Company’s defined benefit pension plans:

	Fiscal quarter ended July 1, 2023		Fiscal quarter ended July 2, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$723	$-	$1,068
Interest cost	500	1,711	281	813
Expected return on plan assets	-	(570)	-	(440)
Amortization of prior service cost	36	56	36	53
Amortization of losses (gains)	(30)	87	426	1,205
Curtailment and settlement losses	-	106	-	265
Net periodic benefit cost	$506	$2,113	$743	$2,964

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 1, 2023 and July 2, 2022 for the Company’s defined benefit pension plans:

	Six fiscal months ended July 1, 2023		Six fiscal months ended July 2, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,447	$-	$2,185
Interest cost	999	3,406	561	1,665
Expected return on plan assets	-	(1,140)	-	(900)
Amortization of prior service cost	72	111	72	109
Amortization of losses (gains)	(60)	173	853	2,476
Curtailment and settlement losses	-	213	-	544
Net periodic benefit cost	$1,011	$4,210	$1,486	$6,079

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2023 and 2022 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended July 1, 2023		Fiscal quarter ended July 2, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$6	$34	$9	$60
Interest cost	56	31	44	14
Amortization of losses (gains)	(81)	4	85	21
Net periodic benefit cost	$(19)	$69	$138	$95

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 1, 2023 and July 2, 2022 for the Company’s other postretirement benefit plans:

	Six fiscal months ended July 1, 2023		Six fiscal months ended July 2, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$11	$68	$19	$123
Interest cost	112	62	89	29
Amortization of losses (gains)	(161)	7	171	44
Net periodic benefit cost	$(38)	$137	$279	$196

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Stock-Based Compensation

2023 Long-Term Incentive Plan

The Company implemented the Vishay Intertechnology, Inc. 2023 Long-Term Incentive Plan (the "2023 Plan") after receiving stockholder approval at its 2023 Annual Meeting of Stockholders on May 23, 2023.  The 2023 Plan allows the Company to grant up to 6,000,000 shares (subject to certain adjustments described in the 2023 Plan) of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, phantom stock units, and other cash-based awards to employees, directors, consultants, and other service providers of the Company and its affiliates.  Such instruments are available for grant until March 24, 2033.  The Company granted approximately 733,000 time-vested restricted stock units to employees in the second fiscal quarter of 2023.

2007 Stock Incentive Program

Under the Company's 2007 Stock Incentive Program (the "2007 Program"), as amended and restated, certain executive officers and board members of the Company were granted restricted stock units.  No further awards will be granted pursuant to the 2007 Program.  Pursuant to the terms of the 2023 Plan, any shares of common stock that are subject to outstanding awards granted pursuant to the 2007 Program that subsequently cease to be subject to such awards as a result of the termination, expiration, cancellation, or forfeiture of such awards and any shares of common stock withheld in settlement of tax withholding obligations associated with outstanding awards granted pursuant to the 2007 Program may become available for issuance under the 2023 Plan.  A total of 1,294,546 shares of common stock were subject to awards granted pursuant to the 2007 Program as of May 23, 2023.

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Restricted stock units	$3,117	$1,047	$5,975	4,667
Phantom stock units	-	-	107	222
Total	$3,117	$1,047	$6,082	4,889

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at July 1, 2023 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$25,283	1.7
Phantom stock units	-	n/a
Total	$25,283

The Company currently expects all performance-based RSUs to vest and all of the associated unrecognized compensation cost for performance-based RSUs presented in the table above to be recognized.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity under the Company's stock incentive programs as of July 1, 2023 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2023	894	$19.73
Granted*	1,152	24.32
Vested**	(328)	18.76
Cancelled or forfeited	-	-
Outstanding at July 1, 2023	1,718	$22.99

Expected to vest at July 1, 2023	1,838

* Employees in certain countries are granted equity-linked awards that will be settled in cash and are accounted for as liability awards.  The liability awards are not material.  The number of RSUs granted excludes these awards.
** The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

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

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2024	165	-	165
January 1, 2025	168	-	168
January 1, 2026	292	-	292

Phantom Stock Units

Phantom stock unit activity as of July 1, 2023 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2023	226
Granted	5	$21.48
Dividend equivalents issued	1
Redeemed for common stock*	(94)
Outstanding at July 1, 2023	138
* The number of phantom stock units redeemed for common stock includes shares that the Company withheld on behalf of employees to satisfy the statutory tax withholding requirements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other*	Total
Fiscal quarter ended July 1, 2023:
Net revenues	$207,388	$174,735	$64,449	$222,433	$89,239	$133,866	$-	$892,110

Segment Operating Income	$56,772	$35,110	$10,749	$57,363	$27,585	$28,177	$-	$215,756

Fiscal quarter ended July 2, 2022:
Net revenues	$158,395	$192,083	$77,936	$213,176	$89,608	$132,314	$-	$863,512

Segment Operating Income	$44,602	$48,513	$22,395	$63,650	$26,914	$27,620	$(6,661)	$227,033

Six fiscal months ended July 1, 2023:
Net revenues	$405,569	$350,428	$124,852	$445,573	$169,577	$267,157	$-	$1,763,156

Segment Operating Income	$114,789	$77,796	$28,049	$124,062	$48,564	$61,173	$-	$454,433

Six fiscal months ended July 2, 2022:
Net revenues	$331,069	$374,417	$158,952	$420,208	$172,385	$260,274	$-	$1,717,305

Segment Operating Income	$93,126	$88,939	$50,554	$121,793	$49,113	$55,020	$(6,661)	$451,884

*Amounts reported in Corporate/Other above represent unallocated costs directly related to the COVID-19 pandemic, which are reported as costs of products sold on the consolidated condensed statement of operations.

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Reconciliation:
Segment Operating Income	$215,756	$227,033	$454,433	$451,884
Impact of the COVID-19 Pandemic on Selling, General, and Administrative Expenses	-	(546)	-	(546)
Unallocated Selling, General, and Administrative Expenses	(81,140)	(75,664)	(161,249)	(154,262)
Consolidated Operating Income	$134,616	$150,823	$293,184	$297,076
Unallocated Other Income (Expense)	(1,147)	(2,927)	(2,938)	(12,900)
Consolidated Income Before Taxes	$133,469	$147,896	$290,246	$284,176

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Distributors	$487,107	$515,714	$957,895	$1,013,583
OEMs	344,820	288,695	685,248	586,124
EMS companies	60,183	59,103	120,013	117,598
Total Revenue	$892,110	$863,512	$1,763,156	$1,717,305

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Asia	$323,527	$344,770	$633,956	$688,782
Europe	326,461	275,965	653,022	565,949
Americas	242,122	242,777	476,178	462,574
Total Revenue	$892,110	$863,512	$1,763,156	$1,717,305

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Industrial	$327,956	$350,955	$653,916	$688,324
Automotive	310,233	253,672	594,732	513,173
Computing	41,083	57,035	84,252	124,966
Military and Aerospace	68,741	55,703	130,866	102,201
Consumer Products	41,616	43,147	88,150	81,855
Power Supplies	44,631	41,144	88,787	81,426
Medical	40,138	32,973	82,241	65,464
Telecommunications	17,712	28,883	40,212	59,896
Total Revenue	$892,110	$863,512	$1,763,156	$1,717,305

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Numerator:
Net earnings attributable to Vishay stockholders	$95,038	$112,388	$206,819	$215,961

Denominator:
Denominator for basic earnings per share:
Weighted average shares	139,627	143,773	140,062	144,305
Outstanding phantom stock units	137	223	139	222
Adjusted weighted average shares	139,764	143,996	140,201	144,527

Effect of dilutive securities:
Restricted stock units	714	401	664	451
Dilutive potential common shares	714	401	664	451

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	140,478	144,397	140,865	144,978

Basic earnings per share attributable to Vishay stockholders	$0.68	$0.78	$1.48	$1.49

Diluted earnings per share attributable to Vishay stockholders	$0.68	$0.78	$1.47	$1.49

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Restricted stock units	318	333	159	333

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 13 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
July 1, 2023
Assets:
Assets held in rabbi trusts	$50,856	$26,049	$24,807	$-
Available for sale securities	$3,838	3,838	-	-
	$54,694	$29,887	$24,807	$-

Liability:
MaxPower acquisition contingent consideration	$6,926	$-	$-	$6,926

December 31, 2022
Assets:
Assets held in rabbi trusts	$50,173	$27,168	$23,005	$-
Available for sale securities	$3,677	3,677	-	-
Precious metals	$1,252	1,252	-	-
	$55,102	$32,097	$23,005	$-

Liability:
MaxPower acquisition contingent consideration	$6,870	$-	$-	$6,870

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

From time to time, the Company purchases precious metals bullion in excess of its immediate manufacturing needs to mitigate the risk of supply shortages or volatile price fluctuations.  The metals are valued based on quoted market prices on the last business day of the period.  The fair value measurement of the metals is considered a Level 1 measurement within the fair value hierarchy.  The inventory of precious metals bullion in excess of its immediate manufacturing needs was not material at July 1, 2023.

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

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at July 1, 2023 and December 31, 2022 is approximately $693,400 and $491,100, respectively, compared to its carrying value, excluding the deferred financing costs, of $650,344 and $507,344, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
At July 1, 2023 and December 31, 2022, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At July 1, 2023 and December 31, 2022, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using Level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

In addition to enhancing stockholder value through growing our business, in 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  See further discussion in “Stockholder Value” below.

On May 8, 2023, we amended and restated our $750 million revolving credit agreement, which replaced our credit agreement that was scheduled to mature in June 2024.  The amendment and restatement extended the maturity date of the revolving credit agreement until May 8, 2028, replaced the previous total leverage ratio used for financial covenant compliance measurement with a net leverage ratio, and replaced the LIBOR-based interest rate and related LIBOR-based mechanics applicable to U.S. dollar borrowings under the revolving credit agreement with an interest rate based on the Secured Overnight Financing Rate ("SOFR") (including a customary spread adjustment) and related SOFR-based mechanics.  The maturity date of the amended and restated facility will accelerate if within ninety-one days prior to the maturity of our convertible senior notes due 2025, the outstanding principal amount of such notes exceeds a defined liquidity measure as set forth in the Amended and Restated Credit Facility.  Other terms and conditions are substantially unchanged.

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

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics remained strong in the second fiscal quarter of 2023, but were negatively impacted by a distributor inventory correction that resulted in lower orders.  Gross profit was negatively impacted by the recognition of higher input costs that were previously absorbed in inventory.

Net revenues for the fiscal quarter ended July 1, 2023 were $892.1 million, compared to $871.0 million and $863.5 million for the fiscal quarters ended April 1, 2023 and July 2, 2022, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended July 1, 2023 were $95.0 million, or $0.68 per diluted share, compared to $111.8 million, or $0.79 per diluted share for the fiscal quarter ended April 1, 2023, and $112.4 million, or $0.78 per diluted share for the fiscal quarter ended July 2, 2022.

Net revenues for the six fiscal months ended July 1, 2023 were $1,763.2 million, compared to $1,717.3 million for the six fiscal months ended July 2, 2022.  The net earnings attributable to Vishay stockholders for the six fiscal months ended July 1, 2023 were $206.8 million, or $1.47 per diluted share, compared to $216.0 million, or $1.49 per diluted share for the six fiscal months ended July 2, 2022.

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

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

GAAP net earnings attributable to Vishay stockholders	$95,038	$111,781	$112,388	$206,819	$215,961

Reconciling items affecting gross income:
Impact of COVID-19 pandemic	$-	$-	$6,661	$-	$6,661

Other reconciling items affecting operating income:
Impact of COVID-19 pandemic	$-	$-	$546	$-	$546

Reconciling items affecting tax expense:
Tax effects of pre-tax items above	$-	$-	$(1,802)	$-	$(1,802)

Adjusted net earnings	$95,038	$111,781	$117,793	$206,819	$221,366

Adjusted weighted average diluted shares outstanding	140,478	141,251	144,397	140,865	144,978

Adjusted earnings per diluted share	$0.68	$0.79	$0.82	$1.47	$1.53

The following table reconciles gross profit by segment to consolidated gross profit (in thousands). Direct costs of the COVID-19 pandemic are not allocated to the segments as the chief operating decision maker's evaluation of segment performance does not include these costs.

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

MOSFETs	$71,954	$72,858	$55,438	$144,812	$114,184
Diodes	40,877	48,129	53,369	89,006	99,156
Optoelectronic Components	15,609	21,940	26,430	37,549	58,861
Resistors	64,634	74,036	70,532	138,670	135,554
Inductors	30,808	23,723	29,690	54,531	54,539
Capacitors	33,591	38,027	32,425	71,618	64,698
Unallocated gross profit (loss)	-	-	(6,661)	-	(6,661)
Gross profit	$257,473	$278,713	$261,223	$536,186	$520,331

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

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net cash provided by continuing operating activities	$107,239	$129,893	$74,727	$237,132	$108,312
Proceeds from sale of property and equipment	687	326	305	1,013	377
Less: Capital expenditures	(71,676)	(45,574)	(59,791)	(117,250)	(95,700)
Free cash	$36,250	$84,645	$15,241	$120,895	$12,989

Despite the distributor inventory correction that began in the fourth fiscal quarter of 2022 and continued in 2023, our results for the fiscal quarters ended July 1, 2023, April 1, 2023, and July 2, 2022 represent  favorable business conditions.
Our free cash results were significantly impacted by the installment payments of the U.S. transition tax of $27.7 million and $14.8 million in the second fiscal quarters of 2023 and 2022, respectively, and $25.2 million of payments of foreign, withholding, and claw-back cash taxes on foreign earnings in Israel for the net $81.2 million that was repatriated to the U.S. in the second fiscal quarter of 2022.

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

The following table summarizes activity pursuant to this policy (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Dividends paid to stockholders	$13,937	$14,339	$27,957	$28,808
Stock repurchases	20,226	26,288	40,399	36,161
Total	$34,163	$40,627	$68,356	$64,969

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2022 through the second fiscal quarter of 2023 (dollars in thousands):

	2nd Quarter 2022	3rd Quarter 2022	4th Quarter 2022	1st Quarter 2023	2nd Quarter 2023

Net revenues	$863,512	$924,798	$855,298	$871,046	$892,110

Gross profit margin(1)	30.3%	31.3%	29.1%	32.0%	28.9%

Operating margin(2)	17.5%	19.8%	15.8%	18.2%	15.1%

End-of-period backlog	$2,425,200	$2,261,400	$2,292,700	$2,169,400	$1,895,100

Book-to-bill ratio	1.07	0.88	0.94	0.84	0.69

Inventory turnover	3.8	4.1	3.9	3.7	3.9

Change in ASP vs. prior quarter	2.9%	0.0%	0.6%	1.2%	(0.7)%
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

Revenues increased slightly versus the prior fiscal quarter and the second fiscal quarter of 2023 primarily due to increased volume and positive foreign currency impacts.  Higher average selling prices also contributed to the increase versus the second fiscal quarter of 2022.  The book-to-bill ratio and backlog were negatively impacted by a distributor inventory correction that continued in the second fiscal quarter of 2023.  We continue to increase manufacturing capacity for critical product lines.  Average selling prices decreased versus the prior fiscal quarter.

Gross profit margin decreased versus the prior fiscal quarter and the second fiscal quarter of 2022.  The decrease versus the prior fiscal quarter is primarily due to lower average selling prices, manufacturing inefficiencies, and the recognition upon sale of increased costs previously absorbed in inventory.  The decrease versus the first fiscal quarter of 2022 is primarily due to cost inflation, manufacturing inefficiencies, and the recognition upon sale of increased costs previously absorbed in inventory, partially offset by higher average selling prices.

The book-to-bill ratio in the second fiscal quarter of 2023 decreased to 0.69 versus 0.84 in the first fiscal quarter of 2023.  The book-to-bill ratio was negatively impacted by a distributor inventory correction that continued in the second fiscal quarter of 2023.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2022 through the second fiscal quarter of 2023 (dollars in thousands):

	2nd Quarter 2022	3rd Quarter 2022	4th Quarter 2022	1st Quarter 2023	2nd Quarter 2023
MOSFETs
Net revenues	$158,395	$225,186	$206,005	$198,181	$207,388

Book-to-bill ratio	1.14	0.78	1.15	0.95	0.68

Gross profit margin	35.0%	36.9%	37.5%	36.8%	34.7%

Segment operating margin	28.2%	31.9%	30.9%	29.3%	27.4%

Diodes
Net revenues	$192,083	$209,012	$181,791	$175,693	$174,735

Book-to-bill ratio	1.10	0.79	0.88	0.71	0.54

Gross profit margin	27.8%	27.0%	23.4%	27.4%	23.4%

Segment operating margin	25.3%	24.6%	19.9%	24.3%	20.1%

Optoelectronic Components
Net revenues	$77,936	$73,447	$63,985	$60,403	$64,449

Book-to-bill ratio	0.86	0.57	0.78	0.72	0.70

Gross profit margin	33.9%	35.3%	28.1%	36.3%	24.2%

Segment operating margin	28.7%	30.0%	20.1%	28.6%	16.7%

Resistors
Net revenues	$213,176	$207,437	$205,161	$223,140	$222,433

Book-to-bill ratio	1.05	1.08	0.85	0.88	0.74

Gross profit margin	33.1%	33.0%	28.3%	33.2%	29.1%

Segment operating margin	29.9%	29.7%	25.3%	29.9%	25.8%

Inductors
Net revenues	$89,608	$83,503	$75,198	$80,338	$89,239

Book-to-bill ratio	0.97	1.02	0.83	1.04	0.84

Gross profit margin	33.1%	30.8%	32.1%	29.5%	34.5%

Segment operating margin	30.0%	27.0%	28.9%	26.1%	30.9%

Capacitors
Net revenues	$132,314	$126,213	$123,158	$133,291	$133,866

Book-to-bill ratio	1.17	0.95	0.99	0.70	0.70

Gross profit margin	24.5%	23.7%	23.7%	28.5%	25.1%

Segment operating margin	20.9%	20.1%	19.9%	24.8%	21.0%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of products sold	71.1%	68.0%	69.7%	69.6%	69.7%
Gross profit	28.9%	32.0%	30.3%	30.4%	30.3%
Selling, general & administrative expenses	13.8%	13.8%	12.8%	13.8%	13.0%
Operating income	15.1%	18.2%	17.5%	16.6%	17.3%
Income before taxes and noncontrolling interest	15.0%	18.0%	17.1%	16.5%	16.5%
Net earnings attributable to Vishay stockholders	10.7%	12.8%	13.0%	11.7%	12.6%
________
Effective tax rate	28.5%	28.4%	23.8%	28.5%	23.7%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenues	$892,110	$871,046	$863,512	$1,763,156	$1,717,305

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2023		Six fiscal months ended July 1, 2023
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2023	$21,064	2.4%	n/a	n/a
July 2, 2022	$28,598	3.3%	$45,851	2.7%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	2.6%	1.4%	(0.1)%
Change in average selling prices	(0.7)%	1.1%	3.0%
Foreign currency effects	0.5%	0.6%	(0.5)%
Acquisition	0.0%	0.1%	0.2%
Other	0.0%	0.1%	0.1%
Net change	2.4%	3.3%	2.7%

Despite the distributor inventory correction that we are experiencing, the economic environment remains good and we continue to increase manufacturing capacities.  Increased average selling prices contributed to the increase in net revenues versus the second fiscal quarter of 2022.  Positive foreign currency impacts also contributed to the increase versus the prior fiscal quarter and the second fiscal quarter of 2022.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended July 1, 2023 were 28.9%, versus 32.0% and 30.3%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the six fiscal months ended July 1, 2023 were 30.4%, versus 30.3% for the comparable prior year period.  The decrease versus the prior fiscal quarter is primarily due to lower average selling prices, manufacturing inefficiencies, and the recognition upon sale of increased costs previously absorbed in inventory.  The decrease versus the first fiscal quarter of 2022 is primarily due to cost inflation, manufacturing inefficiencies, and the recognition upon sale of increased costs previously absorbed in inventory, partially offset by higher average selling prices.  The increase versus the prior year-to-date period is primarily due to higher average selling prices and increased volume, partially offset by increased materials, utilities, and labor costs.

Segments

Analysis of revenues and margins for our segments is provided below.  Direct costs of the COVID-19 pandemic are not allocated to the segments.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Net revenues	$207,388	$198,181	$158,395	$405,569	$331,069
Gross profit margin	34.7%	36.8%	35.0%	35.7%	34.5%
Segment operating margin	27.4%	29.3%	28.2%	28.3%	28.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2023		Six fiscal months ended July 1, 2023
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2023	$9,207	4.6%	n/a	n/a
July 2, 2022	$48,993	30.9%	$74,500	22.5%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	5.9%	26.5%	14.4%
Change in average selling prices	(1.7)%	1.8%	5.7%
Foreign currency effects	0.3%	0.6%	(0.3)%
Acquisition	0.0%	0.7%	0.8%
Other	0.1%	1.3%	1.9%
Net change	4.6%	30.9%	22.5%

The MOSFET segment net revenues increased moderately versus the prior fiscal quarter and increased significantly versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers and customers in the Europe and Americas regions.  The increase versus the prior year quarter is primarily due to increased sales to distribution customers, automotive and power supply end market customers, and customers in the Europe and Americas regions, partially offset by decreased sales to computing and telecommunications end market customers.  The increase versus the prior year-to-date period is primarily due to increased sales to distribution customers, automotive, power supply, and industrial end market customers, and customers in the Europe and Americas regions, partially offset by decreased sales to computing and telecommunications end market customers.

Gross profit margin decreased versus the prior fiscal quarter and the prior year quarter, but increased versus the prior year-to-date period.  The decrease versus the prior fiscal quarter is primarily due to decreased average selling prices and increased input costs, partially offset by increased sales volume.  Gross profit increased versus the prior year quarter and gross profit margin was relatively flat due to increased costs.  Gross profit margin increased versus the prior year-to-date period primarily due to increased sales volume and higher average selling prices, partially offset by higher material, labor, and utility costs and manufacturing inefficiencies.

The segment operating margin decreased versus the prior fiscal quarter and the prior year quarter, but increased versus the prior year-to-date period.  The fluctuations are primarily due to gross profit fluctuations.  Increased segment SG&A expenses as a percentage of sales also impacted all comparison periods.

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

We acquired leading edge silicon and silicon carbide MOSFETs products with our acquisition of MaxPower in the fourth fiscal quarter of 2022.

Diodes

Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Net revenues	$174,735	$175,693	$192,083	$350,428	$374,417
Gross profit margin	23.4%	27.4%	27.8%	25.4%	26.5%
Segment operating margin	20.1%	24.3%	25.3%	22.2%	23.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2023		Six fiscal months ended July 1, 2023
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2023	$(958)	(0.5)%	n/a	n/a
July 2, 2022	$(17,348)	(9.0)%	$(23,989)	(6.4)%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	1.1%	(8.3)%	(8.2)%
Change in average selling prices	(1.9)%	(1.5)%	2.6%
Foreign currency effects	0.3%	0.5%	(0.5)%
Other	0.0%	0.3%	(0.3)%
Net change	(0.5)%	(9.0)%	(6.4)%

Net revenues of the Diodes segment decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to consumer and power supply end market customers and customers in the Americas region.  The decrease versus the prior year quarter is primarily due to decreased sales to distribution and EMS customers, power supply end market customers, and customers in the Americas and Asia regions.  The decrease versus the prior year-to-date period is primarily due to decreased sales to distribution and EMS customers and customers in the Americas and Asia regions.

Gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased average selling prices, increased material costs, and manufacturing inefficiencies.  The decrease versus the prior year quarter is primarily due to lower sales volume, decreased average selling prices, and higher material, labor, and utility costs, partially offset by positive foreign currency impacts.  The decrease versus the prior year-to-date period is primarily due to lower sales volume, manufacturing inefficiencies, and higher material and labor costs, partially offset by increased average selling prices and positive foreign currency impacts.

The segment operating margin decreased versus the prior fiscal quarter and prior year periods.  The decreases are primarily due to decreased gross profit.

Average selling prices decreased versus the prior fiscal quarter and prior year quarter, but increased versus the prior year-to-date period.

Optoelectronic Components

Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended						Six fiscal months ended
	July 1, 2023		April 1, 2023		July 2, 2022		July 1, 2023	July 2, 2022

Net revenues	$	$ 64,449	$	$ 60,403	$	$ 77,936	$124,852	$158,952
Gross profit margin		24.2%		36.3%		33.9%	30.1%	37.0%
Segment operating margin		16.7%		28.6%		28.7%	22.5%	31.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2023		Six fiscal months ended July 1, 2023
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2023	$4,046	6.7%	n/a	n/a
July 2, 2022	$(13,487)	(17.3)%	(34,100)	(21.5)%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	5.7%	(18.3)%	(21.9)%
Change in average selling prices	(0.3)%	0.2%	1.2%
Foreign currency effects	0.7%	0.8%	(0.4)%
Other	0.6%	0.0%	(0.4)%
Net change	6.7%	(17.3)%	(21.5)%

Net revenues of our Optoelectronic Components segment increased versus the prior fiscal quarter, but decreased significantly versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers and customers in the Asia region, partially offset by decreased sales to customers in the Americas and Europe regions.  The decrease versus the prior year quarter is due to decreased sales to all regions and all end market customers, particularly distribution customers and customers in the Americas region.  The decrease versus the prior year-to-date period is primarily due to distribution customers and customers in all regions.

Gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to unfavorable product mix, manufacturing inefficiencies, higher input costs, and the recognition upon sale of increased costs previously absorbed in inventory.  The decrease versus the prior year quarter is primarily due to lower sales volume, manufacturing inefficiencies, and higher material, subcontractor service, and utility costs.  The decrease versus the prior year-to-date period is primarily due to lower sales volume, manufacturing inefficiencies, and increased materials and labor costs, partially offset by higher average selling prices.

The segment operating margin decreased versus the prior fiscal quarter and the prior year periods.  The fluctuations are primarily due to gross profit fluctuations.

Average selling prices decreased versus the prior fiscal quarter, but increased versus the prior year periods.

We are now using our recently modernized and expanded wafer fab in Heilbronn, Germany.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Net revenues	$222,433	$223,140	$213,176	$445,573	$420,208
Gross profit margin	29.1%	33.2%	33.1%	31.1%	32.3%
Segment operating margin	25.8%	29.9%	29.9%	27.8%	29.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2023		Six fiscal months ended July 1, 2023
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2023	$(707)	(0.3)%	n/a	n/a
July 2, 2022	$9,257	4.3%	$25,365	6.0%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	(0.8)%	1.5%	4.0%
Change in average selling prices	(0.3)%	1.7%	2.4%
Foreign currency effects	0.6%	0.9%	(0.6)%
Other	0.2%	0.2%	0.2%
Net change	(0.3)%	4.3%	6.0%

Net revenues of the Resistors segment decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to military and aerospace and industrial end market customers and customers in the Europe region.  The increase versus the prior year quarter is primarily due to increased sales to EMS customers, military and aerospace and industrial end market customers, and customers in all regions, particularly Europe.  The increase versus the prior year-to-date period is primarily due to increased sales to distribution and EMS customers, military and aerospace and industrial end market customers, and customers in all regions, particularly Europe.

The gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased volume, manufacturing inefficiencies, and the recognition upon sale of increased costs previously absorbed in inventory.  The decrease versus the prior year quarter is primarily due to increased labor and material costs and manufacturing inefficiencies, partially offset by higher sales volume and increased average selling prices.  The decrease versus the prior year-to-date period is primarily due to increased labor and material costs, partially offset by higher sales volume and increased average selling prices.

The segment operating margin decreased versus the prior fiscal quarter and the prior year periods.  The decreases are primarily due to decreased gross profit.

Average selling prices decreased versus the prior fiscal quarter, but increased versus the prior year periods.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses.

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Net revenues	$89,239	$80,338	$89,608	$169,577	$172,385
Gross profit margin	34.5%	29.5%	33.1%	32.2%	31.6%
Segment operating margin	30.9%	26.1%	30.0%	28.6%	28.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2023		Six fiscal months ended July 1, 2023
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2023	$8,901	11.1%	n/a	n/a
July 2, 2022	$(369)	(0.4)%	$(2,808)	(1.6)%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	9.5%	(2.5)%	(3.3)%
Increase in average selling prices	1.1%	1.9%	1.9%
Foreign currency effects	0.2%	0.3%	(0.2)%
Other	0.3%	(0.1)%	0.0%
Net change	11.1%	(0.4)%	(1.6)%

Net revenues of the Inductors segment increased significantly versus the prior fiscal quarter, but decreased slightly versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to EMS customers, automotive and aerospace and military end market customers, and customers in the Americas region, partially offset by decreased sales to customers in the Europe region.  The decrease versus the prior year quarter is primarily due to decreased sales to distribution customers and customers in the Asia and Europe regions, partially offset by increased sales to medical, industrial, and aerospace and military end market customers and customers in the Americas region.  The decrease versus the prior year-to-date period is primarily due to decreased sales to distribution customers and customers in the Asia region, partially offset by increased sales to EMS customers and medical, automotive, and aerospace and military end market customers and customers in the Americas region.

The gross profit margin increased versus the prior fiscal quarter and the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales volume, higher average selling prices, and manufacturing efficiencies.  The increases versus the prior year periods are primarily due to increased average selling prices and positive foreign currency impacts, partially offset by decreased sales volume.

The segment operating margin increased versus the prior fiscal quarter and the prior year periods.  The increases are primarily due to increases in gross profit.

Average selling prices increased slightly versus the prior fiscal quarter and prior year periods.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Net revenues	$133,866	$133,291	$132,314	$267,157	$260,274
Gross profit margin	25.1%	28.5%	24.5%	26.8%	24.9%
Segment operating margin	21.0%	24.8%	20.9%	22.9%	21.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended July 1, 2023		Six fiscal months ended July 1, 2023
	Change in net revenues	% change	Change in net revenues	% change
April 1, 2023	$575	0.4%	n/a	n/a
July 2, 2022	$1,552	1.2%	$6,883	2.6%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	0.0%	(1.5)%	1.3%
Increase in average selling prices	0.6%	2.3%	2.1%
Foreign currency effects	0.7%	0.8%	(0.9)%
Other	(0.9)%	(0.4)%	0.1%
Net change	0.4%	1.2%	2.6%

Net revenues of the Capacitors segment increased slightly versus the prior fiscal quarter and the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution end market customers and customers in the Asia region.  The increase versus the prior year quarter is primarily due to increased sales to industrial  end market customers and customers in the Asia and Europe regions, partially offset by decreased sales to distribution customers.  The increase versus the prior year-to-date period is primarily due to increased sales to industrial end market customers and customers in the Asia and Europe regions, partially offset by decreased sales to distribution customers.

The gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to manufacturing inefficiencies, higher labor costs, and negative impact from decreased inventory.  The increase versus the prior year quarter is primarily due to increased average selling prices, favorable product mix, and positive foreign currency impact, partially offset by manufacturing inefficiencies, increased labor costs, and negative impact from decreased inventory.  The increase versus the prior year-to-date period is primarily due to higher sales volume, increased average selling prices, favorable product mix, and positive foreign currency impact, partially offset by manufacturing inefficiencies, increased labor and material costs, and negative impact from decreased inventory.

The segment operating margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The fluctuations are primarily due to gross profit fluctuations.

Average selling prices increased versus the prior fiscal quarter and prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Total SG&A expenses	$122,857	$120,145	$110,400	$243,002	$223,255
as a percentage of revenues	13.8%	13.8%	12.8%	13.8%	13.0%

SG&A expenses increased versus the prior fiscal quarter and the prior year periods as expected.  The increases are due to general inflation and higher compensation costs, including the implementation of the 2023 Long-Term Incentive Plan in the second fiscal quarter.

Other Income (Expense)

Interest expense for the fiscal quarter ended July 1, 2023 increased $1.3 million versus the fiscal quarter ended April 1, 2023 and increased $2.1 million versus the fiscal quarter ended July 2, 2022.  Interest expense for the six fiscal months ended July 1, 2023 increased by $3.0 million versus the six fiscal months ended July 2, 2022.  The increases are due to higher interest rates and higher average balances outstanding on the revolving credit facility.
The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	July 1, 2023	July 2, 2022	Change
Foreign exchange gain (loss)	$1,203	$6,514	$(5,311)
Interest income	6,292	789	5,503
Other components of net periodic pension expense	(1,906)	(2,803)	897
Investment income (expense)	(193)	(2,858)	2,665
Other	(139)	(262)	123
	$5,257	$1,380	$3,877

	Fiscal quarters ended
	July 1, 2023	April 1, 2023	Change
Foreign exchange gain (loss)	$1,203	$(1,490)	$2,693
Interest income	6,292	5,944	348
Other components of net periodic pension expense	(1,906)	(1,888)	(18)
Investment income (expense)	(193)	744	(937)
Other	(139)	19	(158)
	$5,257	$3,329	$1,928

	Six fiscal months ended
	July 1, 2023	July 2, 2022	Change
Foreign exchange gain (loss)	$(287)	$6,233	$(6,520)
Interest income	12,236	1,350	10,886
Other components of net periodic pension expense	(3,794)	(5,713)	1,919
Investment income (expense)	551	(5,974)	6,525
Other	(120)	(267)	147
	$8,586	$(4,371)	$12,957

Income Taxes
For the fiscal quarter ended July 1, 2023, our effective tax rate was 28.5%, as compared to 28.4% and 23.8% for the fiscal quarters ended April 1, 2023 and July 2, 2022, respectively.  For the six fiscal months ended July 1, 2023, our effective tax rate was 28.5%, as compared to 23.7% for the six fiscal months ended July 2, 2022.  We expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.

During the six fiscal months ended July 1, 2023, the liabilities for unrecognized tax benefits increased by $0.6 million on a net basis, primarily due to currency translation adjustments, accruals for current year tax positions, and interest.

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

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of July 1, 2023 continued to be strong.  Cash and short-term investments exceed our long-term debt balances, and we have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $237.1 million for the six fiscal months ended July 1, 2023, as compared to cash flows provided by operations of $108.3 million for the six fiscal months ended July 2, 2022.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle:

	Fiscal quarters ended
	July 1, 2023	April 1, 2023	July 2, 2022
Days sales outstanding ("DSO") (a)	46	45	45
Days inventory outstanding ("DIO") (b)	94	98	95
Days payable outstanding ("DPO") (c)	(32)	(32)	(37)
Cash conversion cycle	108	111	103
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

Cash paid for property and equipment for the six fiscal months ended July 1, 2023 was $117.3 million, as compared to $95.7 million for the six fiscal months ended July 2, 2022.  To be well positioned to service our customers and to fully participate in growing markets, we intend to increase our capital expenditures for expansion in the mid-term.  We expect to invest approximately $385 million in 2023 and approximately $1.2 billion over the next three years primarily for capital expansion projects outside of China.

Free cash flow for the six fiscal months ended July 1, 2023 was negatively impacted by higher than usual capital expenditures, but still increased significantly versus the six fiscal months ended July 2, 2022 primarily due to a smaller increase in working capital.  We expect our business to continue to be a reliable generator of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Value” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at July 1, 2023 and December 31, 2022 (in thousands):

	July 1, 2023	December 31, 2022

Credit facility	$185,000	$42,000
Convertible senior notes, due 2025	465,344	465,344
Deferred financing costs	(10,676)	(6,407)
Total debt	639,668	500,937

Cash and cash equivalents	1,089,420	610,825
Short-term investments	14,366	305,272
Net cash and short-term investments (debt)	$464,118	$415,160

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

The interest rates on our short-term investments vary by location.  Transactions related to these investments are classified as investing activities on our consolidated condensed statements of cash flows.  We are aligning the maturity dates of our cash equivalents and short-terms investments in preparation of a planned repatriation in the third fiscal quarter of 2023.  This has resulted in a decrease in our short-term investment balance.

As of July 1, 2023, substantially all of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  Our U.S. subsidiaries also have cash operating needs.  The distribution of earnings from Israel and Germany to the United States will be used, in part, to fund our Stockholder Return Policy.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, share repurchases pursuant to our Stockholder Return Policy, and our research and development and capital expenditure plans.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.

On May 8, 2023, we amended and restated our $750 million revolving credit agreement, which replaced our credit agreement that was scheduled to mature in June 2024.  The amendment and restatement extended the maturity date of the revolving credit agreement until May 8, 2028.

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

We had $42 million outstanding on our revolving credit facility at December 31, 2022 and $185 million outstanding at July 1, 2023.  We borrowed $426 million and repaid $283 million on the revolving credit facility during the six fiscal months ended July 1, 2023.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $129.2 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $185 million during the six fiscal months ended July 1, 2023.

The amendment and restatement of the facility replaced the leverage ratio used for compliance measurement with a net leverage ratio, reducing the measure of outstanding debt by up to $250 million of unrestricted cash.  Measurements prior to the amendment and restatement were based on a total leverage ratio.

Pursuant to the amended and restated credit facility, the financial maintenance covenants include (a) an interest coverage ratio of not less than 2.00 to 1; and (b) a net leverage ratio of not more than 3.25 to 1 (and a pro forma ratio of 3.00 to 1 on the date of incurrence of additional debt). The computation of these ratios is prescribed in Article VI of the Credit Agreement between Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., which was filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed May 8, 2023.

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

We were in compliance with all financial covenants under the credit facility at July 1, 2023.  Our interest coverage ratio and net leverage ratio were 26.70 to 1 and 0.50 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

Prior to the amendment and restatement, borrowings under the credit facility bore interest at LIBOR plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  The amended and restated credit facility replaced the LIBOR-based interest rate and related LIBOR-based mechanics applicable to U.S. dollar borrowings under the revolving credit agreement with an interest rate based on SOFR (including a customary spread adjustment) and related SOFR-based mechanics.  Borrowings in foreign currency bear interest at a local reference rate plus an interest margin.  Based on our current total leverage ratio of 0.82 to 1, any new borrowings will bear interest at SOFR plus 1.60% (including the applicable credit spread), and the undrawn commitment fee is 0.25% per annum.

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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended July 1, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Amount Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2 - 29	350,552	$21.64	350,552	$7,586,620	2,405,920
April 30 - May 27	263,749	$23.42	263,749	$6,175,786	2,142,171
May 28 - July 1	232,901	$27.75	232,901	$6,462,997	1,909,270
Total	847,202	$23.87	847,202	$20,225,403	1,909,270

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of cash dividends, or indirectly, in the form of stock repurchases.  The policy sets forth our intention, but does not obligate us to acquire any shares of common stock or declare any dividends, and the policy may be terminated or suspended at any time at our direction, in accordance with applicable laws and regulations.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the fiscal quarter ended July 1, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.	Exhibits

10.1
Amendment and Restatement Agreement, dated as of May 8, 2023 among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed May 8, 2023.

10.2	Vishay Intertechnology, Inc. 2023 Long-Term Incentive Plan. Incorporated by reference to Annex A to our definitive proxy statement, dated April 4, 2023, for our 2023 Annual Meeting of Stockholders.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joel Smejkal, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Lori Lipcaman, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 1, 2023, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  August 9, 2023