Form 10-K
period 2023-12-31
VISHAY INTERTECHNOLOGY INC
filed 2024-02-16
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($29.40 on July 1, 2023), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $3,764,000,000. There is no non-voting stock outstanding.

As of February 14, 2024, registrant had 125,408,100 shares of its common stock (excluding treasury stock) and 12,097,148 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2023, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2023

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

The Vishay Story

For over six decades we have been building what we call The DNA of tech.TM

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

Strong Track Record of Growth through Acquisitions

Since 1985, we have expanded our product line through various strategic acquisitions, growing from a small manufacturer of precision resistors and resistance strain gages to one of the world’s largest manufacturers and suppliers of a broad line of electronic components. We have successfully integrated the acquired companies within our existing management and operational structure, reducing selling, general, and administrative expenses through the integration or elimination of redundant sales and administrative functions, creating manufacturing synergies, while improving customer service. We plan to grow our business and increase earnings per share, in part, through targeted acquisitions.  We have often targeted high margin niche business acquisitions.  We also target strategic acquisitions of businesses with technology and engineering capabilities that we can further develop and commercialize to grow our business and key niche suppliers that allow us to vertically integrate our supply chain.

Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash” (see "Overview" included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for "free cash" definition and reconciliation to generally accepted accounting principles ("GAAP")).  Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have generated positive “free cash” in each of the past 27 years.  Our aggressive capital expenditure plans for 2023 - 2025 have limited and will limit "free cash" generation over that time frame.

Financial Strength and Flexibility

As of December 31, 2023, our cash and short-term investment balance exceeded our debt balance by $190.3 million.  We also maintain a credit facility, which provides a revolving commitment of up to $750 million through May 8, 2028, of which substantially all was available as of December 31, 2023.  Our net cash position and short-term investment balance, available revolving commitment, and “free cash” flow generation provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Continuous Innovation and Protection of Intellectual Property

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have licenses to use numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

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

Growth through Strategic Acquisitions

We plan to continue to expand within the electronic components industry, through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product innovation, quality, and reliability, strong customer bases, and product lines with which we have substantial marketing and technical expertise.  It also includes certain businesses that possess technologies which we expect to further develop and commercialize and key niche suppliers that allow us to vertically integrate our supply chain.

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

We consider any product which is completely interchangeable with a competitor’s product to be a “commodity product.”  Commodity products serve many markets.  For 2023, commodity products comprised 31% of our revenues.

We consider any of our standard products that may be sold to multiple customers, which is not completely interchangeable with a competitor’s product, to be a “non-commodity” product.  Non-commodity products generally have a small number of competitors who have similar, but not exact, products.  Non-commodity products typically serve a particular end-use market. For 2023, non-commodity products comprised 47% of our revenues.

We also sell several custom products.  Usually, a custom product is designed for a specific customer, and such part number is sold to only that customer.   For 2023, custom products comprised 22% of our revenues.

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

MOSFETs Segment

MOSFETs function as solid state switches to control power.  Our MOSFETs business includes both the commodity and non-commodity markets in which we believe that we enjoy a good reputation and strong brand recognition (Siliconix). MOSFETs applications include mobile phones, notebook and desktop computers, tablet computers, digital cameras, televisions, DC/DC and AC/DC switch mode power supplies, solar inverters, automotive and industrial systems. We are a leader in low-voltage TrenchFET MOSFETs and also offer high-voltage MOSFETs. Our MOSFETs product line includes low- and medium-voltage TrenchFET MOSFETs, high-voltage planar MOSFETs, high voltage Super Junction MOSFETs, power integrated circuits (power ICs), and integrated function power devices. We are one of the technology leaders in MOSFETs, with a tradition of innovation in wafer design, packaging, and performance.  Our acquisition of MaxPower Semiconductor, Inc. on October 28, 2022 adds leading edge silicon and silicon carbide technology to our MOSFETs product line.  Our pending acquisition of Nexperia's Newport fab is expected to enhance the manufacturing capacity and capabilities of our MOSFETs segment.

In 2023, commodity products comprised 45% of our annual MOSFETs segment revenues.  Non-commodity products comprised 42% of our annual MOSFETs segment revenues.  Custom products comprised 13% of our annual MOSFETs segment revenues.  Approximately 30% of our annual MOSFETs segment revenues were generated by products that were developed in the previous five years.

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

In 2023, commodity products comprised 55% of our annual Diodes segment revenues.  Non-commodity products comprised 26% of our annual Diodes segment revenues.  Custom products comprised 19% of our annual Diodes segment revenues. Approximately 30% of our annual Diodes segment revenues were generated by products that were developed in the previous five years.

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

All of our Optoelectronic Components segment products are non-commodity or custom products.  Approximately 25% of our annual Optoelectronic Components segment revenues were generated by products that were developed in the previous five years.

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

In 2023, commodity products comprised 19% of our annual Resistors segment revenues.  Non-commodity products comprised 53% of our annual Resistors segment revenues.  Custom products comprised 28% of our annual Resistors segment revenues. Approximately 15% of our annual Resistors segment revenues were generated by products that were developed in the previous five years.

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

Substantially all of our Inductors segment products are non-commodity or custom products.  Approximately 15% of our annual Inductors segment revenues were generated by products that were developed in the previous five years.

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

In 2023, commodity products comprised 28% of our annual Capacitors segment revenues.  Non-commodity products comprised 48% of our annual Capacitors segment revenues.  Custom products comprised 24% of our annual Capacitors segment revenues. Approximately 30% of our annual Capacitors segment revenues were generated by products that were developed in the previous five years.

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

Our top 30 customers have been relatively stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 68% of our total net revenues.  No single customer comprised more than 10% of our total net revenues for 2023.

In certain areas we also work with sales representatives. The commission expense for these sales representatives is not material.

Research and Development

Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by Dr. Felix Zandman, our engineers, and our scientists. We maintain strategically placed design centers where proximity to customers enables us to more easily gauge and satisfy the needs of local markets. These design centers are located predominantly in the United States, Germany, Italy, Israel, Ireland, the People’s Republic of China, France, and the Republic of China (Taiwan).

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

As of December 31, 2023, we employed approximately 23,500 full time employees worldwide.  Reflecting our global business, our executive management team and many leadership positions are dispersed throughout the world.

Employees by location are summarized as follows:

United States	2,400
People’s Republic of China	7,300
Germany	2,300
Israel	2,300
Taiwan	2,000
Czech Republic	1,200
India	1,000
Other Europe	1,600
Other Americas	1,500
Other Asia	1,900
Total	23,500

Many of our employees outside the United States are members of workers councils or unions or otherwise subject to collective bargaining agreements. Employees at one small U.S. facility, representing less than 1% of our U.S. workforce, are represented by a trade union. We consider our relations with our employees positive, fair, and equitable.

Our greatest assets are our employees, and our continued success depends on our ability to attract, retain, and develop high levels of talent across the organization. Each person and each role plays a critical role in our success.

Vishay continuously invests in its people through diverse training offerings, networking opportunities, and a commitment to developing life and professional skills. Employee development programs offer individual and group learning to maintain profitable business growth while increasing speed and agility.

Organizationally, Vishay continues to evolve and change to meet or exceed customer and market demands, requiring heightened collaboration and agility. We continue to embed a high-performance culture whereby employees are encouraged to surface ideas, employ continuous improvement attitudes, and work together to achieve our organizational goals. Training and communication efforts have been implemented to ensure all employees know what is expected of them. The first phase of implementing a global human capital management system was completed in late 2023 to support our international workforce's communication, development, and efficient business processes.

During 2023, resources were added to lead the global functions of Talent Acquisition and Total Rewards to refine our focus on attracting and nurturing key talent. Incentive compensation programs have been revised to create a unified focus on profitable growth. Organizational and structural changes that have allowed us to flatten the organizational structure and redefine some leadership roles continue to be implemented. We empower our employees by pushing down decision-making, and in turn, we speed up decision-making across the organization.

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

We face significant challenges managing our capacity expansion strategy.

As part of our strategy to drive growth and increase capacity, we are increasing internal capacity by investing $329 million in 2023 and plan to invest $1.2 billion total from 2023 to 2025 and plan to increase external capacity by outsourcing additional commodity products to subcontractors.  Our capacity expansion plans include building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, a new power inductor site in Mexico, a resistor manufacturing expansion in Mexico, and expanded diode manufacturing in Taiwan and Turin, Italy.  Additionally, the planned transaction with Nexperia BV will add a wafer fabrication facility and operations in Newport, South Wales, U.K.  There is no assurance that we will be able to close the transaction for the Nexperia wafer fabrication facility.  There are demand-related risks associated with all growth initiatives.  There are also inherent execution risks in building and starting new wafer fabs, acquiring existing wafer fabs, and expanding production capacity at our own facilities or that of new or existing subcontractors that could significantly increase costs and negatively impact our operating results.  The risks include, but are not limited to, the following:

•	design and construction delays and cost overruns;
•	issues installing and qualifying new equipment and ramping production;
•	poor production process yields and reduced quality control; and
•	insufficient personnel with requisite expertise and experience to operate the facilities.

Our business may be adversely affected by the widespread outbreak of diseases and the mitigation efforts by governments worldwide to control their spread.

We cannot predict when future disease outbreaks or pandemics will occur.  The potential risks and effects of future disease outbreaks and the related economic impact that could have an adverse effect on our business include, but are not limited to:

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

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Our credit facility bears interest at variable rates based on Secured Overnight Financing Rate ("SOFR") and other currency-specific reference rates.  A significant increase in such reference rates would significantly increase our interest expense. A general increase in interest rates would be largely offset by an increase in interest income earned on our cash and short-term investment balances, which are currently greater than our debt balances. However, there can be no assurance that the interest rate earned on cash and short-term investments will move in tandem with the interest rate paid on our variable rate debt.

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

We have substantial operations outside the United States, and approximately 74% of our revenues during 2023 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 53 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including the current war with Hamas, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  As of December 31, 2023, 65.5% of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Our revolving credit facility provides us with additional U.S. liquidity.

U.S. tax obligations, cash dividends to stockholders, share repurchases, additional convertible debt repurchases, and principal and interest payments on our debt instruments need to be paid by our U.S. parent company, Vishay Intertechnology, Inc.  A U.S.-domiciled subsidiary is expected to be the acquiring entity of Nexperia's wafer fabrication facility and operations in Newport, South Wales, U.K.  Our U.S. subsidiaries have other operating cash needs.

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

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2023, the holders of Class B common stock held approximately 49.1% of the voting power of the Company. The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders.  Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.7% of our Class B common stock and 44.0% of the total voting power of our capital stock as of December 31, 2023. Holders of our Class B common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock.  The voting rights of the holders of our Class B common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.

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

The conversion of some or all of our outstanding 2.25% convertible senior notes due 2025 (the "2025 Notes") or our outstanding 2.25% convertible senior notes due 2030 (the "2030 Notes") may dilute the ownership interests of our existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

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

For example, our credit facility in effect from time to time may prohibit us from making any cash payments on the conversion or repurchase of the 2025 Notes or the 2030 Notes, as the case may be, upon a fundamental change repurchase if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with the applicable financial covenants under that facility.  Any new credit facility into which we may enter may have similar restrictions unless certain conditions are met. Our failure to make cash payments upon the conversion or repurchase of the 2025 Notes or the 2030 Notes, as the case may be, as required under the terms of the applicable indenture governing such notes would permit holders of the 2025 Notes or the 2030 Notes, as the case may be, to accelerate our obligations under the 2025 Notes or the 2030 Notes, as the case may be.

Our failure to repurchase the 2025 Notes or 2030 Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the 2025 Notes or the 2030 Notes as required by the applicable indenture would constitute a default under such indenture. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness, including our credit facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats.  These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. While we have not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in us incurring significant costs related to, for example, rebuilding our internal systems, writing down inventory value, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm.  In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures.  Based on media reports and other surveys, we believe there is a general increase in cyberattack volume, frequency, and sophistication.  We have experienced the same in our own business.  We seek to detect and investigate unauthorized attempts and attacks against our network and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools; however, we remain potentially vulnerable to known or unknown threats.  In some instances, we, our suppliers, and our customers can be unaware of a threat or incident or its magnitude and effects.  Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See "Risk Factors" for more information on our cybersecurity risks.

We aim to incorporate industry best practices throughout our cybersecurity program. Identifying and assessing cybersecurity risk is integrated into our overall risk management program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is tested annually by independent third-party consultants.  We have processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools.  We monitor issues that are internally discovered or externally reported that may affect us, and have processes to assess those issues for potential cybersecurity impact or risk.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats.  Members of the Audit Committee receive updates on at least an annual basis from senior management, including leaders from our Information Technology, Internal Audit, and Legal teams regarding matters of cybersecurity.  This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives.  Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes are overseen by leaders from our Information Technology, Internal Audit, and Legal teams.  Such individuals have an average of over 20 years of prior work experience in various roles involving information technology, security, auditing, legal, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.

Item 2. PROPERTIES

At December 31, 2023, our business had 57 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes former manufacturing facilities that are not presently used for manufacturing activities.

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

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	201,000
Bennington, VT	Capacitors	64,000
Yankton, SD	Inductors	60,000
Warwick, RI	Resistors	56,000
Niagara Falls, NY	Resistors	34,000
Marshall, MN	Inductors	22,000

Non-U.S.
Vocklabruck, Austria	Diodes	100,000
People's Republic of China
Tianjin	Diodes	397,000
Shanghai	Diodes	195,000
Xi'an	MOSFETs and Diodes	133,000
Czech Republic
Blatna	Resistors and Capacitors	276,000
Dolni Rychnov	Resistors and Capacitors	183,000
Prachatice	Capacitors	92,000
Volary	Resistors	35,000
France
Nice	Resistors	221,000
Chateau Gontier	Resistors	82,000
Hyeres	Resistors	59,000
Germany
Selb	Resistors and Capacitors	472,000
Heide	Resistors	264,000
Landshut	Capacitors	75,000
Fichtelberg	Resistors	36,000
Budapest, Hungary	Diodes	101,000
Loni, India	Resistors and Capacitors	405,000
Israel
Dimona	Resistors and Capacitors	404,000
Migdal Ha'Emek	Capacitors	288,000
Be'er Sheva	Resistors, Inductors and Capacitors	276,000
Turin, Italy	Diodes	102,000
Miharu, Japan	Capacitors	165,000
Melaka, Malaysia	Optoelectronic Components	156,000
Juarez, Mexico	Resistors	75,000
Famalicao, Portugal	Capacitors	222,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	105,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	87,000
Attleboro, MA	Resistors	40,000
Ontario, CA	Resistors	38,000
Dover, NH	Inductors	35,000
East Windsor, CT	Resistors	30,000
Hollis, NH	Resistors	25,000
Fremont, CA	Resistors	18,000
Glendale, WI	Resistors	14,000
Hudson, MA	Resistors	13,000
Montevideo, MN	Inductors	11,000
Duluth, MN	Inductors	10,000

Non-U.S.
Klagenfurt, Austria	Capacitors	150,000
People’s Republic of China
Danshui	Capacitors, Inductors, and Resistors	446,000
Shanghai	MOSFETs	300,000
Shatian	Capacitors and Resistors	218,000
Zhuhai	Inductors	179,000
Long Xi	Resistors	36,000
Santo Domingo, Dominican Republic	Inductors	44,000
Germany
Itzehoe	MOSFETs	217,000
Heilbronn	Diodes and Optoelectronic Components	163,000
Selb	Capacitors	47,000
Mumbai, India	Diodes	34,000
Mexico
Juarez	Resistors	314,000
Durango	Inductors	200,000
Mexicali	Resistors	15,000
Manila, Philippines	Optoelectronic Components	149,000
Kaohsiung, Republic of China (Taiwan)	Diodes	130,000

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

VGSI was served in August 2023 with a complaint brought by the Hicksville Water District against multiple defendants.  The matter, Hicksville Water District v. Alsy Manufacturing, Inc., is pending in the Supreme Court of the State of New York, County of Nassau.  As with two other previously reported cases pending in the United States District Court for the Eastern District of New York, the newest case contains claims for recovery of response costs under CERCLA, and alleges that a predecessor’s manufacturing operations in the Site, between 1960 and 1993, impacted groundwater beneath and downgradient of the Site.  VGSI is vigorously contesting plaintiff’s claims and will aggressively prosecute its affirmative claims.

On August 31, 2023, Vishay was notified by the U.S. Environmental Protection Agency ("EPA") of potential violations of the Resource Conservation and Recovery Act and the Solid Waste Disposal Act.  The alleged violations relate to the handling, storage, inspection, and labeling of hazardous waste at Vishay's facility located in Columbus, Nebraska.  Vishay has reached an agreement with the EPA, subject to execution of and finalization of the Consent Agreement, including the filing and ratification of the Consent Agreement, including the filing and ratification of the Consent Agreement by the Regional Hearing Clerk for EPA, Region 7, to settle this matter for a civil penalty of $387,000 and committing to submit quarterly compliance reports to the EPA for one year.  Vishay admits no violation of any law or regulation under the agreement.  The Company does not expect the matter or its settlement as proposed to have a material effect on its financial condition or results of operations.

Item 4. MINE SAFETY DISCLOSURES
None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information regarding our executive officers as of February 16, 2024:
Name	Age	Positions Held
Marc Zandman*	62	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Joel Smejkal*	57	Chief Executive Officer, President, and Director
Lori Lipcaman	66	Executive Vice President and Chief Financial Officer
Jeff Webster	53	Executive Vice President - Chief Operating Officer
Roy Shoshani	50	Executive Vice President - Chief Technical Officer
Peter Henrici	68	Executive Vice President - Corporate Development
Michael O'Sullivan	49	Executive Vice President - Chief Administrative and Legal Officer
* Member of the Executive Committee of the Board of Directors.
Marc Zandman was appointed Executive Chairman of the Board and Chief Business Development Officer effective June 5, 2011. Mr. Zandman has served as a Director of Vishay since 2001 and President of Vishay Israel Ltd. since 1998. Mr. Zandman previously was Vice Chairman of the Board from 2003 to June 2011, and Chief Administration Officer from 2007 to June 2011. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with Vishay since 1984. He is the son of the late Dr. Felix Zandman, Vishay’s Founder. Mr. Zandman controls, on a shared basis with Ruta Zandman and Ziv Shoshani, approximately 35.0% of the total voting power of our capital stock as of December 31, 2023.  He also serves on the Board of Directors of Vishay Precision Group, Inc., an independent, publicly-traded company spun-off from Vishay Intertechnology in 2010 (including as non-executive Chair from 2010 - 2022).
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

Michael O'Sullivan was appointed Executive Vice President - Chief Administrative and Legal Officer effective January 1, 2024.  Mr. O’Sullivan previously served as Corporate General Counsel since joining the Company in 2012.  In July 2016, Mr. O'Sullivan was appointed Regional Country Manager - The Americas.  Prior to joining Vishay, Mr. O'Sullivan worked as an in-house corporate attorney for a subsidiary of Koch Industries, Inc., and in private practice at DLA Piper.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 14, 2024. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

	Common stock price range				Dividends declared
	2023		2022		per share
	High	Low	High	Low	2023	2022
Fourth quarter	$25.22	$21.15	$23.39	$17.63	$0.10	$0.10
Third quarter	$30.10	$24.03	$21.58	$16.73	$0.10	$0.10
Second quarter	$29.66	$20.57	$20.91	$17.13	$0.10	$0.10
First quarter	$24.48	$20.51	$22.71	$17.58	$0.10	$0.10

At February 14, 2024, we had outstanding 12,097,148 shares of Class B common stock, par value $.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors) approximately 89.7% of our Class B common stock and 44.0% of the total voting power of our capital stock as of December 31, 2023.

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  The Stockholder Return Policy calls for us to return a prescribed amount of cash flows on an annual basis. We intend to return such amounts directly, in the form of dividends, or indirectly, in the form of stock repurchases.  We paid $55.6 million of dividends to stockholders and repurchased $78.7 million of our stock pursuant to the Stockholder Return Policy in 2023.

To enable the operation of the Stockholder Return Policy, Vishay's Board of Directors approves the repurchase of a stated number of shares of common stock from time-to-time.  As of September 30, 2023, approximately 1.3 million shares remained from the previous repurchase authorization of 6.0 million shares.  On November 28, 2023, Vishay's Board of Directors approved the repurchase of an additional 2.5 million shares of common stock, to enable the operation of the Stockholder Return Policy for the foreseeable future.

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 1 - October 28	254,985	$23.92	254,985	$6,099,333	1,023,839
October 29 - November 25	309,914	22.63	309,914	7,013,513	713,925
November 26 - December 31	336,540	23.50	336,540	7,910,080	2,877,385
Total	901,439	$23.32	901,439	$21,022,926	2,877,385

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and the Philadelphia Semiconductor Index. The line graph assumes that $100 had been invested at December 31, 2018 and assumes that all dividends were reinvested.

	Base	Years Ending December 31,
	Period
Company Name / Index	2018	2019	2020	2021	2022	2023

Vishay Intertechnology, Inc.	100	120.66	120.03	128.98	129.84	146.67
S&P 500 Index	100	131.49	155.68	200.37	164.08	207.21
S&P MidCap 400 Index	100	126.20	143.44	178.95	155.58	181.15
Philadelphia Semiconductor Index	100	163.26	250.87	358.37	233.37	389.74

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

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while maintaining a prudent capital structure.  To drive growth and optimize stockholder value, we plan to capitalize on the mega trends of e-mobility, sustainability, and connectivity through initiatives.  We are developing go-to-market strategies and investing in and expanding the key product lines for growth that we have identified.  We have increased our capacity internally by investing approximately $329 million in 2023 and plan to invest approximately $1.2 billion in total from 2023 - 2025 primarily for capital expansion projects outside of China.  In addition, we are strategically expanding our outsourced production of commodity products to subcontractors.  At the same time, we are enhancing our channel management while investing in internal resources by adding customer-facing engineers and filling gaps in technology and market coverage.  Taken together, each of these initiatives supports our Think Customer First organizational culture.

On November 8, 2023, we and Nexperia BV announced that we have entered into an agreement whereby we will acquire Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for approximately $177 million in cash, subject to customary post-closing adjustments.  The closing of the transaction is subject to U.K. government review and customary closing conditions, and is expected to occur in the first quarter of 2024.

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

On May 8, 2023, we amended and restated our $750 million revolving credit agreement, which replaced our credit agreement that was scheduled to mature in June 2024.  The amendment and restatement extended the maturity date of the revolving credit agreement until May 8, 2028, replaced the previous total leverage ratio used for financial covenant compliance measurement with a net leverage ratio, and replaced the LIBOR-based interest rate and related LIBOR-based mechanics applicable to U.S. dollar borrowings under the revolving credit agreement with an interest rate based on the Secured Overnight Financing Rate ("SOFR") (including a customary spread adjustment) and related SOFR-based mechanics.  The maturity date of the credit facility will accelerate if within ninety-one days prior to the maturity of our convertible senior notes due 2025, the outstanding principal amount of such notes exceeds a defined liquidity measure as set forth in the credit facility.  The repurchase of $370.2 million principal amount of convertible senior notes due 2025 in September 2023 substantially reduces the risk of maturity date acceleration.  Other terms and conditions are substantially unchanged.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  In this volatile economic environment, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We will react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  We believe we have sufficient liquidity to withstand temporary disruptions in the economic environment.  See additional information regarding our competitive strengths and key challenges as disclosed in Part I.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics decreased in the fourth fiscal quarter of 2023 primarily due to the negative impacts of an on-going distributor inventory correction that resulted in lower orders.  Net revenues and margins decreased versus the prior year period primarily due to lower volume.

Net revenues for the year ended December 31, 2023 were $3.402 billion, compared to net revenues of $3.497 billion and $3.240 billion for the years ended December 31, 2022 and 2021, respectively.  Net earnings attributable to Vishay stockholders for the year ended December 31, 2023 were $323.8 million, or $2.31 per diluted share, compared to $428.8 million, or $2.98 per diluted share, and $298.0 million, or $2.05 per share, for the years ended December 31, 2022 and 2021, respectively.

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

Net earnings attributable to Vishay stockholders for the years ended December 31, 2023, 2022, and 2021 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2023	2022	2021

GAAP net earnings attributable to Vishay stockholders	$323,820	$428,810	$297,970

Reconciling items affecting gross profit:
Impact of COVID-19 pandemic	$-	$6,661	$-

Other reconciling items affecting operating income:
Impact of COVID-19 pandemic	$-	$546	$-

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	$18,874	$-	$-

Reconciling items affecting tax expense (benefit):
Effects of changes in uncertain tax positions	$-	$(5,941)	$-
Effects of changes in valuation allowances	-	(33,669)	(5,714)
Effect of change in indefinite reversal assertion	-	59,642	-
Change in tax laws and regulations	-	-	45,040
Tax effects of pre-tax items above	(498)	(1,802)	-
Adjusted net earnings	$342,196	$454,247	$337,296

Adjusted weighted average diluted shares outstanding	140,246	143,915	145,495

Adjusted earnings per diluted share	$2.44	$3.16	$2.32

The following table reconciles gross profit by segment to consolidated gross profit. Direct costs of the COVID-19 pandemic are not allocated to the segments as the chief operating decision maker's evaluation of segment performance does not include these costs (in thousands):

	Years ended December 31,
	2023	2022	2021

MOSFETS	$259,386	$274,498	$189,959
Diodes	175,621	198,105	168,365
Optoelectronic Components	62,226	102,787	100,737
Resistors	238,428	262,072	215,853
Inductors	112,414	104,349	107,358
Capacitors	126,418	123,839	105,641
Unallocated gross profit (loss)	-	(6,661)	-
Gross profit	$974,493	$1,058,989	$887,913

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash is presented as a line item on the face of our consolidated statements of cash flows prepared in accordance with GAAP.  Our free cash results are as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Net cash provided by continuing operating activities	$365,703	$484,288	$457,104
Proceeds from sale of property and equipment	1,156	1,198	1,317
Less: Capital expenditures	(329,410)	(325,308)	(218,372)
Free cash	$37,449	$160,178	$240,049

Orders are lower due to a distributor inventory correction that began in the fourth fiscal quarter of 2022 and continued throughout 2023.  Our results for 2023 remained strong, although weaker than our 2022 results.

Our free cash results were significantly impacted by the installment payments of the U.S. transition tax of $27.7 million in 2023 and $14.8 million in 2022 and 2021, respectively, and $63.6 million and $25.2 million of payments of foreign, withholding, and claw-back cash taxes on foreign earnings for the $276.8 million and $81.2 million (net of taxes) that were repatriated to the U.S. in 2023 and 2022, respectively.

Growth and Company Transformation Initiatives

Effective January 1, 2023, a new executive leadership team, promoted from within, embarked on a new era at Vishay.  The new executive management team laid out a three-year plan to expand capacity to support our highest growth and highest return product lines and to position Vishay to be ready for the next phase of megatrends in e-mobility, sustainability, and connectivity.  The year 2023 is generally seen as the staging year for this plan, and all elements of the plan are progressing throughout the organization.  In 2024, we expect to advance many of these initiatives and begin to have increased manufacturing capacity available.  Beginning in late 2024 and into 2025, we expect to be in a better position to capture the next step in the growing demand for electrification in our key end-markets.

To focus this growth, we have identified product lines for growth across each reportable segment   Most of these product lines serve multiple end-market segments, applications, and business channels.   We have developed go-to market strategies for each one of these product lines, concentrating our resources on improving the technical performance of non-commodity and custom products, to better position Vishay to support the mega trends toward electrification and data communications.

To be ready for this next phase of growth, we intend to invest a total of about $1.2 billion between 2023 and 2025.   These projects include our new power inductor site in Mexico; a resistor manufacturing expansion in Mexico; expanded 8" diode manufacturing in Taiwan and Turin, Italy; and the new MOSFET 12” fab in Itzehoe, Germany.   Our plan was to invest approximately $385 million in 2023; however, capital spending for 2023 came in at $329 million due to some delays in delivery and installing equipment.  We intend to carry over the remaining $56 million into 2024.

We have also expanded our external capacity, engaging in developing partnerships with subcontractors to outsource some commodity products and create incremental capacity for our higher growth and higher return products.  Each reportable segment is evaluating subcontractors, including supporting front-end capacities for our semiconductor segments.

By growing capacity and capabilities, we are also enhancing our ability to support all the business channels of OEM, distribution, and EMS, while maximizing the profitability of each one through a focus on higher margin customers.

At the same time, we are focusing on increasing our technical resources, adding additional customer-facing engineers, and intensifying our activities in R&D.  We have seen and will continue to see an increase in operating expenses over the next couple of years as we add these engineering talents, fill gaps in our technology, and become a preferred supplier to more customers and more broadly sell our product portfolio.  This includes investments in technology, including enhanced Customer Relationship Management and planning tools, to improve our operational excellence.

The acquisition of MaxPower and its silicon carbide technology in 2022 is an illustration of this increased investment.  During the fourth fiscal quarter, we released our 1,200-volt silicon carbide ("SiC") planar MOSFETs.  We are planning to have the SiC package types for three different resistance and current capabilities available during the first half of 2024.  In parallel, we continue to advance the development of the 1,200-volt dual-trench technology, the 1,700-volt planar technology, and the 650-volt planar technology.  We plan to utilize our pending acquisition of the Newport wafer fab as the home for MaxPower to further develop and scale our SiC capabilities.

Another area of focus is our introduction of solution selling, speaking to customer engineers about applications and the performance improvement that Vishay components can bring, from  the full array of our portfolio.  Customer engineers look for suppliers who can provide solutions to advance their technologies.  Vishay’s semiconductors and passive components can populate greater than 80% of the components on the circuit board in many applications.

All of this is being done as we implement organizational and structural change at Vishay, focused on a “Think Customer First” philosophy, and becoming a more responsive company.  We are fostering collaboration internally and externally, particularly in the functions connected to customer programs.   To facilitate that change internally, we re-designed our short- and long-term incentive plans to align the performance of about 1,000 key employees with Company growth and profitability objectives and stockholder interests.  The equity-based plan was approved by our stockholders at our 2023 annual meeting.

These initiatives are the foundation for our ambitions to unleash the potential at Vishay, realizing the full value of our broad product portfolio and becoming a customer-first company, and for our goals of driving top line growth, expanding margins and optimizing returns.
.

Stockholder Return Policy

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.

The following table summarizes activity pursuant to this policy (in thousands):

	Years ended
	December 31, 2023	December 31, 2022
Dividends paid to stockholders	$55,626	$57,187
Stock repurchases	78,684	82,972
Total	$134,310	$140,159

During the fourth quarters of 2022 and 2021, we determined that substantially all unremitted foreign earnings in Germany and Israel, respectively, are no longer indefinitely reinvested.  The changes in these indefinite reinvestment assertions will provide greater access to our worldwide cash balances to fund our growth plan and our Stockholder Return Policy, but also increased our effective tax rate.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2022 through the fourth fiscal quarter of 2023 (dollars in thousands):

	4th Quarter 2022	1st Quarter 2023	2nd Quarter 2023	3rd Quarter 2023	4th Quarter 2023

Net revenues	$855,298	$871,046	$892,110	$853,653	$785,236

Gross profit margin	29.1%	32.0%	28.9%	27.8%	25.6%

Operating margin	15.8%	18.2%	15.1%	13.5%	9.9%

End-of-period backlog	$2,292,700	$2,169,400	$1,895,100	$1,552,400	$1,381,800

Book-to-bill ratio	0.94	0.84	0.69	0.63	0.75

Inventory turnover	3.9	3.7	3.9	3.7	3.6

Change in ASP vs. prior quarter	0.6%	1.2%	(0.7)%	(0.8)%	(0.7)%
_______________

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin by segment.

Revenues decreased versus the fourth fiscal quarter of 2022 and versus the prior fiscal quarter primarily due to lower sales volume.  The book-to-bill ratio and backlog were negatively impacted by the distributor inventory correction that began in 2022 and continued through 2023.  We continue to increase manufacturing capacity for critical product lines.  Average selling prices decreased versus the fourth fiscal quarter of 2022 and prior fiscal quarter.

Gross profit margin decreased versus the prior fiscal quarter and prior year quarter primarily due to lower volume.

The book-to-bill ratio in the fourth fiscal quarter of 2023 increased to 0.75 versus 0.63 in the third fiscal quarter of 2023.

Financial Metrics by Segment
The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2022 through the fourth fiscal quarter of 2023 (dollars in thousands):
	4th Quarter 2022	1st Quarter 2023	2nd Quarter 2023	3rd Quarter 2023	4th Quarter 2023
MOSFETs
Net revenues	$206,005	$198,181	$207,388	$205,027	$168,158

Book-to-bill ratio	1.15	0.95	0.68	0.50	0.62

Gross profit margin	37.5%	36.8%	34.7%	33.5%	27.3%

Segment operating margin	30.9%	29.3%	27.4%	25.7%	16.8%

Diodes
Net revenues	$181,791	$175,693	$174,735	$176,788	$163,324

Book-to-bill ratio	0.88	0.71	0.54	0.58	0.61

Gross profit margin	23.4%	27.4%	23.4%	26.7%	24.1%

Segment operating margin	19.9%	24.3%	20.1%	23.5%	20.9%

Optoelectronic Components
Net revenues	$63,985	$60,403	$64,449	$64,441	$53,853

Book-to-bill ratio	0.78	0.72	0.70	0.57	0.59

Gross profit margin	28.1%	36.3%	24.2%	28.1%	12.1%

Segment operating margin	20.1%	28.6%	16.7%	20.3%	3.4%

Resistors
Net revenues	$205,161	$223,140	$222,433	$199,877	$198,022

Book-to-bill ratio	0.85	0.88	0.74	0.65	0.82

Gross profit margin	28.3%	33.2%	29.1%	24.6%	25.6%

Segment operating margin	25.3%	29.9%	25.8%	20.9%	22.0%

Inductors
Net revenues	$75,198	$80,338	$89,239	$89,947	$87,868

Book-to-bill ratio	0.83	1.04	0.84	0.85	0.91

Gross profit margin	32.1%	29.5%	34.5%	31.7%	33.4%

Segment operating margin	28.9%	26.1%	30.9%	27.9%	29.6%

Capacitors
Net revenues	$123,158	$133,291	$133,866	$117,573	$114,011

Book-to-bill ratio	0.99	0.70	0.70	0.75	0.95

Gross profit margin	23.7%	28.5%	25.1%	22.1%	25.3%

Segment operating margin	19.9%	24.8%	21.0%	17.5%	20.4%
_________

Acquisition Activity

As part of its growth strategy, the Company seeks to expand through targeted acquisitions of other manufacturers of electronic components.  These acquisition targets include businesses that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.  It also includes certain businesses that possess technologies which the Company expects to further develop and commercialize, such as MaxPower Semiconductor, Inc. ("MaxPower"), acquired in 2022, and key niche suppliers to vertically integrate our supply chain, such as Centerline Technologies, LLC, acquired in 2023.  To limit our financial exposure, we have implemented a policy not to pursue acquisitions if our post-acquisition debt would exceed 2.5x our pro forma earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  For these purposes, we calculate pro forma EBITDA as the adjusted EBITDA of Vishay and the target for Vishay’s four preceding fiscal quarters, with a pro forma adjustment for savings which management estimates would have been achieved had the target been acquired by Vishay at the beginning of the four fiscal quarter period.

On November 8, 2023, we and Nexperia BV announced that we have entered into an agreement whereby we will acquire Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for approximately $177 million in cash, subject to customary post-closing adjustments.  The closing of the transaction is subject to U.K. government review and customary closing conditions, and is expected to occur in the first quarter of 2024.

On October 28, 2022, we acquired MaxPower, a San Jose, California-based fabless power semiconductor provider dedicated to delivering innovative and cost-effective technologies that optimize power management solutions.  MaxPower's proprietary device structures and process techniques provide leading edge silicon and SiC MOSFET products.  Its SiC product development targets automotive and industrial applications.  We paid cash of $50.0 million, net of cash acquired, at closing.  The transaction also included possible contingent payments of up to $57.5 million, which would be payable upon the achievement of certain technology milestones, upon favorable resolution of certain technology licensing matters with a third party, and upon the disposition of MaxPower's investment in an equity affiliate.  One of the contingencies was resolved in the fourth fiscal quarter of 2023, which resulted in no additional payments to the former employees and stockholders of MaxPower.  Significant developments occurred in another of the contingencies in January 2024.  Our estimate of the maximum possible contingent payments is $17.5 million.  MaxPower is included in our MOSFETs segment.  The inclusion of this acquisition did not have a material impact on the Company's consolidated results for the years ended December 31, 2023 and 2022.

There is no assurance that we will be able to close the transaction for the Nexperia wafer fabrication facility, or identify and acquire additional suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

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

Our cost management strategy also includes a focus on controlling fixed costs recorded as costs of products sold or selling, general, and administrative expenses and maintaining our break-even point (adjusted for acquisitions).  We generally seek to limit increases in selling, general, and administrative expenses to the rate of inflation, excluding foreign currency exchange effects and substantially independent of sales volume changes. At constant fixed costs, we would expect each $1 million increase in revenues to increase our operating income by approximately $450,000 to $470,000.  Sudden changes in the business conditions, however, may not allow us to quickly adapt our manufacturing capacity and cost structure.

During 2023, we implemented the Vishay Intertechnology, Inc. 2023 Long-Term Incentive Plan (the "2023 Plan") to enable us to recruit and retain highly qualified employees, directors, consultants and other service providers, provide them with an incentive for productivity, and create an opportunity for them to share in the growth and value of the Company.  The 2023 Plan is the first broad-based stock compensation program at Vishay in over 20 years.  This program increased operating expenses by $8.8 million in 2023 and is expected to increase operating expenses by between $7 million and $10 million in 2024 versus 2023.  Management believes such additional non-cash costs will enhance the long-term performance of the Company by providing selected participants with an incentive to improve the growth and profitability of the Company.

Also beginning in 2023, we made and are making significant investments in capital expenditures primarily for capital expansion projects outside of China, which will increase depreciation expense.  At the same time, we are focusing on increasing our technical resources, adding additional customer-facing engineers, and intensifying our activities in R&D.  We have seen and expect to continue to see an increase in operating expenses over the next couple of years as we add these engineering talents, fill gaps in our technology, and become a preferred supplier to more customers and more broadly sell our product portfolio.  Management believes such additional costs will enhance our long-term performance by accelerating our growth.

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

We do not anticipate any material restructuring activities in 2024.  However, a worsening business environment for the electronics industry or a significant economic downturn may require us to implement additional restructuring initiatives.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar was weaker during 2023 versus 2022, but stronger during 2022 versus 2021, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses in 2023 versus 2022, but decreasing reported revenues and expenses in 2022 versus 2021.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense have been favorably impacted for the year ended December 31, 2023 compared to 2022 and for the year ended December 31, 2022 compared to 2021 by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

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

We recognize the estimated variable consideration to be received as revenue and record a related accrued expense for the consideration not expected to be received, based upon an estimate of product returns, scrap allowances, "stock, ship and debit" credits, and price protection credits that will be attributable to sales recorded through the end of the period.  We make these estimates based upon sales levels to our customers during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs. We utilize a number of different methodologies and consider several factors when estimating the accruals.  Some of the factors that we consider are sales levels to customers during the relevant period, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. These procedures require the exercise of significant judgments.  We believe that we have a reasonable basis to estimate future credits under the programs.

See Notes 1 and 9 to our consolidated financial statements for further information.

Inventories

We value our inventories at the lower of cost or net realizable value, with cost determined under the first-in, first-out method. The valuation of our inventories requires our management to make market estimates.  For work in process goods, we are required to estimate the cost to completion of the products and the prices at which we will be able to sell the products.  For finished goods, we must assess the prices at which we believe the inventory can be sold. Inventories are also adjusted for estimated obsolescence and written down to net realizable value based on age of the inventory and upon estimates of future demand, technology developments, and market conditions.

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

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). At December 31, 2023, our U.S. plans include various non-qualified plans.  The table below summarizes information about our pension and other postretirement benefit plans.  This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. non-qualified pension plans	$30,691	$-	$(30,691)	$21,540	$(9,151)	$(522)
German pension plans	132,627	-	(132,627)	4,115	(128,512)	17,261
Taiwanese pension plans	43,385	35,826	(7,559)	-	(7,559)	5,198
Other pension plans	34,771	27,461	(7,310)	-	(7,310)	2,432
OPEB plans	11,823	-	(11,823)	-	(11,823)	(39)
Other retirement obligations	11,087	-	(11,087)	-	(11,087)	-
	$264,384	$63,287	$(201,097)	$25,655	$(175,442)	$24,330

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

During 2023, certain tax examinations were concluded and certain statutes of limitations lapsed.  Our tax provision for those years includes adjustments related to the resolution of these matters.  We settled an examination of our U.S. federal income tax returns for the periods ended December 31, 2017 through 2019.  Our federal income tax returns for subsequent years remain subject to examination.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions: Israel (2021), Germany (2017 through 2021), India (2004 through 2021), and Philippines (2017 through 2022).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

See Notes 1 and 5 to consolidated financial statements for additional information.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2023	2022	2021

Costs of products sold	71.4%	69.7%	72.6%
Gross profit	28.6%	30.3%	27.4%
Selling, general, and administrative expenses	14.4%	12.7%	13.0%
Operating income	14.3%	17.6%	14.4%
Income before taxes and noncontrolling interest	13.7%	17.0%	13.4%
Net earnings attributable to Vishay stockholders	9.5%	12.3%	9.2%
________
Effective tax rate	30.4%	27.5%	31.2%

Net Revenues

Net revenues were as follows (dollars in thousands):

	2023	2022	2021

Net revenues	$3,402,045	$3,497,401	$3,240,487
Change versus prior year	$(95,356)	$256,914
Percentage change versus prior year	(2.7)%	7.9%

Changes in net revenues were attributable to the following:

	2023 vs. 2022	2022 vs. 2021

Change attributable to:
Change in volume	(5.2)%	4.3%
Increase in average selling prices	1.7%	7.2%
Foreign currency effects	0.7%	(4.0)%
Acquisitions	0.2%	0.4%
Other	(0.1)%	0.0%
Net change	(2.7)%	7.9%

Despite the inventory correction that we are experiencing, the long-term prospects for our business remain favorable, and we continue to increase manufacturing capacities for critical product lines.  The decrease in net revenues in 2023 is primarily sales volume-driven, partially offset by increased average selling prices.  The increase in net revenues in 2022 was primarily due to increased sales volume and average selling prices.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2023 were 28.6%, as compared to 30.3% for the year ended December 31, 2022.  The decrease in gross profit margin is primarily due to decreased sales volume.  Higher labor, materials, and utilities costs also negatively impacted the gross profit margin.

Segments

Analysis of revenues and margins for our segments is provided below.  Direct costs of the COVID-19 pandemic are not allocated to the segments.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2023	2022	2021

Net revenues	$778,754	$762,260	$667,998
Change versus comparable prior year period	$16,494	$94,262
Percentage change versus comparable prior year period	2.2%	14.1%

Changes in MOSFETs segment net revenues were attributable to the following:

	2023 vs. 2022	2022 vs. 2021

Change attributable to:
Change in volume	(1.8)%	4.1%
Increase in average selling prices	2.3%	11.8%
Foreign currency effects	0.5%	(2.4)%
Acquisition	1.0%	0.1%
Other	0.2%	0.5%
Net change	2.2%	14.1%

Gross profit margins and segment operating margins for the MOSFETs segment were as follows:

	Years ended December 31,
	2023	2022	2021

Gross profit margin	33.3%	36.0%	28.4%
Segment operating margin	25.1%	30.0%	22.3%

Net revenues of the MOSFETs segment increased slightly in 2023 versus the prior year.  The increase is primarily due to increased sales to automotive, power supply, and industrial end market customers in the Europe region, partially offset decreased sales to customers in the Americas and Asia regions.

The gross profit margin in 2023 decreased versus the prior year primarily due to higher utilities, labor, and repair and maintenance costs.

The segment operating margin decreased versus the prior year primarily due to decreased gross profit.  Increased segment SG&A expenses primarily due to acquisition-related expenses also contributed to the decrease.

Average selling prices increased versus the prior year.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We have begun building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, which we expect will increase our in-house wafer capacity by approximately 70% within 2-3 years and allow us to balance our in-house and foundry wafer supply.

We acquired leading edge silicon and silicon carbide MOSFETs products with our acquisition of MaxPower in the fourth fiscal quarter of 2022.  Our pending acquisition of Nexperia's Newport fab is expected to enhance the manufacturing capacity and capabilities of our MOSFETs segment.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2023	2022	2021

Net revenues	$690,540	$765,220	$709,416
Change versus comparable prior year period	$(74,680)	$55,804
Percentage change versus comparable prior year period	(9.8)%	7.9%

Changes in Diodes segment net revenues were attributable to the following:

	2023 vs. 2022	2022 vs. 2021

Change attributable to:
Change in volume	(11.0)%	1.8%
Increase in average selling prices	1.0%	9.7%
Foreign currency effects	0.4%	(3.7)%
Other	(0.2)%	0.1%
Net change	(9.8)%	7.9%

Gross profit margins and segment operating margins for the Diodes segment were as follows:

	Years ended December 31,
	2023	2022	2021

Gross profit margin	25.4%	25.9%	23.7%
Segment operating margin	22.2%	23.1%	20.6%

Net revenues of the Diodes segment decreased significantly in 2023.  The decrease is primarily due to decreased sales to distribution and EMS customers, power supply end market customers, and customers in the Americas and Asia regions, partially offset by increased sales to automotive end market customers.

Gross profit margin decreased versus the prior year primarily due to lower sales volume and higher materials, labor, and fixed costs, partially offset by higher average selling prices.

Segment operating margin decreased versus the prior year primarily due to decreased gross profit.

Average selling prices increased versus the prior year.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2023	2022	2021

Net revenues	$243,146	$296,384	$302,714
Change versus comparable prior year period	$(53,238)	$(6,330)
Percentage change versus comparable prior year period	(18.0)%	(2.1)%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2023 vs. 2022	2022 vs. 2021

Change attributable to:
Decrease in volume	(19.2)%	(3.6)%
Increase in average selling prices	0.5%	6.7%
Foreign currency effects	0.9%	(4.7)%
Other	(0.2)%	(0.5)%
Net change	(18.0)%	(2.1)%

Gross profit margins and segment operating margins for the Optoelectronic Components segment were as follows:

	Years ended December 31,
	2023	2022	2021

Gross profit margin	25.6%	34.7%	33.3%
Segment operating margin	17.7%	28.8%	27.2%

Net revenues of the Optoelectronic Components segment decreased significantly versus the prior year.  The decrease was primarily due to general consumer weakness that impacted many of the products we sell.  The result was decreased sales to distribution customers and customers in all regions.  We expect long-term growth for this segment.

The gross profit margin decreased versus the prior year.  The decrease is primarily due to lower sales volume, higher materials, services, labor, and utilities costs, and inventory and higher depreciation expense.

The segment operating margin decreased primarily due to the decrease in gross profit.

Average selling prices increased versus the prior year.

We are now using our recently modernized and expanded wafer fab in Heilbronn, Germany.

Resistors

Net revenues of the Resistors segment were as follows (dollars in thousands):

	Years ended December 31,
	2023	2022	2021

Net revenues	$843,472	$832,806	$752,554
Change versus comparable prior year period	$10,666	$80,252
Percentage change versus comparable prior year period	1.3%	10.7%

Changes in Resistors segment net revenues were attributable to the following:

	2023 vs. 2022	2022 vs. 2021

Change attributable to:
Change in volume	(1.4)%	10.4%
Increase in average selling prices	1.8%	4.6%
Foreign currency effects	1.0%	(5.6)%
Acquisitions	0.0%	1.5%
Other	(0.1)%	(0.2)%
Net change	1.3%	10.7%

Gross profit margins and segment operating margins for the Resistors segment were as follows:

	Years ended December 31,
	2023	2022	2021

Gross profit margin	28.3%	31.5%	28.7%
Segment operating margin	24.8%	28.2%	25.4%

Net revenues of the Resistors segment increased slightly versus the prior year.  The increase was primarily due to increased sales to military and aerospace, automotive, and industrial end market customers and customers in the Europe region, partially offset by decreased sales to distribution customers.

The gross profit margin decreased versus the prior year.  The decrease is due to lower sales volume, higher labor and materials costs, and other inflationary impacts, partially offset by increased average selling prices, lower metals and logistics costs, and favorable exchange rate impacts.

Segment operating margin decreased versus the prior year.  The decrease is primarily due to decreased gross profit.

Average selling prices increased versus the prior year.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses.

Inductors

Net revenues of the Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2023	2022	2021

Net revenues	$347,392	$331,086	$335,638
Change versus comparable prior year period	$16,306	$(4,552)
Percentage change versus comparable prior year period	4.9%	(1.4)%

Changes in Inductors segment net revenues were attributable to the following:

	2023 vs. 2022	2022 vs. 2021

Change attributable to:
Change in volume	2.4%	(0.8)%
Increase in average selling prices	1.9%	1.2%
Foreign currency effects	0.5%	(1.8)%
Other	0.1%	0.0%
Net change	4.9%	(1.4)%

Gross profit margins and segment operating margins for the Inductors segment were as follows:

	Years ended December 31,
	2023	2022	2021

Gross profit margin	32.4%	31.5%	32.0%
Segment operating margin	28.7%	28.2%	29.0%

Net revenues of the Inductors segment increased moderately versus the prior year.  The increase is primarily due to increased sales to EMS customers, medical, automotive, and military and aerospace end market customers, and customers in the Americas and Europe regions, partially offset by decreased sales to distribution customers, industrial and telecommunications end market customers, and customers in the Asia region.

The gross profit margin increased versus the prior year.  The increase is primarily due to increased average selling prices, higher sales volume, lower logistics and metals prices, and positive foreign currency impacts, partially offset by higher labor and materials costs, other inflationary impacts, and start-up costs of a new manufacturing facility.

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

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2023	2022	2021

Net revenues	$498,741	$509,645	$472,167
Change versus comparable prior year period	$(10,904)	$37,478
Percentage change versus comparable prior year period	(2.1)%	7.9%

Changes in Capacitors segment net revenues were attributable to the following:

	2023 vs. 2022	2022 vs. 2021

Change attributable to:
Change in volume	(5.1)%	8.0%
Increase in average selling prices	2.2%	5.6%
Foreign currency effects	0.9%	(5.5)%
Other	(0.1)%	(0.2)%
Net change	(2.1)%	7.9%

Gross profit margins and segment operating margins for the Capacitors segment were as follows:

	Years ended December 31,
	2023	2022	2021

Gross profit margin	25.3%	24.3%	22.4%
Segment operating margin	21.1%	20.6%	18.1%

Net revenues of the Capacitors segment decreased slightly versus the prior year.  The decrease is primarily due to decreased sales to distribution and EMS customers and customers in the Americas and Asia regions, partially offset by increased sales to industrial end market customers.

The gross profit margin increased versus the prior year.  The increase is due to increased average selling prices, positive impact of product mix, positive foreign currency impacts, and lower metals, freight, and utility costs, partially offset by lower sales volume and higher labor and tantalum costs.

Segment operating margin increased versus the prior year.  The increase is primarily due to increased gross profit.

Average selling prices have increased versus the prior year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2023	2022	2021

Total SG&A expenses	$488,349	$443,503	$420,111
as a percentage of sales	14.4%	12.7%	13.0%

SG&A expenses for the year ended December 31, 2023 increased versus the year ended December 31, 2022 due to general inflation and higher compensation costs, including the implementation of the 2023 Long-Term Incentive Plan in 2023.

Other Income (Expense)

2023 Compared to 2022

Interest expense for the year ended December 31, 2023 increased by $8.0 million versus the year ended December 31, 2022.  The increase is primarily due to higher interest rates and higher average balances outstanding on the revolving credit facility in 2023 prior to September 2023 when it was paid down to $0.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2023	2022	Change

Foreign exchange gain (loss)	$677	$5,690	$(5,013)
Interest income	31,353	7,560	23,793
Other components of net periodic pension expense	(8,730)	(11,090)	2,360
Investment income (loss)	1,347	(6,812)	8,159
Other	616	(200)	816
	$25,263	$(4,852)	$30,115

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

Income Taxes

For the years ended December 31, 2023, 2022, and 2021, the effective tax rates were 30.4%, 27.5%, and 31.2%, respectively.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, we expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.  Historically, the effective tax rates were generally less than the U.S. statutory rate of 35% primarily because of earnings in foreign jurisdictions.  Discrete tax items impacted our effective tax rate for each period presented.  These items were $20.0 million in 2022 and $39.3 million in 2021.

There were no unusual tax transactions that impacted the effective tax rate for the year ended December 31, 2023.

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

Financial Condition, Liquidity, and Capital Resources

Our financial condition as of December 31, 2023 continued to be strong.  Cash and short-term investments exceed our long-term debt balances, and we have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, to reduce debt levels, and to pay dividends and repurchase stock.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $365.7 million for the year ended December 31, 2023, as compared to cash flows provided by operations of $484.3 million for the year ended December 31, 2022.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the fourth fiscal quarter of 2022 through the fourth fiscal quarter of 2023:

	4th Quarter 2022	1st Quarter 2023	2nd Quarter 2023	3rd Quarter 2023	4th Quarter 2023
Days sales outstanding ("DSO") (a)	45	45	46	48	50
Days inventory outstanding ("DIO") (b)	93	98	94	96	101
Days payable outstanding ("DPO") (c)	(31)	(32)	(32)	(33)	(31)
Cash conversion cycle	107	111	108	111	120

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

Cash paid for property and equipment for the year ended December 31, 2023 was $329.4 million, as compared to $325.3 million for the year ended December 31, 2022.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  We expect to invest approximately $450 million in 2024 and approximately $1.2 billion from 2023 to 2025 primarily for capital expansion projects outside of China.

Free cash flow for the year ended December 31, 2023 decreased versus the year ended December 31, 2022 primarily due to decreased net earnings, increased transition and repatriation taxes paid, and a working capital increase.  We expect that free cash flow will be negatively impacted by the expected high level of capital expenditures for expansion in 2023 - 2025 after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) (in thousands):

	December 31, 2023	December 31, 2022

Credit facility	$-	$42,000
Convertible senior notes, due 2025	95,102	465,344
Convertible senior notes, due 2030	750,000	-
Deferred financing costs	(26,914)	(6,407)
Total debt	818,188	500,937

Cash and cash equivalents	972,719	610,825
Short-term investments	35,808	305,272

Net cash and short-term investments (debt)	$190,339	$415,160

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

The interest rates on our short-term investments vary by location.  Transactions related to these investments are classified as investing activities on our consolidated statements of cash flows.  We aligned the maturity dates of our cash equivalents and short-term investments in preparation of the planned cash repatriation that was completed in the fourth fiscal quarter of 2023, which resulted in a decrease in our short-term investment balance.

As of December 31, 2023, 65.5% of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  A U.S.-domiciled subsidiary is expected to be the acquiring entity of Nexperia's wafer fabrication facility and operations in Newport, South Wales, U.K. Our U.S. subsidiaries also have cash operating needs.  The recent distribution of earnings from Israel and Germany to the United States will be used to fund our Stockholder Return Policy and the Nexperia transaction.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, share repurchases pursuant to our Stockholder Return Policy, and our research and development and capital expenditure plans.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.

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

We had $42 million outstanding on our revolving credit facility at December 31, 2022 and no amounts outstanding at December 31, 2023.  We borrowed $501 million and repaid $543 million on the revolving credit facility during the year ended December 31, 2023.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $93.3 million and the highest amount outstanding on our revolving credit facility at a fiscal month end was $185 million during the year ended December 31, 2023.  We used $185 million of the net proceeds from the convertible senior notes due 2030 to repay amounts outstanding on the revolving credit facility in the third fiscal quarter of 2023.

The amendment and restatement of the facility replaced the leverage ratio used for compliance measurement with a net leverage ratio, reducing the measure of outstanding debt by up to $250 million of unrestricted cash.  Measurements prior to the amendment and restatement were based on a total leverage ratio.

Pursuant to the credit facility, the financial maintenance covenants include (a) an interest coverage ratio of not less than 2.00 to 1; and (b) a net leverage ratio of not more than 3.25 to 1 (and a pro forma ratio of 3.00 to 1 on the date of incurrence of additional debt). The computation of these ratios is prescribed in Article VI of the Credit Agreement between Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., which was filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed May 8, 2023.

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

We were in compliance with all financial covenants under the credit facility at December 31, 2023.  Our interest coverage ratio and net leverage ratio were 17.83 to 1 and 0.84 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and any amounts then outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior notes due 2025 and due 2030 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.  The maturity date of the amended and restated credit facility will accelerate if within ninety-one days prior to the maturity of our convertible senior notes due 2025, the outstanding principal amount of such notes exceeds a defined liquidity measure as set forth in the credit facility.  The repurchase of $370.2 million principal amount of convertible senior notes due 2025 in the third fiscal quarter of 2023 reduces the risk that the maturity date of the credit facility will accelerate.

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the revolving credit agreement are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 1.19 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 1.60% (including the applicable credit spread), and the undrawn commitment fee is 0.25% per annum.

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

In evaluating our liquidity and capital resources, we consider our outstanding commitments.  As of December 31, 2023 our commitments were as follows (in thousands):

		Payments due by period
	Total	2024	2025	2026	2027	2028	Thereafter

Long-term debt	$845,102	$-	$95,102	$-	$-	$-	$750,000
Interest payments on long-term debt	125,259	21,064	19,905	18,924	18,924	17,614	28,828
Operating leases	173,166	27,474	24,235	19,692	17,802	15,154	68,809
Letters of credit	1,422	-	-	-	-	1,422	-
Expected pension and postretirement plan funding	194,504	19,144	19,871	20,388	25,113	19,143	90,845
Estimated costs to complete construction in progress	156,900	135,600	19,900	1,400	-	-	-
Estimated costs to complete MOSFETs wafer fab	345,600	119,900	177,700	48,000	-	-	-
Remaining cost to acquire Newport wafer fab	168,250	168,250	-	-	-	-	-
TCJA transition tax	84,649	37,622	47,027	-	-	-	-
Uncertain tax positions	13,847	-	-	-	-	-	13,847
Purchase commitments	87,583	57,824	29,109	650	-	-	-
Other long-term liabilities	74,071	-	-	-	-	-	74,071
Total contractual cash obligations	$2,270,353	$586,878	$432,849	$109,054	$61,839	$53,333	$1,026,400

Commitments for long-term debt are based on the amount required to settle the obligation. Accordingly, the capitalized deferred financing costs associated with our convertible notes are excluded from the calculation of long-term debt commitments in the table above.

Commitments for interest payments on long-term debt are cash commitments based on the stated maturity dates of each agreement and include fees under our revolving credit facility, which expires on May 8, 2028.  Commitments for interest payments on long-term debt exclude non-cash interest expense related to the amortization of deferred financing costs.

Various factors could have a material effect on the amount of future principal and interest payments.  Principal and interest commitments associated with our convertible notes are based on the amounts outstanding as of December 31, 2023.  Additionally, interest commitments for our revolving credit facility are based on the rate prevailing at December 31, 2023, but actual rates are variable and are certain to change over time.

The TCJA imposed a one-time transition tax on deferred foreign earnings, payable in defined increments over eight years through 2025.

Estimated costs to complete the MOSFETs wafer fab include amounts that we are not contractually required to complete.

On November 8, 2023, Vishay and Nexperia BV announced that we have entered into an agreement whereby we will acquire Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for approximately $177.0 million in cash.  On November 8, 2023, we remitted $8.75 million to an escrow account as a deposit for this agreement.  The closing of the transaction is subject to U.K. government review and customary closing conditions, and is expected to occur in the first quarter of 2024.

Our consolidated balance sheet at December 31, 2023 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified all non-current uncertain tax positions as payments due thereafter, although actual timing of payments may be sooner.

Expected pension and postretirement plan funding is based on a projected schedule of benefit payments under the plans.

We maintain long-term arrangements with subcontractors, suppliers, and other business partners to ensure access to external capacity and supplies for certain products. The purchase commitments in the table above represent the estimated minimum commitments under these arrangements.  Our actual purchases in future periods are expected to be greater than these minimum commitments.

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2023.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due thereafter in the table above, although actual timing of payments may be sooner.

For a further discussion of our long-term debt, pensions and other postretirement benefits, leases, uncertain tax positions, and purchase commitments, see Notes 2, 4, 5, 6, 11, and 13 to our consolidated financial statements.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2023, 2022, and 2021 we did not have any outstanding interest rate swap or cap agreements.

The interest paid on our credit facilities is based on variable reference rates and an interest margin.  At December 31, 2023, we had no amounts outstanding under our revolving credit facilities. Future U.S. dollar borrowings under the revolving credit commitment will bear interest at SOFR plus 1.60%.

Our convertible debt instruments bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2023, we had $972.7 million of cash and cash equivalents and $35.8 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2023, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $3.6 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We have used forward exchange contracts to economically hedge a portion of these exposures in the past.  We had no outstanding forward contracts as of December 31, 2023.  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Our significant foreign subsidiaries are located in Germany, Israel, and Asia. We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel and most significant locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in Israel, the Czech Republic, and China because the percentage of expenses denominated in Israeli shekels, Czech koruna, and Chinese renminbi to total expenses is much greater than the percentage of sales denominated in Israeli shekels, Czech koruna, and Chinese renminbi to total sales.  Therefore, if the Israeli shekel, Czech koruna, and Chinese renminbi strengthen against all or most of our other major currencies, our operating profit is reduced.  Where possible, we maintain local currency denominated cash balances in these countries approximately equal to the local currency liabilities to naturally hedge our exposures.  We also have a slightly higher percentage of euro-denominated sales than expenses.  Therefore, when the euro strengthens against all or most of our other major currencies, our operating profit is slightly increased.  Accordingly, we monitor several important cross-rates.  Upon completion of the acquisition of Nexperia's Newport wafer fab, we anticipate greater exposure to British sterling, where costs incurred in British sterling are expected to exceed sales denominated in British sterling.  The acquisition price for Nexperia's Newport wafer fab is denominated in U.S. dollars.

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2023, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2023.  The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $15.3 million at December 31, 2023, although individual line items in our consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting.  Their report is set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vishay Intertechnology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 16, 2024

Item 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2023.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

 Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2023 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

4.5
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

10.3†
Amended and Restated Vishay Intertechnology, Inc. 2007 Stock Incentive Program (Including Restated Annex A – Israel).  Incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for the year ended December 31, 2022.

10.4†	Vishay Intertechnology, Inc. 2023 Long-Term Incentive Plan. Incorporated by reference to Annex A to our definitive proxy statement, dated April 4, 2023, for our 2023 Annual Meeting of Stockholders.
10.5†
Employment agreement, dated January 1, 2004, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.6†
Amendment to Employment Agreement, dated August 8, 2010, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.

10.7†
Amendment to Employment Agreement, dated August 28, 2011, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Dr. Gerald Paul. Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.

10.8†
Amendment to Employment Agreement, dated July 1, 2021, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), and Dr. Gerald Paul.  Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2021.

10.9†
Employment Agreement, dated January 1, 2004, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.

10.10†	Amendment to Employment Agreement, dated August 8, 2010, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.
10.11†	Amendment to Employment Agreement, dated August 30, 2011, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.
10.12†	Amendment to Employment Agreement, dated February 23, 2021, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.
10.13†
Amendment to Employment Agreement, dated July 14, 2022, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed July 18, 2022.

10.14†	Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed on February 16, 2018.
10.15†	Amendment to Employment Agreement between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal dated May 20, 2020. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.
10.16†	Second Amendment to Employment Agreement, dated February 23, 2021, between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.
10.17†	Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Dale Electronics LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed July 18, 2022.
10.18†
Employment Agreement, dated February 15, 2018, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on February 16, 2018.

10.19†
First Amendment to Employment Agreement, dated February 28, 2020, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed February 28, 2020.

10.20†
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

10.25†
Third Amendment to Terms and Conditions of Johan Vandoorn Employment Agreement, dated February 15, 2018.  Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed on February 16, 2018.

10.26†
Fourth Amendment to the Terms and Conditions of Johan Vandoorn Employment Agreement, dated February 23, 2021.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.27†
Transition Agreement, dated July 15, 2022, between Vishay Capacitors Belgium NV (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.) and Johan Vandoorn.  Incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2022.

10.28†
Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and David Valletta.  Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed on February 16, 2018.

10.29†
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

10.33†	Transition Agreement, dated July 15, 2022, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse. Incorporated by reference to Exhibit 10.10 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2022.
10.34†	Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster dated May 20, 2020. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.
10.35†	First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster. Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.
10.36†	Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeff Webster. Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed July 18, 2022.
10.37†
Employment Agreement, dated July 14, 2022, between Siliconix incorporated (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc. and Roy Shoshani.  Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed July 18, 2022.

10.38†
Employment Agreement between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock dated May 20, 2020.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.

10.39†
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock.  Incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.40†
Second Amendment to Employment Agreement, dated July 14, 2022, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock.  Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K, filed July 18, 2022.

10.41†
Second Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Intertechnology, Inc. and Peter Henrici.  Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K, filed July 18, 2022.

10.42†
Vishay Intertechnology, Inc. Key Employee Wealth Accumulation Plan (as amended and restated, effective January 1, 2017).  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 23, 2016.

10.43
Master Separation and Distribution Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010.

10.44
Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.45
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

10.54*
Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc. Incorporated by reference to Exhibit 10.13 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.55
Credit Agreement, dated as of June 5, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 5, 2019.

10.56
Amendment No. 1 to Credit Agreement, dated as of September 20, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2019.

10.57
Amendment and Restatement Agreement, dated as of May 8, 2023 among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed May 8, 2023.

10.58†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 in our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2023.
10.59†	Vishay Intertechnology, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.48 to our 2019 annual report on Form 10-K.
10.60†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.50 to our 2019 annual report on Form 10-K.
10.61†	Vishay Intertechnology, Inc. Non-Employee Director Compensation Plan. Incorporated by reference to Exhibit 10.44 to our 2020 annual report on Form 10-K.
10.62†	Form of Future Deferred Remuneration Arrangement of Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.). Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 28, 2021.
10.63	Form of Base Capped Call Confirmation. Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed September 12, 2023.
10.64	Form of Additional Capped Call Confirmation. Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K filed September 12, 2023.
10.66†**	Form of Phantom Stock Award Agreement.
10.67†**	Form of Non-Employee Director RSU Agreement.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
97.1**	Vishay Intertechnology, Inc. Dodd-Frank Clawback Policy
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2023, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104**	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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
February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Joel Smejkal	President, Chief Executive Officer,	February 16, 2024
Joel Smejkal	and Director

Principal Financial and Accounting Officer:

/s/ Lori Lipcaman	Executive Vice President and Chief	February 16, 2024
Lori Lipcaman	Financial Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 16, 2024
Marc Zandman	the Board of Directors

/s/ Renee B. Booth	Director	February 16, 2024
Dr. Renee B. Booth

/s/ Michael J. Cody	Director	February 16, 2024
Michael J. Cody

/s/ Michiko Kurahashi	Director	February 16, 2024
Dr. Michiko Kurahashi

/s/ Abraham Ludomirski	Director	February 16, 2024
Dr. Abraham Ludomirski

/s/ John Malvisi	Director	February 16, 2024
John Malvisi

/s/ Ziv Shoshani	Director	February 16, 2024
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 16, 2024
Timothy V. Talbert

/s/ Jeffrey H. Vanneste	Director	February 16, 2024
Jeffrey H. Vanneste

/s/ Ruta Zandman	Director	February 16, 2024
Ruta Zandman

/s/ Raanan Zilberman	Director	February 16, 2024
Raanan Zilberman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Sales Returns and Allowances Accruals
Description of the Matter
At December 31, 2023, the Company’s liability for sales returns and allowances was $47.8 million. As discussed in Note 1 of the consolidated financial statements, the Company recognizes the estimated variable consideration to be received as revenue from contracts with customers and recognizes a related accrued liability for estimated future credits that will be issued to its customers, primarily distributors, for product returns, scrap allowance, “stock, ship and debit”, and price protection programs with those customers.

Auditing management’s sales returns and allowances accruals specifically related to the scrap allowance and “stock, ship and debit” programs was especially challenging because of the judgement used by management to determine the amount of future credits that will be issued to customers for sales that were recognized during the period. Estimating the scrap allowance and "stock, ship and debit" accrual involves the application of models which require management to make certain assumptions including historical customer credit rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s sales returns and allowances review process for the scrap allowance and “stock, ship and debit” programs, including testing controls over management’s review of the reserve calculation and the underlying assumptions used to develop the estimates.

To test the estimated sales returns and allowances accruals for the scrap allowance and “stock, ship and debit” programs, we performed audit procedures that included, among others, assessing methodologies and testing the assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analyses. We inspected contracts with customers in evaluating whether the assumptions used by management agreed with the terms and conditions of the contracts. In addition, we compared the assumptions used by management to actual historical credit experience. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the accruals that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1968.

Philadelphia, Pennsylvania
February 16, 2024

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$972,719	$610,825

Short-term investments	35,808	305,272

Accounts receivable, net of allowances for credit losses of $1,705 and $1,324, respectively	426,674	416,178

Inventories:
Finished goods	167,083	156,234
Work in process	267,339	261,345
Raw materials	213,098	201,300
Total inventories	647,520	618,879

Prepaid expenses and other current assets	214,443	170,056
Total current assets	2,297,164	2,121,210

Property and equipment, at cost:
Land	77,006	75,907
Buildings and improvements	719,387	658,829
Machinery and equipment	3,053,868	2,857,636
Construction in progress	290,593	243,038
Allowance for depreciation	(2,846,208)	(2,704,951)
Property and equipment, net	1,294,646	1,130,459

Right of use assets	126,829	131,193

Deferred income taxes	137,394	104,667

Goodwill	201,416	201,432

Other intangible assets, net	72,333	77,896

Other assets	110,141	98,796
Total assets	$4,239,923	$3,865,653

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2023	December 31, 2022

Liabilities and equity
Current liabilities:
Trade accounts payable	$191,002	$189,099
Payroll and related expenses	161,940	166,079
Lease liabilities	26,485	25,319
Other accrued expenses	239,350	261,606
Income taxes	73,098	84,155
Total current liabilities	691,875	726,258

Long-term debt, less current portion	818,188	500,937
U.S. transition tax payable	47,027	83,010
Deferred income taxes	95,776	117,183
Long-term lease liabilities	102,830	108,493
Other liabilities	87,918	92,530
Accrued pension and other postretirement costs	195,503	187,092
Total liabilities	2,039,117	1,815,503

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; zero issued	-	-
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 133,187,901 and 132,911,771 shares outstanding	13,319	13,291
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,097,148 shares outstanding	1,210	1,210
Capital in excess of par value	1,291,499	1,352,321
Retained earnings	1,041,372	773,228
Treasury stock (at cost): 7,535,881 and 4,240,573 common shares	(161,656)	(82,972)
Accumulated other comprehensive income (loss)	10,337	(10,827)
Total Vishay stockholders' equity	2,196,081	2,046,251
Noncontrolling interests	4,725	3,899
Total equity	2,200,806	2,050,150
Total liabilities and equity	$4,239,923	$3,865,653

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2023	2022	2021

Net revenues	$3,402,045	$3,497,401	$3,240,487
Costs of products sold	2,427,552	2,438,412	2,352,574
Gross profit	974,493	1,058,989	887,913

Selling, general, and administrative expenses	488,349	443,503	420,111
Operating income	486,144	615,486	467,802

Other income (expense):
Interest expense	(25,131)	(17,129)	(17,538)
Other	25,263	(4,852)	(15,654)
Loss on early extinguishment of debt	(18,874)	-	-
Total other income (expense)	(18,742)	(21,981)	(33,192)

Income before taxes	467,402	593,505	434,610

Income tax expense	141,889	163,022	135,673

Net earnings	325,513	430,483	298,937

Less: net earnings attributable to noncontrolling interests	1,693	1,673	967

Net earnings attributable to Vishay stockholders	$323,820	$428,810	$297,970

Basic earnings per share attributable to Vishay stockholders:	$2.32	$2.99	$2.05

Diluted earnings per share attributable to Vishay stockholders:	$2.31	$2.98	$2.05

Weighted average shares outstanding - basic	139,447	143,399	145,005

Weighted average shares outstanding - diluted	140,246	143,915	145,495

Cash dividends per share	$0.400	$0.400	$0.385

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2023	2022	2021

Net earnings	$325,513	$430,483	$298,937

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	(7,001)	51,310	18,167

Foreign currency translation adjustment	28,165	(41,885)	(51,978)

Other comprehensive income (loss)	21,164	9,425	(33,811)

Comprehensive income	346,677	439,908	265,126

Less: comprehensive income attributable to noncontrolling interests	1,693	1,673	967

Comprehensive income attributable to Vishay stockholders	$344,984	$438,235	$264,159

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2023	2022	2021

Operating activities
Net earnings	$325,513	$430,483	$298,937
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	184,373	163,991	167,037
Gain on disposal of property and equipment	(554)	(455)	(303)
Inventory write-offs for obsolescence	37,426	26,898	20,657
Pensions and other postretirement benefits, net of contributions	(9,559)	(615)	2,106
Stock compensation expense	16,532	6,545	6,605
Loss on early extinguishment of debt	18,874	-	-
Deferred income taxes	36,783	38,677	50,613
Other operating activities	9,442	835	9,621
Change in U.S. transition tax liability	(27,670)	(14,757)	(14,757)
Change in repatriation tax liability	(63,600)	(25,201)	-
Net change in operating assets and liabilities, net of effects of businesses acquired	(161,857)	(142,113)	(83,412)
Net cash provided by operating activities	365,703	484,288	457,104

Investing activities
Capital expenditures	(329,410)	(325,308)	(218,372)
Proceeds from sale of property and equipment	1,156	1,198	1,317
Purchase of and deposits for businesses, net of cash acquired	(13,753)	(50,000)	(20,847)
Purchase of short-term investments	(117,523)	(285,956)	(140,603)
Maturity of short-term investments	387,898	132,901	147,893
Other investing activities	(1,219)	(1,766)	129
Net cash used in investing activities	(72,851)	(528,931)	(230,483)

Financing activities
Proceeds from long-term borrowings	750,000	-	-
Repurchase of convertible debt instruments	(386,745)	-	(300)
Net proceeds (payments) on revolving credit facility	(42,000)	42,000	-
Debt issuance costs	(26,823)	-	-
Cash paid for capped call	(94,200)	-	-
Dividends paid to common stockholders	(50,787)	(52,348)	(51,094)
Dividends paid to Class B common stockholders	(4,839)	(4,839)	(4,657)
Repurchase of common stock held in treasury	(78,684)	(82,972)	-
Distributions to noncontrolling interests	(867)	(741)	(800)
Cash withholding taxes paid when shares withheld for vested equity awards	(3,994)	(2,123)	(1,963)
Net cash provided by (used in) financing activities	61,061	(101,023)	(58,814)
Effect of exchange rate changes on cash and cash equivalents	7,981	(17,617)	(13,573)

Net increase (decrease) in cash and cash equivalents	361,894	(163,283)	154,234

Cash and cash equivalents at beginning of year	610,825	774,108	619,874
Cash and cash equivalents at end of year	$972,719	$610,825	$774,108

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2020	$13,256	$1,210	$1,409,200	$138,990	$-	$13,559	$1,576,215	$2,800	$1,579,015
Cumulative effect of accounting change for adoption of ASU 2020-06	-	-	(66,078)	20,566	-	-	(45,512)	-	(45,512)
Net earnings	-	-	-	297,970	-	-	297,970	967	298,937
Other comprehensive income (loss)	-	-	-	-	-	(33,811)	(33,811)	-	(33,811)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(800)	(800)
Issuance of stock and related tax withholdings for vested restricted stock units (149,722 shares)	15	-	(1,978)	-	-	-	(1,963)	-	(1,963)
Dividends declared ($0.385 per share)	-	-	81	(55,832)	-	-	(55,751)	-	(55,751)
Stock compensation expense	-	-	6,605	-	-	-	6,605	-	6,605
Balance at December 31, 2021	$13,271	$1,210	$1,347,830	$401,694	$-	$(20,252)	$1,743,753	$2,967	$1,746,720
Net earnings	-	-	-	428,810	-	-	428,810	1,673	430,483
Other comprehensive income	-	-	-	-	-	9,425	9,425	-	9,425
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(741)	(741)
Issuance of stock and related tax withholdings for vested restricted stock units (201,039 shares)	20	-	(2,143)	-	-	-	(2,123)	-	(2,123)
Dividends declared ($0.400 per share)	-	-	89	(57,276)	-	-	(57,187)	-	(57,187)
Stock compensation expense	-	-	6,545	-	-	-	6,545	-	6,545
Repurchase of common stock held in treasury (4,240,573 shares)	-	-	-	-	(82,972)	-	(82,972)	-	(82,972)
Balance at December 31, 2022	$13,291	$1,210	$1,352,321	$773,228	$(82,972)	$(10,827)	$2,046,251	$3,899	$2,050,150
Net earnings	-	-	-	323,820	-	-	323,820	1,693	325,513
Other comprehensive income	-	-	-	-	-	21,164	21,164	-	21,164
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(867)	(867)
Issuance of stock and related tax withholdings for vested restricted stock units (276,130 shares)	28	-	(4,022)	-	-	-	(3,994)	-	(3,994)
Dividends declared ($0.400 per share)	-	-	50	(55,676)	-	-	(55,626)	-	(55,626)
Stock compensation expense	-	-	16,532	-	-	-	16,532	-	16,532
Repurchase of common stock held in treasury (3,295,308 shares)	-	-	-	-	(78,684)	-	(78,684)	-	(78,684)
Capped call transactions, net of tax	-	-	(73,382)	-	-	-	(73,382)	-	(73,382)
Balance at December 31, 2023	$13,319	$1,210	$1,291,499	$1,041,372	$(161,656)	$10,337	$2,196,081	$4,725	$2,200,806
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Vishay Intertechnology, Inc. (“Vishay” or the “Company”) manufactures one of the world’s largest portfolios of discrete semiconductors and passive electronic components that are essential to innovative designs in the automotive, industrial, military, aerospace, medical, power supplies, telecommunications, consumer products, and computing end markets. Semiconductors include MOSFETs, diodes, and optoelectronic components. Passive components include resistors, inductors, and capacitors.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Vishay and all of its subsidiaries in which a controlling financial interest is maintained.  For those consolidated subsidiaries in which the Company’s ownership is less than 100 percent, the outside stockholders’ interests are shown as noncontrolling interests in the accompanying consolidated balance sheets.  Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for by the cost method. All intercompany transactions, accounts, and profits are eliminated.

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

The Company recognizes the estimated variable consideration to be received as revenue and records a related accrued expense for the consideration not expected to be received, based upon its estimate of product returns, scrap allowances, "stock, ship and debit" credits, and price protection credits that will be attributable to sales recorded through the end of the period.  The Company makes these estimates based upon sales levels to its distributors during the period, inventory levels at the distributors, current and projected market conditions, and historical experience under the programs. The Company utilizes a number of different methodologies and considers several factors when estimating the accruals.  Some of the factors considered include sales levels to distributors during the relevant period, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the relevant programs, changes in program policies, and open requests for credits. These procedures require the exercise of significant judgments.  The Company believes that it has a reasonable basis to estimate future credits under the programs.  See sales returns and allowances accrual activity in Note 9.

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

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $99,506, $81,182, and $77,377, for the years ended December 31, 2023, 2022, and 2021, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies (continued)
Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2023 and 2022, the Company’s short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

Allowance for Credit Losses

The Company estimates its credit losses on financial instruments using a current expected credit loss model.  The Company maintains an allowance for accounts receivable credit losses resulting from the inability of its customers to make required payments.  Payment terms for the Company's sales are generally less than ninety days.  Substantially all of the Company's trade receivables are collected within twelve months of the transfer of products to the customer and the Company expects this to continue going forward.  The credit loss allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions.  Receivables from customers with deteriorating financial condition and those over 180 days past due are removed from the pool and evaluated separately.  Net credit loss expense for accounts receivable was $369, $365, and $384 for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company’s cash equivalents, short-term investments, and restricted investments are accounted for as held-to-maturity debt instruments, at amortized cost.  Interest income on these instruments is recorded as "Other income" on the consolidated statements of operations and interest receivable is recognized as a separate asset and recorded in "Prepaid expenses and other current assets" on the consolidated balance sheets.  The Company has not experienced a credit loss on the principal or interest receivable of its cash equivalents, short-term investments, or restricted investments.  The Company pools its cash equivalents, short-term investments, and restricted investments by credit rating of the issuing financial institution and estimates an allowance for credit losses based on the corporate bond default ratios, evaluation of the impact of current and projected economic conditions, and probability of credit loss.  Net credit loss expense for cash equivalents, short-term investments, and restricted investments was immaterial for the years ended December 31, 2023 and 2022.  The Company does not measure an allowance for credit losses on interest receivable.  Any uncollectible interest receivable is recognized by reversing interest income within the fiscal quarter that the interest becomes uncollectible.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven years to ten years. Buildings and building improvements are being depreciated over useful lives of twenty years to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2023 was approximately $502,500. Included in the estimated cost to complete the Itzehoe, Germany 12-inch wafer fab construction project are certain costs for which there are currently no contractual commitments to complete.   Depreciation expense was $174,457, $155,864, and $159,247 for the years ended December 31, 2023, 2022, and 2021, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Commitments and Contingencies

The Company has commitments for the purchase of assets to complete its construction in progress as disclosed above.  The commitment period for substantially all of these purchase commitments is less than one year.  The Company expects to have noncancellable purchase commitments with commitment periods in excess of one year associated with its significant facility expansion programs as the programs progress.  As of December 31, 2023, there are no material noncancellable commitments associated with these programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies (continued)
Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2023 and 2022 do not include claims against third parties.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition.  Certain intangible assets may be assigned indefinite useful lives.  Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  The Company's business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes. At December 31, 2023 and 2022, respectively, the Company has no recorded indefinite-lived intangible assets.

Definite-lived intangible assets are amortized over their estimated useful lives.  Patents and acquired technology are being amortized over useful lives of seven years to twenty-five years.  Capitalized software is amortized over periods of three years to ten years, primarily included in "Costs of products sold" on the consolidated statements of operations.  Customer relationships are amortized over useful lives of five years to twenty years.  Noncompete agreements are amortized over periods of three years to ten years. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

Available-for-Sale Securities

Short-term investments and other assets reported on the accompanying consolidated balance sheets include time deposits with financial institutions whose original maturity exceeds three months, but less than one year that are classified as held-to-maturity instruments, and investments in marketable securities that are classified as available-for-sale instruments. The available-for-sale instruments include assets that are held in trust related to the Company’s non-qualified pension and deferred compensation plans (see Note 11) and assets that are intended to fund a portion of the Company’s other postretirement benefit obligations outside of the U.S.  These assets are reported at fair value, based on quoted market prices as of the end of the reporting period.  Unrealized gains and losses are reported as "Other income (expense)" on the consolidated statements of operations.  At the time of sale, the assets that are held in trust related to the Company’s non-qualified pension and deferred compensation plans, any gains (losses) calculated by the specific identification method are recognized as a reduction (increase) to benefits expense, within "Selling, general, and administrative expenses" on the consolidated statements of operations.

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

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2023, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide directors’ and officers’ insurance.  The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2023 and 2022.

Certain investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Such amounts are recorded in other noncurrent assets, and total $10,571 and $9,352 at December 31, 2023 and 2022, respectively, representing required statutory reserves of the captive insurance entity.

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

See Note 4 for additional information.

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

Recent Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures.  The ASU adds reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, requires additional interim disclosures, and requires other segment-related disclosures.  The ASU is effective for the Company for interim and annual periods beginning on or after January 1, 2024, with the ability to early adopt.  The Company adopted the ASU effective January 1, 2024.  The adoption of the ASU will not impact the Company's reportable segments' results of operations or cash flows, but will increase its segment disclosures.
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

Year ended December 31, 2023

Neptune 6 Limited

On November 8, 2023, Vishay and Nexperia BV announced that they have entered into an agreement whereby Vishay will acquire Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for approximately $177,000 in cash, subject to customary post-closing adjustments.  On November 8, 2023, Vishay remitted $8,750 to an escrow account as a deposit for the acquisition.  Such amount is included within "Purchase of and deposits for businesses, net of cash acquired" on the consolidated statement of cash flows.

To effect the transaction, Vishay will acquire a 100% interest in the legal entity Neptune 6 Limited, and its wholly-owned operating subsidiary, Nexperia Newport Limited, which owns and operates the Newport facility.

The closing of the transaction is subject to U.K. government review and customary closing conditions, and is expected to occur in the first quarter of 2024.

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

The Company paid cash of $50,000, net of cash acquired, at closing.  The transaction also included possible contingent payments of up to $57,500, which would be payable upon the achievement of certain technology milestones, upon favorable resolution of certain technology licensing matters with a third party, and upon the disposition of MaxPower's investment in an equity affiliate.  The purchase price for U.S. GAAP purposes includes the fair value, as of the acquisition date, of certain future contingent payments to non-employee equity holders of MaxPower.  The estimated fair value of this contingent consideration as of the acquisition date was $6,851.  The contingent consideration liability is included in other accrued expenses and other liabilities in the accompanying balance sheet and is remeasured each reporting period, with changes reported as "Selling, general, and administrative expenses" on the consolidated statements of operations.

A portion of contingent payments to be made to employee equity holders are deemed compensatory in nature.  Such payments made to employee equity holders will be recognized as expense in future periods, and thus are not included in the U.S. GAAP purchase price.

One of the contingencies was resolved in the fourth quarter of 2023, which resulted in no additional payments to the former employees and stockholders of MaxPower.  Significant developments occurred in another of the contingencies in January 2024.  The Company's estimate of the maximum possible contingent payments is $17,500.  See Note 18 for further discussion on the fair value measurement of the contingent consideration liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Goodwill and Other Intangible Assets

The Company performs its annual goodwill impairment test as of the first day of the fiscal fourth quarter.  No impairment was identified as a result of the Company's annual impairment tests for 2023, 2022, and 2021.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2023 and 2022 were as follows:

	MOSFETs	Optoelectronic Components	Resistors	Inductors	Total

Balance at December 31, 2021	$-	$96,849	$42,605	$25,815	$165,269
MaxPower acquisition	36,885	-	-	-	36,885
Exchange rate effects	-	-	(722)	-	(722)
Balance at December 31, 2022	$36,885	$96,849	$41,883	$25,815	$201,432
Centerline acquisition	-	-	2,213	-	2,213
Purchase price allocation adjustment	(2,639)	-	-	-	(2,639)
Exchange rate effects	-	-	410	-	410
Balance at December 31, 2023	$34,246	$96,849	$44,506	$25,815	$201,416

Other intangible assets are as follows:

	December 31, 2023	December 31, 2022

Intangible assets subject to amortization:
Patents and acquired technology	$26,053	$26,988
Capitalized software	62,360	58,735
Customer relationships	83,895	82,816
Tradenames	22,300	22,933
Other	400	400
	195,008	191,872
Accumulated amortization:
Patents and acquired technology	(14,931)	(14,743)
Capitalized software	(54,203)	(53,348)
Customer relationships	(38,664)	(33,021)
Tradenames	(14,610)	(12,731)
Other	(267)	(133)
	(122,675)	(113,976)
Net intangible assets subject to amortization	$72,333	$77,896

Amortization expense (excluding capitalized software) was $9,916, $8,127, and $7,790, for the years ended December 31, 2023, 2022, and 2021, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2023 for each of the next five years is as follows:

2024	$9,832
2025	9,372
2026	8,555
2027	6,734
2028	5,975

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Leases

The net right of use assets and lease liabilities recognized on the consolidated balance sheets for the Company's operating leases as of December 31, 2023 and 2022 are presented below:

	December 31, 2023	December 31, 2022
Right of use assets
Operating Leases
Buildings and improvements	$121,578	$126,933
Machinery and equipment	5,251	4,260
Total	$126,829	$131,193
Current lease liabilities
Operating Leases
Buildings and improvements	$23,647	$22,926
Machinery and equipment	2,838	2,393
Total	$26,485	$25,319
Long-term lease liabilities
Operating Leases
Buildings and improvements	$100,489	$106,693
Machinery and equipment	2,341	1,800
Total	$102,830	$108,493
Total lease liabilities	$129,315	$133,812

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated statements of operations is as follows:

	Years ended December 31,
	2023	2022	2021
Lease expense
Operating lease expense	$27,909	$25,606	$24,853
Short-term lease expense	988	971	2,031
Variable lease expense	566	365	359
Total lease expense	$29,463	$26,942	$27,243

The Company paid $28,164, $24,074, and $23,899 for its operating leases during the years ended December 31, 2023, 2022, and 2021, respectively, which are included in operating cash flows on the consolidated statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 9.4 years and the weighted-average discount rate is 6.3% as of December 31, 2023.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

2024	$27,474
2025	24,235
2026	19,692
2027	17,802
2028	15,154
Thereafter	68,809

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

United States

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposed a one-time transition tax on deferred foreign earnings, payable in defined increments over eight years.  Installments of $27,670 were paid in 2023 and $14,757 were paid in each of 2022, 2021, 2020, 2019, and 2018.

The Company expects future installment payments as follows:

2024	$37,622
2025	47,027

The U.S. Internal Revenue Service continues to issue regulations to address the provisions of the TCJA.  During 2021, the Company amended tax returns for 2018 and 2019 and recognized tax benefits of $8,276 as a result of changes in tax regulations, by making an election regarding Global Intangible Low-Taxed Income (“GILTI”).  The Company has elected to account for GILTI tax in the period in which it is incurred and, therefore, does not provide any deferred taxes in the consolidated financial statements at December 31, 2023, 2022, or 2021.

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

These changes in this indefinite reinvestment assertion provide greater access to the Company's worldwide cash balances to fund its growth plan and its Stockholder Return Policy.  While the change in assertion provides access to these balances, these amounts will be repatriated only as needed.  The withholding taxes associated with any distribution to the United States is payable upon distribution.  During the fourth fiscal quarter of 2023, the Company repatriated $325,000 of accumulated earnings to the United States and paid withholding taxes, in Germany and Israel, of $63,600.

At December 31, 2023, approximately $218,000 of German earnings and approximately $380,000 of Israeli earnings are deemed not indefinitely reinvested.  The aggregate tax liability recorded for unremitted earnings at December 31, 2023 is approximately $86,000, which includes amounts accrued subsequent to the changes in indefinite reinvestment determinations described above.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

Income before taxes consists of the following components:

	Years ended December 31,
	2023	2022	2021

Domestic	$67,938	$132,426	$62,921
Foreign	399,464	461,079	371,689
	$467,402	$593,505	$434,610

Significant components of income taxes are as follows:

	Years ended December 31,
	2023	2022	2021

Current:
Federal	$14,594	$24,423	$2,336
State and local	1,769	3,313	466
Foreign	152,343	121,810	82,258
	168,706	149,546	85,060
Deferred:
Federal	(4,871)	(40,136)	554
State and local	(3,651)	532	383
Foreign	(18,295)	53,080	49,676
	(26,817)	13,476	50,613
Total income tax expense	$141,889	$163,022	$135,673

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022

Deferred tax assets:
Pension and other retiree obligations	$29,400	$29,327
Inventories	23,836	21,040
Net operating loss carryforwards	81,497	82,498
Tax credit carryforwards	54,363	53,145
Research and development costs	17,829	7,704
Original issue discount interest	20,039	-
Other accruals and reserves	25,179	29,930
Total gross deferred tax assets	252,143	223,644
Less valuation allowance	(99,663)	(101,169)
	152,480	122,475
Deferred tax liabilities:
Property and equipment	(9,429)	(8,307)
Tax deductible goodwill	(7,040)	(6,144)
Earnings not indefinitely reinvested	(88,004)	(113,661)
Other - net	(6,389)	(6,879)
Total gross deferred tax liabilities	(110,862)	(134,991)

Net deferred tax assets (liabilities)	$41,618	$(12,516)

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses and tax credits). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2023	2022	2021

Tax at statutory rate	$98,154	$124,636	$91,268
State income taxes, net of U.S. federal tax benefit	(1,487)	3,038	671
Effect of foreign operations	9,260	13,422	5,521
Tax on earnings not indefinitely reinvested	37,061	71,141	54,648
Unrecognized tax benefits	1,999	(4,699)	1,318
Change in valuation allowance on deferred tax assets	(1,770)	(58,696)	(14,921)
Foreign income taxable in the U.S.	11,829	14,925	9,532
Foreign tax credit	(29,997)	(20,408)	(9,477)
U.S. Base Erosion Anti-Abuse Tax	16,837	20,918	9,134
Change in U.S. tax regulations	-	-	(8,276)
Other	3	(1,255)	(3,745)
Total income tax expense	$141,889	$163,022	$135,673

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

Income tax expense for the years ended December 31, 2022 and 2021 includes certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $20,032, and $39,326 in 2022 and 2021, respectively.  There were no unusual tax items for the year ended December 31, 2023.

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

At December 31, 2023, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires
Belgium	$154,735	No expiration
Israel	5,364	No expiration
Japan	4,704	2025- 2033
Netherlands	10,324	No expiration
The Republic of China (Taiwan)	11,728	2026 - 2028

California	16,517	2028 - 2037
Pennsylvania	549,914	2024 - 2043
Arizona	15,516	2032 - 2040

At December 31, 2023, the Company had the following significant tax credit carryforwards available:

		Expires
U.S. Foreign Tax Credit	$32,468	2028 - 2030
California Research Credit	20,983	No expiration

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)
Net income taxes paid were $224,232, $134,199, and $79,106 for the years ended December 31, 2023, 2022, and 2021, respectively.  Net income taxes paid for the years ended December 31, 2023 and 2022 include withholding taxes for repatriation activity.  Net income taxes paid for the years ended December 31, 2023, 2022, and 2021 also includes $27,670, $14,757, and $14,757, respectively, for the TCJA transition tax.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2023	2022	2021

Balance at beginning of year	$18,429	$26,719	$40,652
Addition based on tax positions related to the current year	1,210	-	141
Addition based on tax positions related to prior years	5,455	3,197	1,037
Currency translation adjustments	230	(366)	(523)
Reduction based on tax positions related to prior years	-	-	(13,154)
Reduction for settlements	(10,000)	(9,420)	(982)
Reduction for lapses of statute of limitation	(2,467)	(1,701)	(452)
Balance at end of year	$12,857	$18,429	$26,719

All of the unrecognized tax benefits of $12,857 and $18,429, as of December 31, 2023 and 2022, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2023 and 2022, the Company had accrued interest and penalties related to the unrecognized tax benefits of $1,947 and $2,587, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company recognized $821, $376, and $591, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple states and foreign jurisdictions.  During the years ended December 31, 2023, 2022, and 2021, certain tax examinations were concluded and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  During 2023, the Company settled an examination of its U.S. federal income tax returns for the years ended December 31, 2017 through 2019.  The federal income tax returns for subsequent years remain subject to examination.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions: Israel (2021), Germany (2017 through 2021), India (2004 through 2021), and Philippines (2017 through 2022).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $1,250 to $10,487.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2023	December 31, 2022

Credit Facility	$-	$42,000
Convertible senior notes, due 2025	95,102	465,344
Convertible senior notes, due 2030	750,000	-
Deferred financing costs	(26,914)	(6,407)
	818,188	500,937
Less current portion	-	-
	$818,188	$500,937

Credit Facility

The Company maintains a credit agreement with a consortium of banks led by JPMorgan Chase Bank, N.A., as administrative agent, and the lenders (the "Credit Facility").  On May 8, 2023, the Company entered into an Amendment and Restatement Agreement, which provides an aggregate commitment of $750,000 of revolving loans available until May 8, 2028, replacing an agreement that was scheduled to mature on June 5, 2024.  The maturity date of the Credit Facility will accelerate if within ninety-one days prior to the maturity of the Company's convertible senior notes due 2025, the outstanding principal amount of such notes exceed a defined liquidity measure as set forth in the Credit Facility.  The Credit Facility also provides for the ability of Vishay to request up to $300,000 of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt.

U.S. Dollar borrowings under the Credit Facility bear interest at Secured Overnight Financing Rate ("SOFR") plus a credit spread and an interest margin.  The Credit Facility also allows for borrowings in euro, British sterling, and Japanese yen, subject to a $250,000 limit.  Borrowings in foreign currency bear interest at a local reference rate plus an interest margin.  The applicable interest margin is based on the Company's total leverage ratio.  Based on the Company's current total leverage ratio, borrowings bear interest at SOFR plus 1.60%, including the applicable credit spread.  The Company also pays a commitment fee, also based on its total leverage ratio, on undrawn amounts.  The undrawn commitment fee, based on the Company's total current leverage ratio, is 0.25% per annum.

The Credit Facility requires the maintenance of financial covenant ratios.  For compliance purposes, pursuant to the Credit Facility, the leverage ratio is computed on a net basis, reducing the measure of outstanding debt by up to $250,000 of unrestricted cash.  The Company must maintain a net leverage ratio of at least 3.25 to 1.00.

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

The Credit Facility limits or restricts the Company and its subsidiaries, from, among other things, incurring indebtedness, incurring liens on its respective assets, making investments and acquisitions (assuming the Company’s pro forma net leverage ratio is greater than 2.75 to 1.00), making asset sales, and paying cash dividends and making other restricted payments (assuming the Company's pro forma net leverage ratio is greater than 2.50 to 1.00), and requires the Company to comply with other covenants.

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

At December 31, 2023 and 2022, there was $748,578 and $707,061, respectively, available under the Credit Facility. Letters of credit totaling $1,422 and $939 were outstanding at December 31, 2023 and 2022, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Long-Term Debt (continued)
Convertible Debt Instruments

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes as of December 31, 2023:

	Due 2025	Due 2030
Issuance date	June 12, 2018	September 12, 2023
Maturity date	June 15, 2025	September 15, 2030
Principal amount	$95,102	$750,000
Cash coupon rate (per annum)	2.25%	2.25%
Conversion rate effective December 12, 2023 (per $1 principal amount)	32.1268	33.1609
Effective conversion price effective December 12, 2023 (per share)	$31.13	$30.16
130% of the conversion price (per share)	$40.47	$39.21

Convertible Senior Notes due 2030

In September 2023, the Company issued $750,000 aggregate principal amount of 2.25% convertible senior notes due 2030 (the “2030 Notes”) to qualified institutional buyers pursuant to an exemption from registration provided by Rule 144A under the Securities Act. The Company used the net proceeds from this offering to repurchase $370,242 principal amount of its outstanding 2.25% convertible senior notes due 2025 (the “2025 Notes”) (as further described below), to reduce the outstanding balance of its Credit Facility, to enter into capped call transactions (as further described below), and for other general corporate purposes.

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

The capped call transactions are separate transactions entered into by the Company with each of the capped call counterparties, are not part of the terms of the 2030 Notes, and do not affect any holder’s rights under the 2030 Notes.  Holders of the 2030 Notes do not have any rights with respect to the capped call.  The capped call is classified within stockholders’ equity on the consolidated balance sheet.

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

Other Borrowings Information

The Credit Facility, of which no amount was drawn as of December 31, 2023, expires in 2028.  The convertible senior notes mature in 2025 and 2030, respectively.

At December 31, 2023 and 2022, the Company had committed and uncommitted credit lines with various foreign banks aggregating approximately $34,000 and $1,000, respectively, with substantially no amounts borrowed.

Interest paid was $17,242, $13,739, and $14,177 for the years ended December 31, 2023, 2022, and 2021, respectively.  Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $3,735, $3,272, and $3,272 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock.  Stock dividends or distributions on any class of stock are payable only in shares of stock of that class.  Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.  Cash dividends were paid quarterly in 2023 and 2022.

The Credit Facility also allows an unlimited amount of defined "Restricted Payments," which include cash dividends and share repurchases, provided the Company's pro forma net leverage ratio is equal to or less than 2.50 to 1.00.  If the Company's pro forma net leverage ratio is greater than 2.50 to 1.00, the Credit Facility allows such payments up to $100,000 per annum (subject to a cap of $300,000 for the term of the facility, with up to $25,000 of any unused amount of the $100,000 per annum base available for use in the next succeeding calendar year).

At December 31, 2023, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding	1,717,000
Phantom stock units outstanding	120,000
2023 Long-Term Incentive Plan - available to grant	5,250,847
Convertible senior notes, due 2025	3,055,323
Convertible senior notes, due 2030	24,870,675
Conversion of Class B common stock	12,097,148
Total	47,110,993

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

The following table summarizes activity pursuant to this policy:

	Years ended December 31,
	2023	2022
Dividends paid to stockholders	$55,626	$57,187
Stock repurchases	78,684	82,972
Total	$134,310	$140,159
The repurchased shares are being held as treasury stock.  The number of shares of common stock being held as treasury stock was 7,535,881 and 4,240,573 as of December 31, 2023 and 2022, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Details of Expenses

The caption “Other” on the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2023	2022	2021

Foreign exchange gain (loss)	$677	$5,690	$(2,692)
Interest income	31,353	7,560	1,269
Other components of periodic pension expense	(8,730)	(11,090)	(13,206)
Investment income (expense)	1,347	(6,812)	(1,036)
Other	616	(200)	11
	$25,263	$(4,852)	$(15,654)

Impact of the COVID-19 Pandemic

The Company's operations were impacted by the "COVID-19" pandemic, particularly in 2020 and again in 2022 when operations in the People's Republic of China were impacted by government-mandated shut-downs.  The Company incurred incremental costs separable from normal operations that are directly related to the pandemic containment efforts, primarily wages paid to manufacturing employees during government-mandated shut-downs, additional wages and hardship allowances for working during lockdown periods, additional costs of cleaning and disinfecting facilities, costs of additional safety equipment for employees, and temporary housing for employees due to travel restrictions, which were partially offset by government subsidies.  Since 2021, certain costs directly attributable to the pandemic, such as additional costs of cleaning and disinfecting facility and costs of additional safety equipment for employees, are no longer incremental and are considered normal operating costs.  The net impact of the costs and subsidies are reported as "Cost of products sold" of $6,661 and "Selling, general, and administrative expenses" of $546 based on employee function on the consolidated statement of operations for the year ended December 31, 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2023	2022

Sales returns and allowances	$47,760	$46,979
Goods received, not yet invoiced	44,657	60,201
Accrued VAT taxes payable	56,218	55,010
Other	90,715	99,416
	$239,350	$261,606

Sales returns and allowances accrual activity is shown below:

	Years Ended December 31,
	2023	2022	2021

Beginning balance	$46,979	$39,759	$39,629
Sales returns and allowances	101,696	102,640	89,832
Credits issued	(101,324)	(94,682)	(88,708)
Foreign currency	409	(738)	(994)
Ending balance	$47,760	$46,979	$39,759

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total

Balance at January 1, 2021	$(77,075)	$90,634	$13,559
Other comprehensive income before reclassifications	12,592	(51,978)	$(39,386)
Tax effect	(2,509)	-	$(2,509)
Other comprehensive income before reclassifications, net of tax	10,083	(51,978)	$(41,895)
Amounts reclassified out of AOCI	10,677	-	$10,677
Tax effect	(2,593)	-	$(2,593)
Amounts reclassified out of AOCI, net of tax	8,084	-	$8,084
Net comprehensive income (loss)	$18,167	$(51,978)	$(33,811)
Balance at December 31, 2021	$(58,908)	$38,656	$(20,252)
Other comprehensive income before reclassifications	60,949	(41,885)	$19,064
Tax effect	(15,783)	-	$(15,783)
Other comprehensive income before reclassifications, net of tax	45,166	(41,885)	$3,281
Amounts reclassified out of AOCI	8,260	-	$8,260
Tax effect	(2,116)	-	$(2,116)
Amounts reclassified out of AOCI, net of tax	6,144	-	$6,144
Net comprehensive income (loss)	$51,310	$(41,885)	$9,425
Balance at December 31, 2022	$(7,598)	$(3,229)	$(10,827)
Other comprehensive income before reclassifications	(10,338)	28,165	$17,827
Tax effect	2,462	-	$2,462
Other comprehensive income before reclassifications, net of tax	(7,876)	28,165	$20,289
Amounts reclassified out of AOCI	1,181	-	$1,181
Tax effect	(306)	-	$(306)
Amounts reclassified out of AOCI, net of tax	875	-	$875
Net comprehensive income (loss)	$(7,001)	$28,165	$21,164
Balance at December 31, 2023	$(14,599)	$24,936	$10,337

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

The following table summarizes amounts recorded on the accompanying consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2023	2022

Included in "Other assets":
Non-U.S. pension plans	$3,929	$4,715
Total included in other assets	$3,929	$4,715
Included in "Payroll and related expenses":
U.S. pension plans	$(1,474)	$(6,378)
Non-U.S. pension plans	(7,149)	(6,827)
U.S. other postretirement plans	(510)	(497)
Non-U.S. other postretirement plans	(390)	(666)
Total included in payroll and related expenses	$(9,523)	$(14,368)
Accrued pension and other postretirement costs:
U.S. pension plans	$(29,217)	$(30,843)
Non-U.S. pension plans	(144,276)	(135,809)
U.S. other postretirement plans	(3,750)	(3,831)
Non-U.S. other postretirement plans	(7,173)	(6,049)
Other retirement obligations	(11,087)	(10,560)
Total accrued pension and other postretirement costs	$(195,503)	$(187,092)
Accumulated other comprehensive loss:
U.S. pension plans	$(522)	$69
Non-U.S. pension plans	24,891	16,392
U.S. other postretirement plans	(1,527)	(2,031)
Non-U.S. other postretirement plans	1,488	743
Total accumulated other comprehensive loss*	$24,330	$15,173
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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the non-qualified pension plan were $21,095 and $20,615 at December 31, 2023 and 2022, respectively.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its Executive Chairman and then-Chief Executive Officer.  Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to this non-qualified pension plan were $445 and $1,023 at December 31, 2023 and 2022, respectively.

Non-U.S. Pension Plans

The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices.  Pension benefits earned are generally based on years of service and compensation during active employment.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2023		December 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$37,221	$203,541	$45,613	$278,173
Service cost	-	3,063	-	4,199
Interest cost	1,997	7,346	1,122	3,200
Plan amendments	-	(15)	-	79
Actuarial (gains) losses	(272)	8,835	(7,668)	(45,102)
Benefits paid	(8,255)	(17,160)	(1,846)	(16,777)
Curtailments and settlements	-	(27)	-	-
Currency translation	-	5,200	-	(20,231)
Benefit obligation at end of year	$30,691	$210,783	$37,221	$203,541

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$65,620	$-	$75,920
Actual return on plan assets	-	1,976	-	790
Company contributions	8,255	12,161	1,846	13,212
Benefits paid	(8,255)	(17,160)	(1,846)	(16,777)
Currency translation	-	690	-	(7,525)
Fair value of plan assets at end of year	$-	$63,287	$-	$65,620

Funded status at end of year	$(30,691)	$(147,496)	$(37,221)	$(137,921)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2023		December 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$-	$3,929	$-	$4,715
Accrued benefit liability - current	(1,474)	(7,149)	(6,378)	(6,827)
Accrued benefit liability - non-current	(29,217)	(144,276)	(30,843)	(135,809)
Accumulated other comprehensive loss	(522)	24,891	69	16,392
	$(31,213)	$(122,605)	$(37,152)	$(121,529)

Actuarial items consist of the following:

	December 31, 2023		December 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial (gain) loss	$(588)	$24,094	$(140)	$15,628
Unamortized prior service cost	66	797	209	764
	$(522)	$24,891	$69	$16,392

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2023		December 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$30,691	$194,361	$37,221	$176,056

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$30,691	$146,898	$37,221	$181,207
Accumulated benefit obligation	30,691	144,213	37,221	159,433
Fair value of plan assets	-	3,032	-	38,854

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2023		2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$-	$3,063	$-	$4,199	$-	$4,693
Interest cost	1,997	7,346	1,122	3,200	1,016	2,968
Expected return on plan assets	-	(2,270)	-	(1,725)	-	(1,660)
Amortization of actuarial losses	175	345	1,523	4,760	2,032	7,444
Amortization of prior service cost	144	195	144	216	144	189
Curtailment and settlement losses	-	546	-	1,190	-	632
Net periodic pension cost	$2,316	$9,225	$2,789	$11,840	$3,192	$14,266

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2023, 2022, and 2021.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2024 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.25%	3.36%	5.50%	3.57%
Rate of compensation increase	0.00%	3.12%	0.00%	2.60%

The following weighted average assumptions were used to determine the net periodic pension costs:

	Years ended December 31,
	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.50%	3.57%	2.50%	1.19%
Rate of compensation increase	0.00%	2.60%	0.00%	2.07%
Expected return on plan assets	0.00%	4.11%	0.00%	2.96%

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

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2024	$3,347	$14,897
2025	3,301	15,450
2026	1,941	17,775
2027	8,306	14,830
2028	3,198	14,744
2029-2033	9,415	74,939

The Company’s anticipated 2024 contributions for defined benefit pension plans will approximate the expected benefit payments disclosed above.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2023		December 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$4,328	$6,715	$7,611	$7,782
Service cost	21	221	39	237
Interest cost	225	251	178	55
Actuarial (gains) losses	183	801	(2,525)	(749)
Benefits paid	(497)	(681)	(975)	(147)
Currency translation	-	256	-	(463)
Benefit obligation at end of year	$4,260	$7,563	$4,328	$6,715

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(4,260)	$(7,563)	$(4,328)	$(6,715)

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2023		December 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(510)	$(390)	$(497)	$(666)
Accrued benefit liability - non-current	(3,750)	(7,173)	(3,831)	(6,049)
Accumulated other comprehensive (income) loss	(1,527)	1,488	(2,031)	743
	$(5,787)	$(6,075)	$(6,359)	$(5,972)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
Actuarial items consist of the following:

	December 31, 2023		December 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$(1,527)	$1,488	$(2,031)	$743
	$(1,527)	$1,488	$(2,031)	$743

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2023		2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$21	$221	$39	$237	$102	$278
Interest cost	225	251	178	55	163	42
Amortization of actuarial (gains) losses	(321)	8	342	85	53	116
Curtailment and settlement losses	-	89	-	-	-	67
Net periodic benefit cost (benefit)	$(75)	$569	$559	$377	$318	$503

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2024 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.25%	3.40%	5.50%	3.86%
Rate of compensation increase	0.00%	4.00%	0.00%	4.19%

The following weighted average assumptions were used to determine the net periodic benefit costs:

	Years ended December 31,
	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.50%	3.86%	2.50%	0.80%
Rate of compensation increase	0.00%	4.19%	0.00%	2.88%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2024	$510	$390
2025	499	621
2026	467	205
2027	452	1,525
2028	416	785
2029-2033	1,594	4,897

As the plans are unfunded, the Company’s anticipated contributions for 2024 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2023 and 2022, the accompanying consolidated balance sheets include $11,087 and $10,560, respectively, within accrued pension and other postretirement costs related to these plans.

The Company’s U.S. employees are eligible to participate in a 401(k) savings plan, which provides for Company matching contributions.  The Company’s matching expense for the plans was $7,641, $7,083, and $6,557 for the years ended December 31, 2023, 2022, and 2021, respectively.  No material amounts are included in the accompanying consolidated balance sheets at December 31, 2023 and 2022 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan.  During the years ended December 31, 2023, 2022, and 2021, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods.  The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the deferred compensation plan at December 31, 2023 and 2022 were approximately $28,838 and $28,535, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Stock-Based Compensation

2023 Long-Term Incentive Plan

The Company implemented the Vishay Intertechnology, Inc. 2023 Long-Term Incentive Plan (the "2023 Plan") after receiving stockholder approval at its 2023 Annual Meeting of Stockholders on May 23, 2023.  The 2023 Plan allows the Company to grant up to 6,000,000 shares (subject to certain adjustments described in the 2023 Plan) of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, phantom stock units, and other cash-based awards to employees, directors, consultants, and other service providers of the Company and its affiliates.  Such instruments are available for grant until March 24, 2033.  The Company has granted approximately 761,000 time-vested restricted stock units to employees pursuant to the 2023 Plan.  At December 31, 2023, the Company has reserved 5,250,847 shares of common stock for future grants of equity awards pursuant to the 2023 Plan.

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

All RSUs granted pursuant to the 2007 Program and the 2023 Plan contain service vesting conditions.  Certain RSUs also contain performance or market vesting conditions.  The Company recognizes compensation cost for RSUs that are expected to vest and records cumulative adjustments in the period that the expectation changes.

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2023	2022	2021

Restricted stock units	$16,425	$6,323	$6,396
Phantom stock units	107	222	209
Total	$16,532	$6,545	$6,605

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2023 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$15,174	1.6
Phantom stock units	-	0.0
Total	$15,174

The Company currently expects all performance-based RSUs to vest and all of the associated unrecognized compensation cost for performance-based RSUs presented in the table above to be recognized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Stock-Based Compensation (continued)

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2023		2022		2021
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	894	$19.73	877	$20.08	793	$18.90
Granted*	1,180	24.34	336	19.13	319	22.07
Vested**	(342)	18.86	(306)	20.04	(235)	18.79
Cancelled or forfeited	(15)	24.83	(13)	20.50	-	-
End of year	1,717	$23.03	894	$19.73	877	$20.08

Expected to vest	1,702		894		877

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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2024***	165	-	165
January 1, 2025	168	-	168
January 1, 2026	157	15	172

*** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2024 were achieved.

In the event of (i) any termination (other than for cause) after attaining retirement age (as defined in the respective executive's employment arrangement), the executive's outstanding RSUs shall immediately vest and the outstanding performance-based RSUs shall vest on their normal vesting date to the extent applicable performance criteria are realized; (ii) a change of control of Vishay in which the executive's RSUs and performance-based RSUs are not assumed or continued, all of such executive’s outstanding RSUs and performance-based RSUs shall immediately vest; (iii) a change of control of Vishay in which the executive's RSUs and performance-based RSUs are assumed or continued, upon termination without cause or good reason the executive's outstanding RSUs and performance-based RSUs.  In the event of voluntary termination by the executive prior to attaining retirement age or termination for cause, the executive’s outstanding RSUs and performance-based RSUs will be forfeited.

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

The following table summarizes the Company’s phantom stock units activity (number of phantom stock units in thousands):

	Years ended December 31,
	2023		2022		2021
	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit

Outstanding:
Beginning of year	226		212		198
Granted	5	$21.48	10	$22.20	10	$20.89
Dividend equivalents issued	2		4		4
Redeemed for common stock*	(113)		-		-
End of year	120		226		212
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

As of December 31, 2023, the Company has accrued environmental liabilities of $12,430, of which $2,936 is included in other accrued liabilities on the accompanying consolidated balance sheet, and $9,494 is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

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

Long-Term Purchase Agreements

The Company maintains long-term purchase agreements with subcontractors, suppliers, and other business partners to ensure access to external capacity and supply.  The Company has minimum purchase commitments pursuant to certain of its long-term arrangements with its subcontractors and other suppliers and business partners of $57,824 and $29,109 for the years 2024 through 2025, respectively.  Certain minimum purchase commitments are based on an 18-month rolling forecast and, accordingly, the 2025 minimum purchase commitments will likely increase.  The Company has the option to purchase amounts in addition to the minimum commitment and, accordingly, actual purchases may be different than the amounts disclosed above.  The Company exceeded its minimum purchase commitments in 2023.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

No customer represented greater than 10% of consolidated net revenue in 2023 or 2022.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries.  As of December 31, 2023, one customer comprised 12.4% of the Company's accounts receivable balance.  As of December 31, 2022, one customer comprised 10.2% of the Company's accounts receivable balance.  The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly.  The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2023, the following financial institutions held over 10% of the Company’s combined cash and cash equivalents and short-term investments balance:

JPMorgan*	16.2%
Santander*	16.2%
TD Bank*	15.0%
MUFG Bank Ltd.*	10.8%
Bank of America*	10.1%
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

Geographic Concentration

The Company has operations outside the United States, and approximately 74% of revenues earned during 2023 were derived from sales to customers outside the United States.  Additionally, as of December 31, 2023, $660,258 of the Company’s cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Some of the Company’s products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability.  This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest.  These conditions could have an adverse impact on the Company’s ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company’s overall financial condition, operating results, and ability to access its liquidity when needed.

As of December 31, 2023 the Company’s cash and cash equivalents and short-term investments were concentrated in the following countries:

United States	50.2%
People's Republic of China	10.7%
Israel	10.6%
The Republic of China (Taiwan)	9.2%
Germany	6.8%
Singapore	6.3%
Other Asia	3.8%
Other Europe	1.2%
Other	1.2%

Certain of the Company's non-U.S. subsidiaries have cash and cash equivalents and short-term investments deposited in U.S. financial institutions.

Vishay has been in operation in Israel for 53 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)
The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2023:
Net revenues	$778,754	$690,540	$243,146	$843,472	$347,392	$498,741	$-	$3,402,045
Segment Operating Income	195,793	153,462	42,963	209,425	99,684	104,985	-	$806,312
Depreciation expense	35,965	44,904	16,496	39,781	14,963	14,269	8,079	$174,457
Capital expenditures	132,543	62,185	23,228	67,085	10,767	21,914	11,688	$329,410

Total Assets as of December 31, 2023:	$702,299	$852,703	$352,984	$946,585	$365,111	$459,653	$560,588	$4,239,923

Year ended December 31, 2022:
Net revenues	$762,260	$765,220	$296,384	$832,806	$331,086	$509,645	$-	$3,497,401
Segment Operating Income	228,692	176,422	85,456	235,259	93,453	104,810	(6,661)	$917,431
Depreciation expense	30,551	40,014	14,065	34,903	14,927	14,286	7,118	$155,864
Capital expenditures	90,297	69,126	27,776	76,702	35,102	15,214	11,091	$325,308

Total Assets as of December 31, 2022:	$672,048	$814,017	$385,388	$861,870	$322,893	$496,924	$312,513	$3,865,653

Year ended December 31, 2021:
Net revenues	$667,998	$709,416	$302,714	$752,554	$335,638	$472,167	$-	$3,240,487
Segment Operating Income	148,652	145,814	82,378	190,953	97,482	85,342	-	$750,621
Depreciation expense	30,257	40,406	14,585	34,344	14,448	17,129	8,078	$159,247
Capital expenditures	44,227	45,772	25,068	57,729	24,377	13,099	8,100	$218,372

Total Assets as of December 31, 2021:	$503,937	$815,751	$377,815	$783,390	$355,353	$496,129	$210,882	$3,543,257
________________

	Years ended December 31,
	2023	2022	2021
Reconciliation:
Segment Operating Income	$806,312	$917,431	$750,621
Impact of COVID-19 Pandemic on Selling, General, and Administrative Expenses	-	(546)	-
Unallocated Selling, General, and Administrative Expenses	(320,168)	(301,399)	(282,819)
Consolidated Operating Income (Loss)	$486,144	$615,486	$467,802
Unallocated Other Income (Expense)	(18,742)	(21,981)	(33,192)
Consolidated Income Before Taxes	$467,402	$593,505	$434,610

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Years Ended December 31,
	2023	2022	2021

Distributors	$1,798,291	$2,019,842	$1,902,499
OEMs	1,378,065	1,229,114	1,138,569
EMS companies	225,689	248,445	199,419
	$3,402,045	$3,497,401	$3,240,487

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)
Net revenues were attributable to customers in the following regions:

	Years Ended December 31,
	2023	2022	2021

Asia	$1,255,563	$1,347,893	$1,392,267
Europe	1,255,652	1,146,898	1,072,025
Americas	890,830	1,002,610	776,195
	$3,402,045	$3,497,401	$3,240,487

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, military and aerospace, medical, power supplies, telecommunications, consumer products, and computing end markets.  Sales by end market are presented below:

	Years Ended December 31,
	2023	2022	2021

Industrial	$1,216,078	$1,377,043	$1,269,150
Automotive	1,202,923	1,067,499	994,039
Military and Aerospace	271,871	215,078	170,484
Medical	152,611	133,808	130,126
Other*	558,562	703,973	676,688
	$3,402,045	$3,497,401	$3,240,487
*Power supplies, telecommunications, consumer products, and computing

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2023	2022	2021

United States	$879,734	$974,503	$750,862
Germany	1,076,812	1,005,796	976,907
Other Europe	151,160	142,454	134,773
Israel	29,560	25,844	20,362
Asia	1,264,779	1,348,804	1,357,583
	$3,402,045	$3,497,401	$3,240,487

The following table summarizes property and equipment based on physical location:

	December 31,
	2023	2022

United States	$162,428	$144,112
Germany	305,504	229,449
Other Europe	148,646	118,672
Israel	98,800	87,174
People's Republic of China	250,209	250,669
Republic of China (Taiwan)	207,515	192,456
Other Asia	108,055	98,332
Other	13,489	9,595
	$1,294,646	$1,130,459

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2023	2022	2021

Numerator:
Net earnings attributable to Vishay stockholders	$323,820	$428,810	$297,970

Denominator:
Denominator for basic earnings per share:
Weighted average shares	139,318	143,176	144,796
Outstanding phantom stock units	129	223	209
Adjusted weighted average shares - basic	139,447	143,399	145,005

Effect of dilutive securities:
Restricted stock units	799	516	488
Convertible debt instruments	-	-	2
Dilutive potential common shares	799	516	490

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	140,246	143,915	145,495

Basic earnings per share attributable to Vishay stockholders	$2.32	$2.99	$2.05

Diluted earnings per share attributable to Vishay stockholders	$2.31	$2.98	$2.05

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2023	2022	2021

Restricted stock units	82	251	279

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

In connection with the issuance of the convertible senior notes due 2030, the Company entered into capped call transactions (see Note 6), which were not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive.  The capped calls are intended to reduce the potential dilution to the Company's common stock in the event that at the time of conversion of the convertible senior notes due 2030 the Company's common stock price exceeds the conversion price of the convertible senior notes due 2030.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired, consist of the following:

	Years ended December 31,
	2023	2022	2021

Accounts receivable	$(3,717)	$(26,696)	$(67,707)
Inventories	(58,758)	(119,595)	(121,492)
Prepaid expenses and other current assets	(42,005)	(11,380)	(35,377)
Accounts payable	743	(61,665)	61,481
Other current liabilities	(58,120)	77,223	79,683
Net change in operating assets and liabilities	$(161,857)	$(142,113)	$(83,412)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2023
Assets:
Assets held in rabbi trusts	$50,378	$24,343	$26,035	$-
Available for sale securities	$4,115	4,115	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$3,925	3,925	-	-
Fixed income securities	$21,232	21,232	-	-
Cash	$38,130	38,130	-	-
	$117,780	$91,745	$26,035	$-

Liability:
MaxPower acquisition contingent consideration	$938	-	-	938

December 31, 2022
Assets:
Assets held in rabbi trusts	$50,173	$27,168	$23,005	$-
Available for sale securities	$3,677	3,677	-	-
Precious metals	$1,252	1,252	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$5,876	5,876	-	$-
Fixed income securities	$18,406	18,406	-	-
Cash	$41,338	41,338	-	-
	$120,722	$97,717	$23,005	$-

Liability:
MaxPower acquisition contingent consideration	$6,870	-	-	6,870

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 18 – Fair Value Measurements (continued)
From time to time, the Company purchases precious metals bullion in excess of its immediate manufacturing needs to mitigate the risk of supply shortages or volatile price fluctuations.  The metals are valued based on quoted market prices on the last business day of the period.  The fair value measurement of the metals are considered a Level 1 measurement within the fair value hierarchy.  The inventory of precious metals bullion in excess of its immediate manufacturing needs was not material at December 31, 2023.

The Company may be required to make certain contingent consideration payments to non-employee equity holders of MaxPower pursuant to the acquisition agreement, which would be payable upon the achievement of certain technology milestones, upon favorable resolution of certain technology licensing matters with a third party, and upon the disposition of MaxPower's investment in an equity affiliate.  One of the contingencies was resolved in the fourth quarter of 2023, which resulted in no additional payments to the former employees and equity holders of MaxPower.  The fair value of these contingent payments is determined by estimating the net present value of the expected cash flows based on the probability of expected payments.  The fair value measurement of the contingent consideration payments is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the deferred financing costs, at December 31, 2023 and 2022 is approximately $836,200 and $491,100, respectively, compared to its carrying value, excluding the deferred financing costs, of $845,102 and $507,344, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At 2023 and 2022, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At December 31, 2023 and 2022, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the accompanying consolidated balance sheets.

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

Relationship with VPG after Spin-off

Following the spin-off, VPG and Vishay operate separately, each as independent public companies. Vishay has no ownership interest in VPG. However, Ruta Zandman solely or on a shared basis with Marc Zandman and Ziv Shoshani, all of whom are members of Vishay's Board of Directors, control a large portion of the voting power of both Vishay and VPG. Marc Zandman, Vishay’s Executive Chairman of the Board and an executive officer of Vishay, serves on the Board of Directors of VPG. Ziv Shoshani, CEO of VPG, serves as a director of Vishay.  Additionally, Timothy V. Talbert, a member of Vishay’s Board of Directors is also a member of the Board of Directors of VPG.

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