Form 10-Q
period 2024-03-30
VISHAY INTERTECHNOLOGY INC
filed 2024-05-08
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 30, 2024

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
☐ Yes  ☒ No

As of May 6, 2024 the registrant had 125,140,058 shares of its common stock (excluding treasury shares) and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
MARCH 30, 2024

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	March 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$796,541	$972,719
Short-term investments	37,418	35,808
Accounts receivable, net	411,203	426,674
Inventories:
Finished goods	166,684	167,083
Work in process	280,536	267,339
Raw materials	218,623	213,098
Total inventories	665,843	647,520

Prepaid expenses and other current assets	232,135	214,443
Total current assets	2,143,140	2,297,164

Property and equipment, at cost:
Land	84,302	77,006
Buildings and improvements	744,328	719,387
Machinery and equipment	3,171,593	3,053,868
Construction in progress	300,714	290,593
Allowance for depreciation	(2,857,344)	(2,846,208)
Property and equipment, net	1,443,593	1,294,646

Right of use assets	129,346	126,829

Deferred income taxes	135,786	137,394

Goodwill	238,890	201,416

Other intangible assets, net	73,444	72,333

Other assets	99,865	110,141
Total assets	$4,264,064	$4,239,923

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	March 30, 2024	December 31, 2023
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$197,513	$191,002
Payroll and related expenses	153,280	161,940
Lease liabilities	27,760	26,485
Other accrued expenses	258,773	239,350
Income taxes	72,018	73,098
Total current liabilities	709,344	691,875

Long-term debt less current portion	819,407	818,188
U.S. transition tax payable	47,027	47,027
Deferred income taxes	118,389	95,776
Long-term lease liabilities	103,594	102,830
Other liabilities	88,719	87,918
Accrued pension and other postretirement costs	190,356	195,503
Total liabilities	2,076,836	2,039,117

Equity:
Vishay stockholders' equity
Common stock	13,357	13,319
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,292,765	1,291,499
Retained earnings	1,058,531	1,041,372
Treasury stock (at cost)	(174,194)	(161,656)
Accumulated other comprehensive income (loss)	(9,685)	10,337
Total Vishay stockholders' equity	2,181,984	2,196,081
Noncontrolling interests	5,244	4,725
Total equity	2,187,228	2,200,806
Total liabilities and equity	$4,264,064	$4,239,923

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	March 30, 2024	April 1, 2023

Net revenues	$746,279	$871,046
Costs of products sold	575,872	592,333
Gross profit	170,407	278,713

Selling, general, and administrative expenses	127,736	120,145
Operating income	42,671	158,568

Other income (expense):
Interest expense	(6,496)	(5,120)
Other	8,087	3,329
Total other income (expense)	1,591	(1,791)

Income before taxes	44,262	156,777

Income tax expense	12,819	44,588

Net earnings	31,443	112,189

Less: net earnings attributable to noncontrolling interests	519	408

Net earnings attributable to Vishay stockholders	$30,924	$111,781

Basic earnings per share attributable to Vishay stockholders	$0.22	$0.79

Diluted earnings per share attributable to Vishay stockholders	$0.22	$0.79

Weighted average shares outstanding - basic	137,726	140,636

Weighted average shares outstanding - diluted	138,476	141,251

Cash dividends per share	$0.10	$0.10

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	March 30, 2024	April 1, 2023

Net earnings	$31,443	$112,189

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	(2,196)	136

Foreign currency translation adjustment	(17,826)	19,723

Other comprehensive income (loss)	(20,022)	19,859

Comprehensive income	11,421	132,048

Less: comprehensive income attributable to noncontrolling interests	519	408

Comprehensive income attributable to Vishay stockholders	$10,902	$131,640

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 30, 2024	April 1, 2023

Operating activities
Net earnings	$31,443	$112,189
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,527	43,301
Gain on disposal of property and equipment	(625)	(64)
Inventory write-offs for obsolescence	8,179	8,986
Deferred income taxes	4,376	7,329
Stock compensation expense	5,344	2,965
Other	426	(2,696)
Net change in operating assets and liabilities	(18,459)	(42,117)
Net cash provided by operating activities	80,211	129,893

Investing activities
Capital expenditures	(53,084)	(45,574)
Proceeds from sale of property and equipment	751	326
Purchase of business, net of cash acquired	(168,616)	-
Purchase of short-term investments	(19,232)	(41)
Maturity of short-term investments	17,611	121,768
Other investing activities	(1,219)	(892)
Net cash provided by (used in) investing activities	(223,789)	75,587

Financing activities
Net proceeds on revolving credit facility	-	65,000
Dividends paid to common stockholders	(12,542)	(12,810)
Dividends paid to Class B common stockholders	(1,210)	(1,210)
Repurchase of common stock held in treasury	(12,538)	(20,173)
Cash withholding taxes paid when shares withheld for vested equity awards	(4,053)	(3,653)
Net cash provided by (used in) financing activities	(30,343)	27,154
Effect of exchange rate changes on cash and cash equivalents	(2,257)	4,075

Net increase (decrease) in cash and cash equivalents	(176,178)	236,709

Cash and cash equivalents at beginning of period	972,719	610,825
Cash and cash equivalents at end of period	$796,541	$847,534

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$13,291	$1,210	$1,352,321	$773,228	$(82,972)	$(10,827)	$2,046,251	$3,899	$2,050,150
Net earnings	-	-	-	111,781	-	-	111,781	408	112,189
Other comprehensive income (loss)	-	-	-	-	-	19,859	19,859	-	19,859
Issuance of stock and related tax withholdings for vested restricted stock units (254,513 shares)	25	-	(3,678)	-	-	-	(3,653)	-	(3,653)
Dividends declared ($0.10 per share)	-	-	14	(14,034)	-	-	(14,020)	-	(14,020)
Stock compensation expense	-	-	2,965	-	-	-	2,965	-	2,965
Repurchase of common stock held in treasury (916,221 shares)	-	-	-	-	(20,173)	-	(20,173)	-	(20,173)
Balance at April 1, 2023	$13,316	$1,210	$1,351,622	$870,975	$(103,145)	$9,032	$2,143,010	$4,307	$2,147,317

Balance at December 31, 2023	$13,319	$1,210	$1,291,499	$1,041,372	$(161,656)	$10,337	$2,196,081	$4,725	$2,200,806
Net earnings	-	-	-	30,924	-	-	30,924	519	31,443
Other comprehensive income (loss)	-	-	-	-	-	(20,022)	(20,022)	-	(20,022)
Issuance of stock and related tax withholdings for vested restricted stock units and phantom stock units (371,055 shares)	38	-	(4,091)	-	-	-	(4,053)	-	(4,053)
Dividends declared ($0.10 per share)	-	-	13	(13,765)	-	-	(13,752)	-	(13,752)
Stock compensation expense	-	-	5,344	-	-	-	5,344	-	5,344
Repurchase of common stock held in treasury (565,420 shares)	-	-	-	-	(12,538)	-	(12,538)	-	(12,538)
Balance at March 30, 2024	$13,357	$1,210	$1,292,765	$1,058,531	$(174,194)	$(9,685)	$2,181,984	$5,244	$2,187,228

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The results of operations for the three fiscal months ended March 30, 2024 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2024 end on March 30, 2024, June 29, 2024, September 28, 2024, and December 31, 2024, respectively.  The four fiscal quarters in 2023 ended on April 1, 2023, July 1, 2023, September 30, 2023, and December 31, 2023, respectively.

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

Newport wafer fab

On March 5, 2024, Vishay acquired Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for $177,366 in cash, net of cash acquired and subject to customary post-closing adjustments.  The transaction included contingent payments of up to $15,000, held in escrow pending receipt of an export license.  The wafer fabrication facility is located on 28 acres and is an automotive-certified, 200mm semiconductor wafer fab with capacity to produce more than 30,000 wafers per month.  See Note 13 for further discussion on the fair value measurement of the contingent consideration liability.

The transaction was funded by Vishay with cash on-hand.  To effect the transaction, Vishay acquired a 100% interest in the legal entity Neptune 6 Limited, and its wholly-owned operating subsidiary, Nexperia Newport Limited, which owns and operates the Newport facility.  Neptune 6 Limited was renamed "Vishay UK Holdings Limited," and Nexperia Newport Limited was renamed "Vishay Newport Limited."

Based on an estimate of fair values, the Company allocated the purchase price of the acquisition as follows:

Net working deficit (excluding cash and cash equivalents)	$(339)
Property and equipment	153,597
Customer relationships	4,000
Other, net	1,315
Deferred taxes, net	(18,908)
Total identified assets and liabilities	139,665

Purchase price, net of cash acquired	177,366

Goodwill	$37,701

The acquired assets and liabilities are included in the MOSFETs segment.  There were no other material changes to goodwill or segment assets since December 31, 2023.  The weighted average useful lives for customer relationships is 3 years.  The goodwill associated with this transaction is not deductible for income tax purposes.  The preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets and finalization of a working capital adjustment.  There can be no assurance that the estimated amounts recorded represent the final purchase price allocation.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Company recognized $2,984 of acquisition costs classified as a component of selling, general, and administrative expenses.  These costs were recognized in the third and fourth fiscal quarters of 2023 and first fiscal quarter of 2024.

The results and operations of this acquisition have been included in the MOSFETs segment since March 5, 2024.  The inclusion of this acquisition did not have material impact on the MOSFETs segment's or the Company's consolidated results.

MaxPower Semiconductor, Inc.

In October 2022, the Company acquired all of the outstanding equity interests of MaxPower Semiconductor, Inc., ("MaxPower").  The Company paid cash of $50,000, net of cash acquired, at closing.  The transaction also included possible contingent payments of up to $57,500, which would be payable upon the achievement of certain technology milestones, upon favorable resolution of certain technology licensing matters with a third party, and upon the disposition of MaxPower's investment in an equity affiliate.  As of March 30, 2024, the contingent payments upon favorable resolution of certain technology licensing matters with a third party and upon the disposition of MaxPower's investment in an equity affiliate have been resolved.  The Company's estimate of the maximum possible contingent payments is $17,500.  See Note 13 for further discussion on the fair value measurement of the contingent consideration liability.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	March 30, 2024	December 31, 2023
Right of use assets
Operating Leases
Buildings and improvements	$120,508	$121,578
Machinery and equipment	8,838	5,251
Total	$129,346	$126,829
Current lease liabilities
Operating Leases
Buildings and improvements	$23,561	$23,647
Machinery and equipment	4,199	2,838
Total	$27,760	$26,485
Long-term lease liabilities
Operating Leases
Buildings and improvements	$99,028	$100,489
Machinery and equipment	4,566	2,341
Total	$103,594	$102,830
Total lease liabilities	$131,354	$129,315

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended
	March 30, 2024	April 1, 2023
Lease expense
Operating lease expense	$7,293	$6,881
Short-term lease expense	256	256
Variable lease expense	214	152
Total lease expense	$7,763	$7,289

The Company paid $7,540 and $7,199 for its operating leases in the three fiscal months ended March 30, 2024 and April 1, 2023, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows. The weighted-average remaining lease term for the Company's operating leases is 9.0 years and the weighted-average discount rate is 6.4% as of March 30, 2024.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

March 30, 2024
2024 (excluding the three fiscal months ended March 30, 2024)	$21,801
2025	26,426
2026	22,372
2027	18,373
2028	15,685
Thereafter	70,159

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended March 30, 2024 and April 1, 2023 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax (“Pillar Two”). Various jurisdictions around the world have passed, or are in the process of passing, legislation to enact Pillar Two and certain Pillar Two rules take effect in 2024 and 2025 in those jurisdictions. The United States has not adopted Pillar Two.  The Company is continuing to monitor the impacts of Pillar Two on its operations and does not anticipate a material increase in income tax expense associated with jurisdictions that have implemented an income inclusion rule. The Company is continuing to monitor and assess the impacts of Pillar Two rules set to take effect in 2025, such as the under-taxed profits rule.

During the three fiscal months ended March 30, 2024, the liabilities for unrecognized tax benefits did not materially change.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	March 30, 2024	December 31, 2023

Credit facility	$-	$-
Convertible senior notes, due 2025	95,102	95,102
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(25,695)	(26,914)
	819,407	818,188
Less current portion	-	-
	$819,407	$818,188

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes as of March 30, 2024:

	2025 Notes	2030 Notes
Issuance date	June 12, 2018	September 12, 2023
Maturity date	June 15, 2025	September 15, 2030
Principal amount as of March 30, 2024	$95,102	$750,000
Cash coupon rate (per annum)	2.25%	2.25%
Conversion rate (per $1 principal amount)	32.1476	33.1609
Effective conversion price (per share)	$31.11	$30.16
130% of the current effective conversion price (per share)	$40.44	$39.21

Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $1,213 and $818 for the fiscal quarters ended March 30, 2024 and April 1, 2023, respectively.

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

The following table summarizes activity pursuant to this policy:

	Fiscal quarters ended
	March 30, 2024	April 1, 2023
Dividends paid to stockholders	$13,752	$14,020
Stock repurchases	12,538	20,173
Total	$26,290	$34,193

The repurchased shares are being held as treasury stock.  The number of shares of common stock being held as treasury stock was 8,101,301 and 7,535,881 as of March 30, 2024 and December 31, 2023, respectively.

Note 7 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended
	March 30, 2024	April 1, 2023
Beginning balance	$47,760	$46,979
Sales allowances	25,276	25,837
Credits issued	(24,084)	(33,275)
Foreign currency	(204)	(1,261)
Ending balance	$48,748	$38,280

See disaggregated revenue information in Note 11.

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2024	$(14,599)	$24,936	$10,337
Other comprehensive income (loss) before reclassifications	(2,574)	(17,826)	$(20,400)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	(2,574)	(17,826)	$(20,400)
Amounts reclassified out of AOCI	488	-	$488
Tax effect	(110)	-	$(110)
Amounts reclassified out of AOCI, net of tax	378	-	$378
Net other comprehensive income (loss)	$(2,196)	$(17,826)	$(20,022)
Balance at March 30, 2024	$(16,795)	$7,110	$(9,685)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2024 and 2023 for the Company’s defined benefit pension plans:

	Fiscal quarter ended March 30, 2024		Fiscal quarter ended April 1, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$790	$-	$724
Interest cost	381	1,686	499	1,695
Expected return on plan assets	-	(596)	-	(570)
Amortization of prior service cost	16	57	36	55
Amortization of losses (gains)	(108)	457	(30)	86
Curtailment and settlement losses	-	105	-	107
Net periodic benefit cost	$289	$2,499	$505	$2,097

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2024 and 2023 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended March 30, 2024		Fiscal quarter ended April 1, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$5	$60	$5	$34
Interest cost	53	61	56	31
Amortization of losses (gains)	(60)	21	(80)	3
Net periodic benefit cost	$(2)	$142	$(19)	$68

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 10 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	March 30, 2024	April 1, 2023

Restricted stock units ("RSUs")	$5,226	$2,858
Phantom stock units	118	107
Total	$5,344	$2,965

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at March 30, 2024 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$19,166	1.9
Phantom stock units	-	n/a
Total	$19,166

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity as of March 30, 2024 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2024	1,717	$23.03
Granted	544	18.09
Vested*	(559)	23.07
Cancelled or forfeited	(26)	23.96
Outstanding at March 30, 2024	1,676	$21.40

Expected to vest at March 30, 2024	1,415
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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2025	168	-	168
January 1, 2026	-	167	167
January 1, 2027	140	94	234

Phantom Stock Units

The following table summarizes the Company's phantom stock units activity (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2024	120
Granted	5	$23.51
Dividend equivalents issued	1
Outstanding at March 30, 2024	126

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Total
Fiscal quarter ended March 30, 2024:
Net revenues	$153,173	$149,130	$49,199	$188,196	$88,651	$117,930	$746,279

Segment operating income	$8,047	$26,011	$1,493	$38,173	$23,181	$26,529	$123,434

Fiscal quarter ended April 1, 2023:
Net revenues	$198,181	$175,693	$60,403	$223,140	$80,338	$133,291	$871,046

Segment operating income	$58,017	$42,686	$17,300	$66,699	$20,979	$32,996	$238,677

	Fiscal quarters ended
	March 30, 2024	April 1, 2023
Reconciliation:
Segment Operating Income	$123,434	$238,677
Unallocated Selling, General, and Administrative Expenses	(80,763)	(80,109)
Consolidated Operating Income	$42,671	$158,568
Unallocated Other Income (Expense)	1,591	(1,791)
Consolidated Income Before Taxes	$44,262	$156,777

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors. The distribution of sales by customer type is shown below:

	Fiscal quarters ended
	March 30, 2024	April 1, 2023
Distributors	$382,480	$470,788
OEMs	313,827	340,428
EMS companies	49,972	59,830
Total Revenue	$746,279	$871,046

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended
	March 30, 2024	April 1, 2023
Asia	$284,007	$310,429
Europe	271,734	326,561
Americas	190,538	234,056
Total Revenue	$746,279	$871,046

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, computing, military and aerospace, consumer products, power supplies, medical, and telecommunications end markets.  Sales by end market are presented below:

	Fiscal quarters ended
	March 30, 2024	April 1, 2023
Industrial	$248,128	$325,960
Automotive	287,302	284,499
Military and Aerospace	83,356	62,125
Medical	34,389	42,103
Other*	93,104	156,359
Total Revenue	$746,279	$871,046

*Power supplies, telecommunications, consumer products, and computing.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended
	March 30, 2024	April 1, 2023

Numerator:
Net earnings attributable to Vishay stockholders	$30,924	$111,781

Denominator:
Denominator for basic earnings per share:
Weighted average shares	137,601	140,496
Outstanding phantom stock units	125	140
Adjusted weighted average shares - basic	137,726	140,636

Effect of dilutive securities:
Restricted stock units	750	615
Dilutive potential common shares	750	615

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	138,476	141,251

Basic earnings per share attributable to Vishay stockholders	$0.22	$0.79

Diluted earnings per share attributable to Vishay stockholders	$0.22	$0.79

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	March 30, 2024	April 1, 2023
Restricted stock units	127	-

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

In connection with the issuance of the convertible senior notes due 2030, the Company entered into capped call transactions, which were not included in the calculation of diluted earnings per share as their effect would have been anti-dilutive.  The capped calls are intended to reduce the potential dilution to the Company's common stock in the event that at the time of conversion of the convertible senior notes due 2030 the Company's common stock price exceeds the conversion price of the convertible senior notes due 2030.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
March 30, 2024
Assets:
Assets held in rabbi trusts	$51,061	$23,448	$27,613	$-
Available for sale securities	$4,023	4,023	-	-
	$55,084	$27,471	$27,613	$-

Liability:
Acquisitions contingent consideration	$15,938	$-	$-	$15,938

December 31, 2023
Assets:
Assets held in rabbi trusts	$50,378	$24,343	$26,035	$-
Available for sale securities	$4,115	4,115	-	-
	$54,493	$28,458	$26,035	$-

Liability:
Acquisitions contingent consideration	$938	$-	$-	$938

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

The Company may be required to make certain contingent payments to non-employee equity holders of MaxPower pursuant to the acquisition agreement, which will be payable upon the achievement of certain technology milestones.  The Company may be required to make certain contingent payments upon the receipt of an export license pursuant to the Newport wafer fab acquisition agreement.  The fair value of these contingent consideration payments is determined by estimating the net present value of the expected cash flows based on the probability of expected payments.  The fair value measurement of the contingent consideration is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at March 30, 2024 and December 31, 2023 is approximately $816,900 and $836,200, respectively, compared to its carrying value, excluding the deferred financing costs, of $845,102 and $845,102, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At March 30, 2024 and December 31, 2023, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At March 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using Level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company’s financial instruments also include accounts receivable and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis ("MD&A") is intended to provide an understanding of Vishay's financial condition, results of operations and cash flows by focusing on changes in certain key measures from period to period. The MD&A should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in Item 1.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K, particularly in Item 1A. "Risk Factors," filed with the Securities and Exchange Commission on February 16, 2024.

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

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while maintaining a prudent capital structure.  To drive growth and optimize stockholder value, we plan to capitalize on the mega trends of e-mobility, sustainability, and connectivity through initiatives.  We are developing go-to-market strategies and investing in and expanding the key product lines for growth that we have identified.  To increase our internal capacity, we plan to invest approximately $435 million in 2024, as part of our plan to invest approximately $1.4 billion in total capital expenditures for the period 2023 - 2025 and $2.6 billion in total capital expenditures for the period 2023 - 2028.  In addition, we are strategically expanding our outsourced production of commodity products to subcontractors.  At the same time, we are enhancing our channel management while investing in internal resources by adding customer-facing engineers and filling gaps in technology and market coverage.  Taken together, each of these initiatives supports our Think Customer First organizational culture.

On March 5, 2024, we completed the acquisition of Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for approximately $177.4 million in cash, net of cash acquired and subject to customary post-closing adjustments.  The wafer fabrication facility is located on 28 acres and is an automotive-certified, 200mm semiconductor wafer fab with capacity to produce more than 30,000 wafers per month. We plan to position the facility as a manufacturing excellence center and use it as the home for MaxPower to further develop and scale our SiC MOSFETs and diodes capabilities.  We expect the facility to initially generate a net loss while we invest in new equipment and qualify new products.

In addition to enhancing stockholder value through growing our business, in 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  See further discussion in “Stockholder Return Policy” below.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  In this volatile economic environment, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We believe we can react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  We believe we have significant liquidity to withstand temporary disruptions in the economic environment.

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics decreased in the first fiscal quarter of 2024 primarily due to the negative impacts of an on-going distributor inventory correction that resulted in lower orders.  Net revenues and margins decreased versus the prior periods primarily due to lower sales volume.

Net revenues for the fiscal quarter ended March 30, 2024 were $746.3 million, compared to $785.2 million and $871.0 million for the fiscal quarters ended December 31, 2023 and April 1, 2023, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended March 30, 2024 were $30.9 million, or $0.22 per diluted share, compared to $51.5 million, or $0.37 per diluted share for the fiscal quarter ended December 31, 2023, and $111.8 million, or $0.79 per diluted share for the fiscal quarter ended April 1, 2023.

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

Net earnings attributable to Vishay stockholders for the fiscal quarters ended March 30, 2024, December 31, 2023, and April 1, 2023 include no items affecting comparability.
The following table reconciles gross profit by segment to consolidated gross profit (in thousands):

	Fiscal quarters ended
	March 30, 2024	December 31, 2023	April 1, 2023

MOSFETs	$25,473	$45,909	$72,858
Diodes	32,370	39,421	48,129
Optoelectronic Components	7,001	6,537	21,940
Resistors	46,471	50,602	74,036
Inductors	26,787	29,390	23,723
Capacitors	32,305	28,805	38,027
Gross profit	$170,407	$200,664	$278,713

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
	Fiscal quarters ended
	March 30, 2024	December 31, 2023	April 1, 2023
Net cash provided by continuing operating activities	$80,211	$6,268	$129,893
Proceeds from sale of property and equipment	751	122	326
Less: Capital expenditures	(53,084)	(145,331)	(45,574)
Free cash	$27,878	$(138,941)	$84,645

Our results have been negatively impacted by the distributor inventory correction that began in the fourth fiscal quarter of 2022 and continued through the first fiscal quarter of 2024.  Our results for the first fiscal quarter of 2024 remain strong, although weaker than our prior fiscal quarter and prior year quarter results.

Stockholder Return Policy

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.

The following table summarizes activity pursuant to this policy (in thousands):

	Fiscal quarters ended
	March 30, 2024	April 1, 2023
Dividends paid to stockholders	$13,752	$14,020
Stock repurchases	12,538	20,173
Total	$26,290	$34,193

We have determined that substantially all unremitted foreign earnings in Germany and Israel are no longer indefinitely reinvested.  These indefinite reinvestment assertions provide greater access to our worldwide cash balances to fund our growth plan and our Stockholder Return Policy, but also negatively impact our effective tax rate.

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

Our chief operating decision maker makes decisions, allocates resources, and evaluates business segment performance based on segment operating income.  Only dedicated, direct selling, general, and administrative ("SG&A") expenses of the segments are included in the calculation of segment operating income.  We do not allocate certain SG&A expenses that are managed at the regional or corporate global level to our segments.  Accordingly, segment operating income excludes these SG&A expenses that are not directly traceable to the segments.  Segment operating income would also exclude costs not routinely used in the management of the segments in periods when those items are present, such as restructuring and severance costs, and other items affecting comparability.  Segment operating income is clearly a function of net revenues, but also reflects our cost management programs and our ability to contain fixed costs.  Segment operating margin is segment operating income expressed as a percentage of net revenues.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2023 through the first fiscal quarter of 2024 (dollars in thousands):

	1st Quarter 2023	2nd Quarter 2023	3rd Quarter 2023	4th Quarter 2023	1st Quarter 2024

Net revenues	$871,046	$892,110	$853,653	$785,236	$746,279

Gross profit margin	32.0%	28.9%	27.8%	25.6%	22.8%

Operating margin	18.2%	15.1%	13.5%	9.9%	5.7%

End-of-period backlog	$2,169,400	$1,895,100	$1,552,400	$1,381,800	$1,253,400

Book-to-bill ratio	0.84	0.69	0.63	0.75	0.82

Inventory turnover	3.7	3.9	3.7	3.6	3.5

Change in ASP vs. prior quarter	1.2%	(0.7)%	(0.8)%	(0.7)%	(2.5)%
_________________________________________

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues decreased versus the prior fiscal quarter and the first fiscal quarter of 2023 primarily due to lower sales volume and lower average selling prices.  The book-to-bill ratio increased slightly versus the prior fiscal quarter, but orders and backlog continued to be negatively impacted by the distributor inventory correction that continued in the first fiscal quarter of 2024.  We continue to increase manufacturing capacity for critical product lines.  Average selling prices decreased versus the prior fiscal quarter and prior year quarter.

Gross profit margin decreased versus the prior fiscal quarter and the prior year quarter primarily due to lower sales volume, decreased average selling prices, and the impact of the Newport acquisition.  Cost inflation also contributed to the decrease versus the prior year quarter.

The book-to-bill ratio in the first fiscal quarter of 2024 increased to 0.82 versus 0.75 in the fourth fiscal quarter of 2023.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2023 through the first fiscal quarter of 2024 (dollars in thousands):

	1st Quarter 2023	2nd Quarter 2023	3rd Quarter 2023	4th Quarter 2023	1st Quarter 2024
MOSFETs
Net revenues	$198,181	$207,388	$205,027	$168,158	$153,173

Book-to-bill ratio	0.95	0.68	0.50	0.62	0.68

Gross profit margin	36.8%	34.7%	33.5%	27.3%	16.6%

Segment operating margin	29.3%	27.4%	25.7%	16.8%	5.3%

Diodes
Net revenues	$175,693	$174,735	$176,788	$163,324	$149,130

Book-to-bill ratio	0.71	0.54	0.58	0.61	0.72

Gross profit margin	27.4%	23.4%	26.7%	24.1%	21.7%

Segment operating margin	24.3%	20.1%	23.5%	20.9%	17.4%

Optoelectronic Components
Net revenues	$60,403	$64,449	$64,441	$53,853	$49,199

Book-to-bill ratio	0.72	0.70	0.57	0.59	0.89

Gross profit margin	36.3%	24.2%	28.1%	12.1%	14.2%

Segment operating margin	28.6%	16.7%	20.3%	3.4%	3.0%

Resistors
Net revenues	$223,140	$222,433	$199,877	$198,022	$188,196

Book-to-bill ratio	0.88	0.74	0.65	0.82	0.79

Gross profit margin	33.2%	29.1%	24.6%	25.6%	24.7%

Segment operating margin	29.9%	25.8%	20.9%	22.0%	20.3%

Inductors
Net revenues	$80,338	$89,239	$89,947	$87,868	$88,651

Book-to-bill ratio	1.04	0.84	0.85	0.91	0.96

Gross profit margin	29.5%	34.5%	31.7%	33.4%	30.2%

Segment operating margin	26.1%	30.9%	27.9%	29.6%	26.1%

Capacitors
Net revenues	$133,291	$133,866	$117,573	$114,011	$117,930

Book-to-bill ratio	0.70	0.70	0.75	0.95	1.03

Gross profit margin	28.5%	25.1%	22.1%	25.3%	27.4%

Segment operating margin	24.8%	21.0%	17.5%	20.4%	22.5%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	March 30, 2024	December 31, 2023	April 1, 2023
Cost of products sold	77.2%	74.4%	68.0%
Gross profit	22.8%	25.6%	32.0%
Selling, general & administrative expenses	17.1%	15.6%	13.8%
Operating income	5.7%	9.9%	18.2%
Income before taxes and noncontrolling interest	5.9%	10.3%	18.0%
Net earnings attributable to Vishay stockholders	4.1%	6.6%	12.8%
________
Effective tax rate	29.0%	35.6%	28.4%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2024	December 31, 2023	April 1, 2023
Net revenues	$746,279	$785,236	$871,046

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 30, 2024
	Change in net revenues	% change
December 31, 2023	(38,957)	(5.0)%
April 1, 2023	(124,767)	(14.3)%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Decrease in volume	(3.4)%	(12.2)%
Decrease in average selling prices	(2.5)%	(3.6)%
Foreign currency effects	0.3%	0.3%
Acquisition	0.4%	0.4%
Other	0.2%	0.8%
Net change	(5.0)%	(14.3)%

Despite the distributor inventory correction that we continue to experience, the long-term prospects for our business remain favorable, and we continue to increase manufacturing capacities for critical product lines.  The decrease in net revenues versus the prior fiscal quarter and prior year quarter are primarily due to decreased sales volume and average selling prices.

Gross Profit Margins
Gross profit margins for the fiscal quarter ended March 30, 2024 were 22.8%, versus 25.6% and 32.0% for the comparable prior fiscal quarter and prior year period, respectively.  Gross profit margin decreased versus the prior fiscal quarter and the prior year quarter primarily due to lower sales volume, decreased average selling prices, and the impact of the Newport acquisition.  Cost inflation also contributed to the decrease versus the prior year quarter.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2024	December 31, 2023	April 1, 2023
Net revenues	$153,173	$168,158	$198,181
Gross profit margin	16.6%	27.3%	36.8%
Segment operating margin	5.3%	16.8%	29.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 30, 2024
	Change in net revenues	% change
December 31, 2023	(14,985)	(8.9)%
April 1, 2023	(45,008)	(22.7)%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Decrease in volume	(3.9)%	(17.2)%
Decrease in average selling prices	(7.5)%	(10.2)%
Foreign currency effects	0.2%	0.2%
Acquisition	1.9%	1.6%
Other	0.4%	2.9%
Net change	(8.9)%	(22.7)%

The MOSFET segment net revenues decreased versus the prior fiscal quarter and the prior year quarter.  The decreases were primarily due to decreased sales to distributor customers and customers in all regions.  An increase in sales to automotive end market customers partially offset the decrease versus the prior fiscal quarter.

Gross profit margin decreased versus the prior fiscal quarter and the prior year quarter.  The decreases are primarily due to lower average selling prices, costs associated with Newport wafer fab acquired in March 2024, and lower sales volume.

The segment operating margin decreased versus the prior fiscal quarter and the prior year quarter.  The decreases are primarily due to gross profit decreases.

Average selling prices decreased significantly versus the prior fiscal quarter and the prior year quarter.
We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We have begun building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, which we expect will increase our in-house wafer capacity by approximately 70% within 3-4 years and allow us to balance our in-house and foundry wafer supply.

We acquired leading edge silicon and silicon carbide MOSFETs products with our acquisition of MaxPower in the fourth fiscal quarter of 2022.  We plan to use the Newport wafer fabrication facility acquired in the first fiscal quarter of 2024 as the home for MaxPower to further develop and scale our SiC MOSFETs and diodes capabilities.

Diodes
Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2024	December 31, 2023	April 1, 2023
Net revenues	$149,130	$163,324	$175,693
Gross profit margin	21.7%	24.1%	27.4%
Segment operating margin	17.4%	20.9%	24.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 30, 2024
	Change in net revenues	% change
December 31, 2023	$(14,194)	(8.7)%
April 1, 2023	$(26,563)	(15.1)%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Decrease in volume	(7.9)%	(11.7)%
Decrease in average selling prices	(1.3)%	(4.5)%
Foreign currency effects	0.2%	0.1%
Other	0.3%	1.0%
Net change	(8.7)%	(15.1)%

Net revenues of the Diodes segment decreased versus the prior fiscal quarter and the prior year quarter.  The decreases are primarily due to decreased sales to distribution customers and industrial and automotive end market customers in all regions.

Gross profit margin decreased versus the prior fiscal quarter and the prior year quarter.  The increases are primarily due to lower sales volume and decreased average selling prices.

The segment operating margin decreased versus the prior fiscal quarter and prior year quarter.  The decreases are primarily due to decreased gross profit.

Average selling prices decreased versus the prior fiscal quarter and prior year quarter.

We plan to use the Newport wafer fabrication facility acquired in the first fiscal quarter of 2024 as the home for MaxPower to further develop and scale our SiC MOSFETs and diodes capabilities.

Optoelectronic Components
Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2024	December 31, 2023	April 1, 2023

Net revenues	$49,199	$53,853	$60,403
Gross profit margin	14.2%	12.1%	36.3%
Segment operating margin	3.0%	3.4%	28.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 30, 2024
	Change in net revenues	% change
December 31, 2023	$(4,654)	(8.6)%
April 1, 2023	$(11,204)	(18.5)%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Decrease in volume	(5.7)%	(17.4)%
Decrease in average selling prices	(3.1)%	(2.3)%
Foreign currency effects	0.4%	0.5%
Other	(0.2)%	0.7%
Net change	(8.6)%	(18.5)%

Net revenues of our Optoelectronic Components segment decreased versus the prior fiscal quarter and the prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to distribution customers and industrial end market customers in all regions, particularly Asia, partially offset by increased sales to EMS customers and automotive and consumer product end market customers.  The decrease versus the prior year quarter is due to decreased sales to all regions, distribution customers, and all end market customers.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to the positive impact of increased inventory and accelerated depreciation costs that negatively impacted the prior fiscal quarter.  The decrease versus the prior year quarter is primarily due to lower sales volume, decreased average selling prices, and manufacturing inefficiencies.

The segment operating margin decreased versus the prior fiscal quarter and the prior year quarter.  The decreases are primarily due to gross profit decreases.

Average selling prices decreased versus the prior fiscal quarter and prior year quarter.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2024	December 31, 2023	April 1, 2023
Net revenues	$188,196	$198,022	$223,140
Gross profit margin	24.7%	25.6%	33.2%
Segment operating margin	20.3%	22.0%	29.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 30, 2024
	Change in net revenues	% change
December 31, 2023	$(9,826)	(5.0)%
April 1, 2023	$(34,944)	(15.7)%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Decrease in volume	(5.7)%	(15.6)%
Decrease in average selling prices	(0.4)%	(0.8)%
Foreign currency effects	0.5%	0.4%
Other	0.6%	0.3%
Net change	(5.0)%	(15.7)%

Net revenues of the Resistors segment decreased versus the prior fiscal quarter and prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to distribution customers, military and aerospace and industrial end market customers, and customers in the Asia region, partially offset by increased sales to EMS customers, medical end market customers, and customers in the Americas region.  The decrease versus the prior year quarter is primarily due to decreased sales to distribution and EMS customers, industrial end market customers, and customers in all regions, particularly Asia.

The gross profit margin decreased versus the prior fiscal quarter and the prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to decreased sales volume.  The decrease versus the prior year quarter is primarily due to decreased sales volume and manufacturing inefficiencies.

The segment operating margin decreased versus the prior fiscal quarter and prior year quarter.  The decreases are primarily due to decreased gross profit.

Average selling prices decreased versus the prior fiscal quarter and the prior year quarter.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses.

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2024	December 31, 2023	April 1, 2023
Net revenues	$88,651	$87,868	$80,338
Gross profit margin	30.2%	33.4%	29.5%
Segment operating margin	26.1%	29.6%	26.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 30, 2024
	Change in net revenues	% change
December 31, 2023	$783	0.9%
April 1, 2023	$8,313	10.3%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	2.7%	11.8%
Decrease in average selling prices	(1.9)%	(1.3)%
Foreign currency effects	0.2%	0.2%
Other	(0.1)%	(0.4)%
Net change	0.9%	10.3%

Net revenues of the Inductors segment increased slightly versus the prior fiscal quarter and significantly versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to EMS customers, automotive and military and aerospace end market customers and customers in the Europe and Americas regions, partially offset by decreased sales to distribution customers, industrial end market customers, and customers in the Asia region.  The increase versus the prior year quarter is primarily due to increased sales to automotive and military and aerospace end market customers and customers in all regions, particularly the Americas region, partially offset by decreased sales to distribution customers and industrial end market customers.

The gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to decreased average selling prices and higher labor costs.  The increase versus the prior year quarter is primarily due to higher sales volume and manufacturing efficiencies.

The segment operating margin decreased versus the prior fiscal quarter, but was flat versus the prior year quarter.  The fluctuations are primarily due to gross profit fluctuations.  Cost inflation negatively impacted the segment operating margin versus the prior year quarter.

Average selling prices decreased slightly versus the prior fiscal quarter and prior year quarter.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2024	December 31, 2023	April 1, 2023
Net revenues	$117,930	$114,011	$133,291
Gross profit margin	27.4%	25.3%	28.5%
Segment operating margin	22.5%	20.4%	24.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 30, 2024
	Change in net revenues	% change
December 31, 2023	$3,919	3.4%
April 1, 2023	$(15,361)	(11.5)%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	4.0%	(12.0)%
Change in average selling prices	(0.8)%	0.4%
Foreign currency effects	0.5%	0.4%
Other	(0.3)%	(0.3)%
Net change	3.4%	(11.5)%

Net revenues of the Capacitors segment increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Asia region.  The decrease versus the prior year quarter is primarily due to decreased sales to distribution customers, industrial end market customers, and customers in the Americas and Europe regions.

The gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to higher sales volume, manufacturing efficiencies, and favorable sales mix.  The decrease versus the prior year quarter is primarily due to lower sales volume, higher wage and tantalum costs, partially offset by favorable sales mix.

The segment operating margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The fluctuations are primarily due to gross profit fluctuations.

Average selling prices decreased versus the prior fiscal quarter, but increased versus the prior year quarter.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	March 30, 2024	December 31, 2023	April 1, 2023
Total SG&A expenses	$127,736	$122,834	$120,145
as a percentage of revenues	17.1%	15.6%	13.8%

The sequential increase in SG&A expenses is primarily attributable to uneven attribution of stock-based compensation expense and cost inflation.  SG&A expenses increased versus the prior year quarter due to higher stock-based compensation expense and general cost inflation.

Other Income (Expense)

Interest expense for the fiscal quarter ended March 30, 2024 was flat versus the fiscal quarter ended December 31, 2023 and increased by $1.4 million versus the fiscal quarter ended April 1, 2023.  The increase versus the prior year fiscal quarter is due to the issuance of the convertible senior notes due 2030 in the third fiscal quarter of 2023.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	March 30, 2024	December 31, 2023	Change
Foreign exchange gain (loss)	$1,293	$(443)	$1,736
Interest income	9,053	9,934	(881)
Other components of other periodic pension cost	(2,073)	(2,547)	474
Investment income (expense)	(366)	2,215	(2,581)
Other	180	109	71
	$8,087	$9,268	$(1,181)

	Fiscal quarters ended
	March 30, 2024	April 1, 2023	Change
Foreign exchange gain (loss)	$1,293	$(1,490)	$2,783
Interest income	9,053	5,944	3,109
Other components of other periodic pension cost	(2,073)	(1,888)	(185)
Investment income (expense)	(366)	744	(1,110)
Other	180	19	161
	$8,087	$3,329	$4,758

Income Taxes
For the fiscal quarter ended March 30, 2024, our effective tax rate was 29.0%, as compared to 35.6% and 28.4% for the fiscal quarters ended December 31, 2023 and April 1, 2023, respectively.  We expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.

During the three fiscal months ended March 30, 2024, the liabilities for unrecognized tax benefits did not materially change.

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

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of March 30, 2024 continued to be strong.  Cash and short-term investments exceed our long-term debt balances, and we have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, fund our Stockholder Return Policy, and to reduce debt levels.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $80.2 million for the three fiscal months ended March 30, 2024, as compared to cash flows provided by operations of $129.9 million for the three fiscal months ended April 1, 2023.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the first fiscal quarter of 2023 through the first fiscal quarter of 2024:

	Fiscal quarters ended
	1st Quarter 2023	2nd Quarter 2023	3rd Quarter 2023	4th Quarter 2023	1st Quarter 2024
Days sales outstanding ("DSO") (a)	45	46	48	50	51
Days inventory outstanding (b)	98	94	96	101	104
Days payable outstanding ("DPO") (c)	(32)	(32)	(33)	(31)	(31)
Cash conversion cycle	111	108	111	120	124

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

Cash paid for property and equipment for the three fiscal months ended March 30, 2024 was $53.1 million, as compared to $45.6 million for the three fiscal months ended April 1, 2023.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  To increase our internal capacity, we plan to invest approximately $435 million in 2024, as part of our plan to invest approximately $1.4 billion in total capital expenditures for the period 2023 to 2025 and $2.6 billion for the period 2023 to 2028.

Free cash flow for the three fiscal months ended March 30, 2024 decreased versus the three fiscal months ended April 1, 2023 primarily due to decreased net earnings.  We expect that free cash flow will be negatively impacted by the expected high level of capital expenditures for expansion in 2023 - 2025 after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at March 30, 2024 and December 31, 2023 (in thousands):

	March 30, 2024	December 31, 2023

Credit facility	$-	$-
Convertible senior notes, due 2025	95,102	95,102
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(25,695)	(26,914)
Total debt	819,407	818,188

Cash and cash equivalents	796,541	972,719
Short-term investments	37,418	35,808
Net cash and short-term investments (debt)	$14,552	$190,339

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

As of March 30, 2024, 89% of our cash and cash equivalents and short-term investments were held in countries outside of the United States.  Cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  A U.S.-domiciled subsidiary was the acquiring entity of Nexperia's wafer fabrication facility and operations in Newport, South Wales, U.K.  Our U.S. subsidiaries also have cash operating needs.  The recent distribution of earnings from Israel and Germany to the United States was used to fund the Nexperia transaction and will also be used to fund our Stockholder Return Policy.  We expect that cash on-hand and cash flows from operations will be sufficient to meet our longer-term financing needs related to normal operating requirements, regular dividend payments, share repurchases pursuant to our Stockholder Return Policy, and our research and development and capital expenditure plans.  Our substantially undrawn credit facility provides us with significant operating liquidity in the United States.

We maintain a $750 million revolving credit agreement that matures on May 8, 2028.  The maximum amount available on the revolving credit facility is restricted by the financial covenants described below.  The credit facility also provides us the ability to request up to $300 million of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt.

We had no amount outstanding on our revolving credit facility at December 31, 2023 and March 30, 2024.  We expect to use the revolving credit facility from time-to-time to meet short-term financing needs.

Pursuant to the credit facility, the financial maintenance covenants include (a) an interest coverage ratio of not less than 2.00 to 1; and (b) a net leverage ratio of not more than 3.25 to 1 (and a pro forma ratio of 3.00 to 1 on the date of incurrence of additional debt).  Net leverage ratio reduces the measure of outstanding debt by up to $250 million of unrestricted cash.  The computation of these ratios is prescribed in Article VI of the Credit Agreement between Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., which was filed with the SEC as Exhibit 10.1 to our current report on Form 8-K filed May 8, 2023.

The credit facility limits or restricts us from, among other things, incurring indebtedness, incurring liens on its respective assets, making investments and acquisitions (assuming our pro forma net leverage ratio is greater than 2.75 to 1.00), making asset sales, and paying cash dividends and making other restricted payments (assuming our pro forma net leverage ratio is greater than 2.50 to 1.00).

We were in compliance with all financial covenants under the credit facility at March 30, 2024.  Our interest coverage ratio and net leverage ratio were 11.78 to 1 and 0.99 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and any amounts then outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior notes due 2025 and due 2030 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.  The maturity date of the credit facility will accelerate if within ninety-one days prior to the maturity of our convertible senior notes due 2025, the outstanding principal amount of such notes exceeds a defined liquidity measure as set forth in the credit facility.  The repurchase of $370.2 million principal amount of convertible senior notes due 2025 in 2023 reduces the risk that the maturity date of the credit facility will accelerate.

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the credit facility are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 1.41 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 1.60% (including the applicable credit spread), and the undrawn commitment fee is 0.25% per annum.

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

We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before 2025.

The convertible senior notes due 2025 and due 2030 are not currently convertible.  Pursuant to the indenture governing the convertible senior notes due 2030, we will cash-settle the principal amount of $1,000 per note and settle any additional amounts in cash or shares of our common stock.  Pursuant to the indenture governing the convertible senior notes due 2025 and the amendments thereto incorporated in the Supplemental Indenture dated December 23, 2020, we will cash-settle the principal amount of $1,000 per note and settle any additional amounts in shares of our common stock.  We intend to finance the principal amount of any converted notes using borrowings under our credit facility.  No conversions have occurred to date.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected.  Among the factors that could cause actual results to materially differ include: general business and economic conditions; delays or difficulties in implementing our cost reduction strategies; delays or difficulties in expanding our manufacturing capacities; manufacturing or supply chain interruptions or changes in customer demand (including due to political, economic, and health instability and military conflicts and hostilities); an inability to attract and retain highly qualified personnel; changes in foreign currency exchange rates; uncertainty related to the effects of changes in foreign currency exchange rates; competition and technological changes in our industries; difficulties in new product development; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses; changes in applicable domestic and foreign tax regulations and uncertainty regarding the same; changes in U.S. and foreign trade regulations and tariffs and uncertainty regarding the same; changes in applicable accounting standards and other factors affecting our operations, markets, capacity to meet demand, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our 2023 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024, describes our exposure to market risks.  There have been no material changes to our market risks since December 31, 2023.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024 describes certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended March 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Amount Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 27	215,084	$22.61	215,084	$4,863,117	2,662,301
January 28 - February 24	272,076	$22.02	272,076	$5,991,984	2,390,225
February 25 - March 30	78,260	$21.51	78,260	$1,683,025	2,311,965
Total	565,420	$22.17	565,420	$12,538,126	2,311,965

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

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended March 30, 2024.

Item 6.	Exhibits

10.1
Amendment to Employment Agreement, dated February 27, 2024, between Vishay Dale Electronics LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed February 29, 2024.

10.2
Amendment to Employment Agreement, dated February 27, 2024, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeff Webster.  Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed February 29, 2024.

10.3
Employment Agreement, dated February 27, 2024, between Vishay Intertechnology, Inc., and David E. McConnell. Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed February 29, 2024.

10.4
Amendment to Employment Agreement, dated February 27, 2024, between Siliconix incorporated (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Roy Shoshani.  Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed February 29, 2024.

10.5
Employment Agreement, dated February 27, 2024, between Vishay Intertechnology, Inc., and Michael O'Sullivan.  Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed February 29, 2024.

10.6
Amendment to Employment Agreement, dated February 27, 2024, between Vishay Intertechnology, Inc., and Peter Henrici.  Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K, filed February 29, 2024.

10.7	Form of Executive Officer Restricted Stock Unit Agreement.
10.8	Form of Performance-Based Restricted Stock Unit Agreement.
31.1
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Joel Smejkal, Chief Executive Officer.

31.2
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - David E. McConnell, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joel Smejkal, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David E. McConnell, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 30, 2024, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY INTERTECHNOLOGY, INC.

/s/ David E. McConnell
David E. McConnell
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial officer)

/s/ David L. Tomlinson
David L. Tomlinson
Senior Vice President - Chief Accounting Officer
(as a duly authorized officer and principal accounting officer)

Date:  May 8, 2024