Form 10-Q
period 2024-06-29
VISHAY INTERTECHNOLOGY INC
filed 2024-08-07
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 29, 2024

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
☐ Yes  ☒ No

As of August 5, 2024 the registrant had 124,668,345 shares of its common stock (excluding treasury shares) and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
June 29, 2024

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	June 29, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$672,731	$972,719
Short-term investments	15,320	35,808
Accounts receivable, net	424,512	426,674
Inventories:
Finished goods	172,353	167,083
Work in process	280,490	267,339
Raw materials	218,480	213,098
Total inventories	671,323	647,520

Prepaid expenses and other current assets	213,331	214,443
Total current assets	1,997,217	2,297,164

Property and equipment, at cost:
Land	84,036	77,006
Buildings and improvements	752,194	719,387
Machinery and equipment	3,226,301	3,053,868
Construction in progress	283,024	290,593
Allowance for depreciation	(2,888,004)	(2,846,208)
Property and equipment, net	1,457,551	1,294,646

Right of use assets	124,878	126,829

Deferred income taxes	135,752	137,394

Goodwill	250,580	201,416

Other intangible assets, net	86,895	72,333

Other assets	99,828	110,141
Total assets	$4,152,701	$4,239,923

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	June 29, 2024	December 31, 2023
Liabilities and equity
Current liabilities:
Trade accounts payable	$198,527	$191,002
Payroll and related expenses	152,423	161,940
Lease liabilities	27,502	26,485
Other accrued expenses	241,961	239,350
Income taxes	49,546	73,098
Total current liabilities	669,959	691,875

Long-term debt less current portion	820,622	818,188
U.S. transition tax payable	-	47,027
Deferred income taxes	108,886	95,776
Long-term lease liabilities	98,907	102,830
Other liabilities	85,306	87,918
Accrued pension and other postretirement costs	187,575	195,503
Total liabilities	1,971,255	2,039,117

Equity:
Vishay stockholders' equity
Common stock	13,358	13,319
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,296,721	1,291,499
Retained earnings	1,068,351	1,041,372
Treasury stock (at cost)	(186,816)	(161,656)
Accumulated other comprehensive income (loss)	(16,969)	10,337
Total Vishay stockholders' equity	2,175,855	2,196,081
Noncontrolling interests	5,591	4,725
Total equity	2,181,446	2,200,806
Total liabilities and equity	$4,152,701	$4,239,923

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	June 29, 2024	July 1, 2023

Net revenues	$741,239	$892,110
Costs of products sold	578,369	634,637
Gross profit	162,870	257,473

Selling, general, and administrative expenses	124,953	122,857
Operating income	37,917	134,616

Other income (expense):
Interest expense	(6,657)	(6,404)
Other	5,011	5,257
Total other income (expense)	(1,646)	(1,147)

Income before taxes	36,271	133,469

Income tax expense	12,391	38,054

Net earnings	23,880	95,415

Less: net earnings attributable to noncontrolling interests	347	377

Net earnings attributable to Vishay stockholders	$23,533	$95,038

Basic earnings per share attributable to Vishay stockholders	$0.17	$0.68

Diluted earnings per share attributable to Vishay stockholders	$0.17	$0.68

Weighted average shares outstanding - basic	137,326	139,764

Weighted average shares outstanding - diluted	138,084	140,478

Cash dividends per share	$0.10	$0.10

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	June 29, 2024	July 1, 2023

Net earnings	$23,880	$95,415

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	388	148

Foreign currency translation adjustment	(7,672)	3,475

Other comprehensive income (loss)	(7,284)	3,623

Comprehensive income	16,596	99,038

Less: comprehensive income attributable to noncontrolling interests	347	377

Comprehensive income attributable to Vishay stockholders	$16,249	$98,661

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 29, 2024	July 1, 2023

Net revenues	$1,487,518	$1,763,156
Costs of products sold	1,154,241	1,226,970
Gross profit	333,277	536,186

Selling, general, and administrative expenses	252,689	243,002
Operating income	80,588	293,184

Other income (expense):
Interest expense	(13,153)	(11,524)
Other	13,098	8,586
Total other income (expense)	(55)	(2,938)

Income before taxes	80,533	290,246

Income tax expense	25,210	82,642

Net earnings	55,323	207,604

Less: net earnings attributable to noncontrolling interests	866	785

Net earnings attributable to Vishay stockholders	$54,457	$206,819

Basic earnings per share attributable to Vishay stockholders	$0.40	$1.48

Diluted earnings per share attributable to Vishay stockholders	$0.39	$1.47

Weighted average shares outstanding - basic	137,525	140,201

Weighted average shares outstanding - diluted	138,279	140,865

Cash dividends per share	$0.20	$0.20

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	June 29, 2024	July 1, 2023

Net earnings	$55,323	$207,604

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	(1,808)	284

Foreign currency translation adjustment	(25,498)	23,198

Other comprehensive income (loss)	(27,306)	23,482

Comprehensive income	28,017	231,086

Less: comprehensive income attributable to noncontrolling interests	866	785

Comprehensive income attributable to Vishay stockholders	$27,151	$230,301

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 29, 2024	July 1, 2023

Operating activities
Net earnings	$55,323	$207,604
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	101,677	87,694
Gain on disposal of property and equipment	(1,091)	(495)
Inventory write-offs for obsolescence	19,051	18,023
Deferred income taxes	5,589	16,166
Stock compensation expense	9,293	6,082
Other	(632)	(811)
Change in U.S. transition tax liability	(37,622)	(27,670)
Change in repatriation tax liability	(15,000)	-
Net change in operating assets and liabilities	(81,107)	(69,461)
Net cash provided by operating activities	55,481	237,132

Investing activities
Capital expenditures	(115,648)	(117,250)
Proceeds from sale of property and equipment	1,265	1,013
Purchase of businesses, net of cash acquired	(200,185)	(5,003)
Purchase of short-term investments	(59,638)	(41)
Maturity of short-term investments	80,110	293,282
Other investing activities	(1,220)	(892)
Net cash provided by (used in) investing activities	(295,316)	171,109

Financing activities
Net proceeds on revolving credit facility	-	143,000
Debt issuance costs	-	(6,120)
Dividends paid to common stockholders	(25,033)	(25,538)
Dividends paid to Class B common stockholders	(2,419)	(2,419)
Repurchase of common stock held in treasury	(25,160)	(40,399)
Distributions to noncontrolling interests	-	(867)
Cash withholding taxes paid when shares withheld for vested equity awards	(4,058)	(3,653)
Net cash provided by (used in) financing activities	(56,670)	64,004
Effect of exchange rate changes on cash and cash equivalents	(3,483)	6,350

Net increase (decrease) in cash and cash equivalents	(299,988)	478,595

Cash and cash equivalents at beginning of period	972,719	610,825
Cash and cash equivalents at end of period	$672,731	$1,089,420

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$13,291	$1,210	$1,352,321	$773,228	$(82,972)	$(10,827)	$2,046,251	$3,899	$2,050,150
Net earnings	-	-	-	111,781	-	-	111,781	408	112,189
Other comprehensive income (loss)	-	-	-	-	-	19,859	19,859	-	19,859
Issuance of stock and related tax withholdings for vested restricted stock units (254,513 shares)	25	-	(3,678)	-	-	-	(3,653)	-	(3,653)
Dividends declared ($0.10 per share)	-	-	14	(14,034)	-	-	(14,020)	-	(14,020)
Stock compensation expense	-	-	2,965	-	-	-	2,965	-	2,965
Repurchase of common stock held in treasury (916,221 shares)	-	-	-	-	(20,173)	-	(20,173)	-	(20,173)
Balance at April 1, 2023	$13,316	$1,210	$1,351,622	$870,975	$(103,145)	$9,032	$2,143,010	$4,307	$2,147,317
Net earnings	-	-	-	95,038	-	-	95,038	377	95,415
Other comprehensive income (loss)	-	-	-	-	-	3,623	3,623	-	3,623
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(867)	(867)
Dividends declared ($0.10 per share)	-	-	14	(13,951)	-	-	(13,937)	-	(13,937)
Stock compensation expense	-	-	3,117	-	-	-	3,117	-	3,117
Repurchase of common stock held in treasury (847,202 shares)	-	-	-	-	(20,226)	-	(20,226)	-	(20,226)
Balance at July 1, 2023	$13,316	$1,210	$1,354,753	$952,062	$(123,371)	$12,655	$2,210,625	$3,817	$2,214,442

Balance at December 31, 2023	$13,319	$1,210	$1,291,499	$1,041,372	$(161,656)	$10,337	$2,196,081	$4,725	$2,200,806
Net earnings	-	-	-	30,924	-	-	30,924	519	31,443
Other comprehensive income (loss)	-	-	-	-	-	(20,022)	(20,022)	-	(20,022)
Issuance of stock and related tax withholdings for vested restricted stock units (371,055 shares)	38	-	(4,091)	-	-	-	(4,053)	-	(4,053)
Dividends declared ($0.10 per share)	-	-	13	(13,765)	-	-	(13,752)	-	(13,752)
Stock compensation expense	-	-	5,344	-	-	-	5,344	-	5,344
Repurchase of common stock held in treasury (565,420 shares)	-	-	-	-	(12,538)	-	(12,538)	-	(12,538)
Balance at March 30, 2024	$13,357	$1,210	$1,292,765	$1,058,531	$(174,194)	$(9,685)	$2,181,984	$5,244	$2,187,228
Net earnings	-	-	-	23,533	-	-	23,533	347	23,880
Other comprehensive income (loss)	-	-	-	-	-	(7,284)	(7,284)	-	(7,284)
Issuance of stock and related tax withholdings for vested restricted stock units and phantom stock units (19,809 shares)	1	-	(6)	-	-	-	(5)	-	(5)
Dividends declared ($0.10 per share)	-	-	13	(13,713)	-	-	(13,700)	-	(13,700)
Stock compensation expense	-	-	3,949	-	-	-	3,949	-	3,949
Repurchase of common stock held in treasury (554,587 shares)	-	-	-	-	(12,622)	-	(12,622)	-	(12,622)
Balance at June 29, 2024	$13,358	$1,210	$1,296,721	$1,068,351	$(186,816)	$(16,969)	$2,175,855	$5,591	$2,181,446

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The results of operations for the fiscal quarter and six fiscal months ended June 29, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Newport wafer fab

On March 5, 2024, the Company acquired Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for $177,457 in cash, net of cash acquired.  The transaction included contingent payments of up to $15,000, held in escrow pending receipt of an export license.  The wafer fabrication facility is located on 28 acres and is an automotive-certified, 200mm semiconductor wafer fab with capacity to produce more than 30,000 wafers per month.  See Note 13 for further discussion on the fair value measurement of the contingent consideration liability.

The transaction was funded by Vishay with cash on-hand.  To effect the transaction, Vishay acquired a 100% interest in the legal entity Neptune 6 Limited, and its wholly-owned operating subsidiary, Nexperia Newport Limited, which owns and operates the Newport facility.  Neptune 6 Limited was renamed "Vishay UK Holdings Limited," and Nexperia Newport Limited was renamed "Vishay Newport Limited."

Based on an estimate of fair values, the Company allocated the purchase price of the acquisition as follows:

Net working deficit (excluding cash and cash equivalents)	$(339)
Property and equipment	153,597
Customer relationships	4,000
Other, net	1,315
Deferred taxes, net	(18,908)
Total identified assets and liabilities	139,665

Purchase price, net of cash acquired	177,457

Goodwill	$37,792

The acquired assets and liabilities are included in the MOSFETs segment.  The weighted average useful lives for customer relationships is 3 years.  The goodwill associated with this transaction is not deductible for income tax purposes.  The preliminary purchase price allocation is pending finalization of appraisals for property and equipment and intangible assets.  There can be no assurance that the estimated amounts recorded represent the final purchase price allocation.

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

Ametherm, Inc.

On June 5, 2024, the Company acquired all of the outstanding equity interests of Ametherm, Inc., a Carson City, Nevada-based manufacturer of inrush current limiting solutions and power thermistors, for $31,478 in cash, net of cash acquired.  Based on a preliminary estimate of fair values, the Company allocated $17,000 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $11,710 related to this acquisition.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.  The results and operations of this acquisition have been included in the Resistors segment since June 5, 2024.

MaxPower Semiconductor, Inc.

In October 2022, the Company acquired all of the outstanding equity interests of MaxPower Semiconductor, Inc., ("MaxPower").  The Company paid cash of $50,000, net of cash acquired, at closing.  The transaction also included possible contingent payments of up to $57,500, which would be payable upon the achievement of certain technology milestones, upon favorable resolution of certain technology licensing matters with a third party, and upon the disposition of MaxPower's investment in an equity affiliate.  As of June 29, 2024, the contingent payments upon favorable resolution of certain technology licensing matters with a third party and upon the disposition of MaxPower's investment in an equity affiliate have been resolved.  Additionally, $2,500 has been paid upon the achievement of the first technology milestone.  The Company's estimate of the maximum possible contingent payments remaining is now $15,000.  See Note 13 for further discussion on the fair value measurement of the contingent consideration liability.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	June 29, 2024	December 31, 2023
Right of use assets
Operating Leases
Buildings and improvements	$116,371	$121,578
Machinery and equipment	8,507	5,251
Total	$124,878	$126,829
Current lease liabilities
Operating Leases
Buildings and improvements	$23,314	$23,647
Machinery and equipment	4,188	2,838
Total	$27,502	$26,485
Long-term lease liabilities
Operating Leases
Buildings and improvements	$94,654	$100,489
Machinery and equipment	4,253	2,341
Total	$98,907	$102,830
Total lease liabilities	$126,409	$129,315

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Lease expense
Operating lease expense	$7,466	$6,887	$14,759	$13,768
Short-term lease expense	220	252	476	508
Variable lease expense	148	159	362	311
Total lease expense	$7,834	$7,298	$15,597	$14,587

The Company paid $14,801 and $13,966 for its operating leases in the six fiscal months ended June 29, 2024 and July 1, 2023, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.8 years and the weighted-average discount rate is 6.5% as of June 29, 2024.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

June 29, 2024
2024 (excluding the six fiscal months ended June 29, 2024)	$14,880
2025	26,987
2026	22,722
2027	18,448
2028	15,643
Thereafter	69,738

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended June 29, 2024 and July 1, 2023 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

The Company repatriated $120,000 of accumulated earnings to the United States in the second fiscal quarter of 2024 and paid withholding taxes, in Israel, of $15,000.  The withholding tax expense for the repatriation was recorded in prior years.

During the six fiscal months ended June 29, 2024, the liabilities for unrecognized tax benefits decreased $729 on a net basis, primarily due to statute expirations, partially offset by accruals for the current period.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	June 29, 2024	December 31, 2023

Credit facility	$-	$-
Convertible senior notes, due 2025	95,102	95,102
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(24,480)	(26,914)
	820,622	818,188
Less current portion	-	-
	$820,622	$818,188

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes as of June 29, 2024:

	2025 Notes		2030 Notes
Issuance date	June 12, 2018		September 12, 2023
Maturity date	June 15, 2025	*	September 15, 2030
Principal amount as of June 29, 2024	$95,102		$750,000
Cash coupon rate (per annum)	2.25%		2.25%
Conversion rate (per $1 principal amount)	32.1684		33.1609
Effective conversion price (per share)	$31.09		$30.16
130% of the current effective conversion price (per share)	$40.42		$39.21
*As the Company has the intent and ability to refinance its convertible senior notes due 2025 (the "2025 Notes") upon maturity using its revolving credit facility, the 2025 Notes remain classified as long-term liabilities.

Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $1,213 and $2,426 for the fiscal quarter and six fiscal months ended June 29, 2024, respectively, and $820 and $1,638 for the fiscal quarter and six fiscal months ended July 1, 2023, respectively.

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

The following table summarizes activity pursuant to this policy:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Dividends paid to stockholders	$13,700	$13,937	$27,452	$27,957
Stock repurchases	12,622	20,226	25,160	40,399
Total	$26,322	$34,163	$52,612	$68,356

The repurchased shares are being held as treasury stock.  The number of shares of common stock being held as treasury stock was 8,655,888 and 7,535,881 as of June 29, 2024 and December 31, 2023, respectively.

Note 7 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Beginning balance	$48,748	$38,280	$47,760	$46,979
Sales allowances	20,955	26,297	46,231	52,134
Credits issued	(25,103)	(16,853)	(49,187)	(50,128)
Foreign currency	(107)	1,626	(311)	365
Ending balance	$44,493	$49,350	$44,493	$49,350

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2024	$(14,599)	$24,936	$10,337
Other comprehensive income (loss) before reclassifications	(2,574)	(25,498)	$(28,072)
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	(2,574)	(25,498)	$(28,072)
Amounts reclassified out of AOCI	967	-	$967
Tax effect	(201)	-	$(201)
Amounts reclassified out of AOCI, net of tax	766	-	$766
Net other comprehensive income (loss)	$(1,808)	$(25,498)	$(27,306)
Balance at June 29, 2024	$(16,407)	$(562)	$(16,969)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2024 and 2023 for the Company’s defined benefit pension plans:

	Fiscal quarter ended June 29, 2024		Fiscal quarter ended July 1, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$776	$-	$723
Interest cost	382	1,664	500	1,711
Expected return on plan assets	-	(582)	-	(570)
Amortization of prior service cost	17	57	36	56
Amortization of losses (gains)	(109)	453	(30)	87
Curtailment and settlement losses	-	101	-	106
Net periodic benefit cost	$290	$2,469	$506	$2,113

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 29, 2024 and July 1, 2023 for the Company’s defined benefit pension plans:

	Six fiscal months ended June 29, 2024		Six fiscal months ended July 1, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,566	$-	$1,447
Interest cost	763	3,350	999	3,406
Expected return on plan assets	-	(1,178)	-	(1,140)
Amortization of prior service cost	33	114	72	111
Amortization of losses (gains)	(217)	910	(60)	173
Curtailment and settlement losses	-	206	-	213
Net periodic benefit cost	$579	$4,968	$1,011	$4,210

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2024 and 2023 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended June 29, 2024		Fiscal quarter ended July 1, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$5	$60	$6	$34
Interest cost	52	61	56	31
Amortization of losses (gains)	(60)	20	(81)	4
Net periodic benefit cost	$(3)	$141	$(19)	$69

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 29, 2024 and July 1, 2023 for the Company’s other postretirement benefit plans:

	Six fiscal months ended June 29, 2024		Six fiscal months ended July 1, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$10	$120	$11	$68
Interest cost	105	122	112	62
Amortization of losses (gains)	(120)	41	(161)	7
Net periodic benefit cost	$(5)	$283	$(38)	$137

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Restricted stock units ("RSUs")	$3,949	$3,117	$9,175	5,975
Phantom stock units	-	-	118	107
Total	$3,949	$3,117	$9,293	6,082

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at June 29, 2024 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$38,497	2.3
Phantom stock units	-	n/a
Total	$38,497

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity under the Company's stock incentive programs as of June 29, 2024 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2024	1,717	$23.03
Granted*	1,638	20.47
Vested**	(571)	23.02
Cancelled or forfeited	(44)	23.88
Outstanding at June 29, 2024	2,740	$21.49

Expected to vest at June 29, 2024	2,467

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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2025	168	-	168
January 1, 2026	95	72	167
January 1, 2027	400	201	601
March 1, 2029	175	-	175

Phantom Stock Units

Phantom stock unit activity as of June 29, 2024 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2024	120
Granted	5	$23.51
Dividend equivalents issued	1
Outstanding at June 29, 2024	126

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Total
Fiscal quarter ended June 29, 2024:
Net revenues	$155,053	$146,265	$53,010	$179,498	$94,061	$113,352	$741,239

Segment Operating Income	$1,834	$24,414	$8,693	$32,859	$24,547	$20,966	$113,313

Fiscal quarter ended July 1, 2023:
Net revenues	$207,388	$174,735	$64,449	$222,433	$89,239	$133,866	$892,110

Segment Operating Income	$56,772	$35,110	$10,749	$57,363	$27,585	$28,177	$215,756

Six fiscal months ended June 29, 2024:
Net revenues	$308,226	$295,395	$102,209	$367,694	$182,712	$231,282	$1,487,518

Segment Operating Income	$9,881	$50,425	$10,186	$71,032	$47,728	$47,495	$236,747

Six fiscal months ended July 1, 2023:
Net revenues	$405,569	$350,428	$124,852	$445,573	$169,577	$267,157	$1,763,156

Segment Operating Income	$114,789	$77,796	$28,049	$124,062	$48,564	$61,173	$454,433

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Reconciliation:
Segment Operating Income	$113,313	$215,756	$236,747	$454,433
Unallocated Selling, General, and Administrative Expenses	(75,396)	(81,140)	(156,159)	(161,249)
Consolidated Operating Income	$37,917	$134,616	$80,588	$293,184
Unallocated Other Income (Expense)	(1,646)	(1,147)	(55)	(2,938)
Consolidated Income Before Taxes	$36,271	$133,469	$80,533	$290,246

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, and independent distributors.  The distribution of sales by channel is shown below:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Distributors	$411,508	$487,107	$793,988	$957,895
OEMs	279,111	344,820	592,938	685,248
EMS companies	50,620	60,183	100,592	120,013
Total Revenue	$741,239	$892,110	$1,487,518	$1,763,156

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Asia	$283,489	$323,527	$567,496	$633,956
Europe	265,153	326,461	536,887	653,022
Americas	192,597	242,122	383,135	476,178
Total Revenue	$741,239	$892,110	$1,487,518	$1,763,156

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Industrial	$262,134	$327,956	$510,262	$653,916
Automotive	268,099	310,233	555,401	594,732
Military and Aerospace	80,569	68,741	163,925	130,866
Medical	39,456	40,138	73,845	82,241
Other	90,981	145,042	184,085	301,401
Total Revenue	$741,239	$892,110	$1,487,518	$1,763,156

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Numerator:
Net earnings attributable to Vishay stockholders	$23,533	$95,038	$54,457	$206,819

Denominator:
Denominator for basic earnings per share:
Weighted average shares	137,201	139,627	137,400	140,062
Outstanding phantom stock units	125	137	125	139
Adjusted weighted average shares	137,326	139,764	137,525	140,201

Effect of dilutive securities:
Restricted stock units	758	714	754	664
Dilutive potential common shares	758	714	754	664

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	138,084	140,478	138,279	140,865

Basic earnings per share attributable to Vishay stockholders	$0.17	$0.68	$0.40	$1.48

Diluted earnings per share attributable to Vishay stockholders	$0.17	$0.68	$0.39	$1.47

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Restricted stock units	381	318	254	159

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 13 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
June 29, 2024
Assets:
Assets held in rabbi trusts	$51,149	$23,289	$27,860	$-
Available for sale securities	$3,996	3,996	-	-
	$55,145	$27,285	$27,860	$-

Liability:
Acquisitions contingent consideration	$15,664	$-	$-	$15,664

December 31, 2023
Assets:
Assets held in rabbi trusts	$50,378	$24,343	$26,035	$-
Available for sale securities	$4,115	4,115	-	-
	$54,493	$28,458	$26,035	$-

Liability:
MaxPower acquisition contingent consideration	$938	$-	$-	$938

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

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at June 29, 2024 and December 31, 2023 is approximately $809,400 and $836,200, respectively, compared to its carrying value, excluding the deferred financing costs, of $845,102.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

At June 29, 2024 and December 31, 2023, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At June 29, 2024 and December 31, 2023, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using Level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while maintaining a prudent capital structure.  To drive growth and optimize stockholder value, we plan to capitalize on the mega trends of e-mobility, sustainability, and connectivity through initiatives.  We are developing go-to-market strategies and investing in and expanding the key product lines for growth that we have identified.  In addition, we are strategically expanding our outsourced production of commodity products to subcontractors.  At the same time, we are enhancing our channel management while investing in internal resources by adding customer-facing engineers and filling gaps in technology and market coverage.  Taken together, each of these initiatives supports our Think Customer First organizational culture.  To increase our internal capacity, we had planned to invest approximately $435 million in 2024.  At the midpoint of the year, the industry recovery is slower than expected.  Accordingly, we have adjusted our timetable for investments for our new 12-inch wafer fab in Itzehoe, Germany beyond 2024, and now expect total capital expenditures for 2024 to be between $360 million and $390 million.  We remain committed to spending a total of $2.6 billion in total capital expenditures for the period 2023 - 2028.  We can adjust the timing of our capital expenditures and still fulfill our customer commitments because we now have intermediate capacity due to the qualification of a foundry partner and the acquisition of the Newport wafer fab.

On March 5, 2024, we completed the acquisition of Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for approximately $177.5 million in cash, net of cash acquired.  The wafer fabrication facility is located on 28 acres and is an automotive-certified, 200mm semiconductor wafer fab with capacity to produce more than 30,000 wafers per month. We plan to position the facility as a manufacturing excellence center and use it as the home for MaxPower to further develop and scale our SiC MOSFETs and diodes capabilities.  We expect the facility to initially generate a net loss while we invest in new equipment and qualify new products.

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

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics decreased slightly in the second fiscal quarter of 2024 primarily due to the negative impacts of an on-going distributor inventory correction.  Net revenues and margins decreased versus the prior year periods primarily due to lower sales volume.

Net revenues for the fiscal quarter ended June 29, 2024 were $741.2 million, compared to $746.3 million and $892.1 million for the fiscal quarters ended March 30, 2024 and July 1, 2023, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended June 29, 2024 were $23.5 million, or $0.17 per diluted share, compared to $30.9 million, or $0.22 per diluted share for the fiscal quarter ended March 30, 2024, and $95.0 million, or $0.68 per diluted share for the fiscal quarter ended July 1, 2023.

Net revenues for the six fiscal months ended June 29, 2024 were $1,487.5 million, compared to $1,763.2 million for the six fiscal months ended July 1, 2023.  The net earnings attributable to Vishay stockholders for the six fiscal months ended June 29, 2024 were $54.5 million, or $0.39 per diluted share, compared to $206.8 million, or $1.47 per diluted share for the six fiscal months ended July 1, 2023.

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

Net earnings attributable to Vishay stockholders for the fiscal quarters ended June 29, 2024, March 30, 2024, and July 1, 2023 and for the six fiscal months ended June 29, 2024 and July 1, 2023 include no items affecting comparability.

The following table reconciles gross profit by segment to consolidated gross profit (in thousands).

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024	July 1, 2023

MOSFETs	$21,569	$25,473	$71,954	$47,042	$144,812
Diodes	30,999	32,370	40,877	63,369	89,006
Optoelectronic Components	14,205	7,001	15,609	21,206	37,549
Resistors	41,182	46,471	64,634	87,653	138,670
Inductors	28,284	26,787	30,808	55,071	54,531
Capacitors	26,631	32,305	33,591	58,936	71,618
Gross profit	$162,870	$170,407	$257,473	$333,277	$536,186

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

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net cash provided by continuing operating activities	$(24,730)	$80,211	$107,239	$55,481	$237,132
Proceeds from sale of property and equipment	514	751	687	1,265	1,013
Less: Capital expenditures	(62,564)	(53,084)	(71,676)	(115,648)	(117,250)
Free cash	$(86,780)	$27,878	$36,250	$(58,902)	$120,895

Our results have been negatively impacted by the distributor inventory correction that began in the fourth fiscal quarter of 2022 and continued through the second fiscal quarter of 2024.  Our results for the second fiscal quarter of 2024 remain strong, although weaker than our prior fiscal quarter and prior year results.
Our free cash results were significantly impacted by the installment payments of the U.S. transition tax of $37.6 million and $27.7 million in the second fiscal quarters of 2024 and 2023, respectively, and $15.0 million of payments of withholding taxes on foreign earnings for the $120.0 million that was repatriated to the U.S. in the second fiscal quarter of 2024.

Stockholder Return Policy

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.

The following table summarizes activity pursuant to this policy (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Dividends paid to stockholders	$13,700	$13,937	$27,452	$27,957
Stock repurchases	12,622	20,226	25,160	40,399
Total	$26,322	$34,163	$52,612	$68,356

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2023 through the second fiscal quarter of 2024 (dollars in thousands):

	2nd Quarter 2023	3rd Quarter 2023	4th Quarter 2023	1st Quarter 2024	2nd Quarter 2024

Net revenues	$892,110	$853,653	$785,236	$746,279	$741,239

Gross profit margin	28.9%	27.8%	25.6%	22.8%	22.0%

Operating margin	15.1%	13.5%	9.9%	5.7%	5.1%

End-of-period backlog	$1,895,100	$1,552,400	$1,381,800	$1,253,400	$1,145,400

Book-to-bill ratio	0.69	0.63	0.75	0.82	0.86

Inventory turnover	3.9	3.7	3.6	3.5	3.4

Change in ASP vs. prior quarter	(0.7)%	(0.8)%	(0.7)%	(2.5)%	(0.7)%
_________________________________________

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues decreased versus the prior fiscal quarter and the second fiscal quarter of 2023 primarily due to lower sales volume and lower average selling prices.  The book-to-bill ratio increased slightly versus the prior fiscal quarter, but orders and backlog continued to be negatively impacted by the distributor inventory correction that continued in the second fiscal quarter of 2024.  We continue to increase manufacturing capacity for critical product lines.  Average selling prices decreased versus the prior fiscal quarter and prior year quarter.

Gross profit margin decreased versus the prior fiscal quarter and the prior year quarter primarily due to decreased average selling prices and the impact of the Newport acquisition.  Lower sales volume and cost inflation also contributed to the decrease versus the prior year quarter.

The book-to-bill ratio in the second fiscal quarter of 2024 increased to 0.86 versus 0.82 in the first fiscal quarter of 2024.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2023 through the second fiscal quarter of 2024 (dollars in thousands):

	2nd Quarter 2023	3rd Quarter 2023	4th Quarter 2023	1st Quarter 2024	2nd Quarter 2024
MOSFETs
Net revenues	$207,388	$205,027	$168,158	$153,173	$155,053

Book-to-bill ratio	0.68	0.50	0.62	0.68	0.79

Gross profit margin	34.7%	33.5%	27.3%	16.6%	13.9%

Segment operating margin	27.4%	25.7%	16.8%	5.3%	1.2%

Diodes
Net revenues	$174,735	$176,788	$163,324	$149,130	$146,265

Book-to-bill ratio	0.54	0.58	0.61	0.72	0.85

Gross profit margin	23.4%	26.7%	24.1%	21.7%	21.2%

Segment operating margin	20.1%	23.5%	20.9%	17.4%	16.7%

Optoelectronic Components
Net revenues	$64,449	$64,441	$53,853	$49,199	$53,010

Book-to-bill ratio	0.70	0.57	0.59	0.89	0.82

Gross profit margin	24.2%	28.1%	12.1%	14.2%	26.8%

Segment operating margin	16.7%	20.3%	3.4%	3.0%	16.4%

Resistors
Net revenues	$222,433	$199,877	$198,022	$188,196	$179,498

Book-to-bill ratio	0.74	0.65	0.82	0.79	0.87

Gross profit margin	29.1%	24.6%	25.6%	24.7%	22.9%

Segment operating margin	25.8%	20.9%	22.0%	20.3%	18.3%

Inductors
Net revenues	$89,239	$89,947	$87,868	$88,651	$94,061

Book-to-bill ratio	0.84	0.85	0.91	0.96	0.97

Gross profit margin	34.5%	31.7%	33.4%	30.2%	30.1%

Segment operating margin	30.9%	27.9%	29.6%	26.1%	26.1%

Capacitors
Net revenues	$133,866	$117,573	$114,011	$117,930	$113,352

Book-to-bill ratio	0.70	0.75	0.95	1.03	0.87

Gross profit margin	25.1%	22.1%	25.3%	27.4%	23.5%

Segment operating margin	21.0%	17.5%	20.4%	22.5%	18.5%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of products sold	78.0%	77.2%	71.1%	77.6%	69.6%
Gross profit	22.0%	22.8%	28.9%	22.4%	30.4%
Selling, general & administrative expenses	16.9%	17.1%	13.8%	17.0%	13.8%
Operating income	5.1%	5.7%	15.1%	5.4%	16.6%
Income before taxes and noncontrolling interest	4.9%	5.9%	15.0%	5.4%	16.5%
Net earnings attributable to Vishay stockholders	3.2%	4.1%	10.7%	3.7%	11.7%
________
Effective tax rate	34.2%	29.0%	28.5%	31.3%	28.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenues	$741,239	$746,279	$892,110	$1,487,518	$1,763,156

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2024		Six fiscal months ended June 29, 2024
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2024	$(5,040)	(0.7)%	n/a	n/a
July 1, 2023	$(150,871)	(16.9)%	$(275,638)	(15.6)%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	(1.1)%	(15.4)%	(13.8)%
Decrease in average selling prices	(0.7)%	(3.9)%	(3.7)%
Foreign currency effects	(0.3)%	(0.3)%	0.0%
Acquisitions	1.8%	1.8%	1.1%
Other	(0.4)%	0.9%	0.8%
Net change	(0.7)%	(16.9)%	(15.6)%

Despite the distributor inventory correction that we are experiencing, the long-term prospects for our business remain favorable, and we continue to increase manufacturing capacities for critical product lines.  The decrease in net revenues versus the prior fiscal quarter and prior year quarter are primarily due to sales volume and average selling prices.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended June 29, 2024 were 22.0%, versus 22.8% and 28.9%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the six fiscal months ended June 29, 2024 were 22.4%, versus 30.4% for the comparable prior year period.  The decreases versus the prior year periods are primarily due to lower sales volume and cost inflation.  Decreased average selling prices and the impact of the Newport acquisition contributed to the decreases versus the prior periods.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Net revenues	$155,053	$153,173	$207,388	$308,226	$405,569
Gross profit margin	13.9%	16.6%	34.7%	15.3%	35.7%
Segment operating margin	1.2%	5.3%	27.4%	3.2%	28.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2024		Six fiscal months ended June 29, 2024
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2024	$1,880	1.2%	n/a	n/a
July 1, 2023	$(52,335)	(25.2)%	$(97,343)	(24.0)%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	(7.1)%	(25.6)%	(21.5)%
Change in average selling prices	0.0%	(11.3)%	(10.8)%
Foreign currency effects	(0.1)%	(0.1)%	0.0%
Acquisition	8.5%	7.8%	4.8%
Other	(0.1)%	4.0%	3.5%
Net change	1.2%	(25.2)%	(24.0)%

Net revenues of the MOSFETS segment increased slightly versus the prior fiscal quarter, but decreased significantly versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to the Newport wafer fab acquisition, partially offset by decreased sales to automotive end market customers.  The decrease versus the prior year quarter is primarily due decreased sales to distributor customers and customers in all regions.  The decrease versus the prior year-to-date period is due decreased sales to all end market customers and customers in all regions, partially offset by the Newport wafer fab acquisition.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decrease from the prior fiscal quarter is primarily due to costs associated with the Newport wafer fab.  The decreases versus the prior year periods are primarily due to lower sales volume, decreased average selling prices, and costs associated with the Newport wafer fab.

The segment operating margin decreased versus the prior fiscal quarter and the prior year periods.  The decreases are primarily due to gross profit margin decreases.

Average selling prices were flat versus the prior fiscal quarter, but decreased versus the prior year periods.
We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We have begun building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, which we expect will increase our in-house wafer capacity by approximately 70% by 2028 and allow us to balance our in-house and foundry wafer supply.

We acquired leading edge silicon and silicon carbide MOSFETs products with our acquisition of MaxPower in the fourth fiscal quarter of 2022.  We plan to use the Newport wafer fabrication facility acquired in the first fiscal quarter of 2024 as the home for MaxPower to further develop and scale our SiC MOSFETs and diodes capabilities.

Diodes

Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Net revenues	$146,265	$149,130	$174,735	$295,395	$350,428
Gross profit margin	21.2%	21.7%	23.4%	21.5%	25.4%
Segment operating margin	16.7%	17.4%	20.1%	17.1%	22.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2024		Six fiscal months ended June 29, 2024
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2024	$(2,865)	(1.9)%	n/a	n/a
July 1, 2023	$(28,470)	(16.3)%	$(55,033)	(15.7)%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	(0.7)%	(15.5)%	(13.7)%
Decrease in average selling prices	(0.9)%	(0.5)%	(2.6)%
Foreign currency effects	(0.3)%	(0.4)%	(0.1)%
Other	0.0%	0.1%	0.7%
Net change	(1.9)%	(16.3)%	(15.7)%

Net revenues of the Diodes segment decreased slightly versus the prior fiscal quarter and significantly versus the prior year periods.  The decrease versus the prior fiscal quarter was primarily due to decreased sales to automotive and industrial end market customers and customers in the Europe region.  The decreases versus the prior year periods are due to decreased sales to nearly all end market customers and customers in all regions.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decreases are primarily due to lower sales volume and lower average selling prices.  Higher labor costs also contributed to the decreases versus the prior year periods.

Segment operating margin decreased versus the prior fiscal quarter and the prior year periods.  The decreases are primarily due to gross profit margin decreases.

Average selling prices decreased versus the prior fiscal quarter and the prior year periods.

We plan to use the Newport wafer fabrication facility acquired in the first fiscal quarter of 2024 as the home for MaxPower to further develop and scale our SiC MOSFETs and diodes capabilities.

Optoelectronic Components

Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended						Six fiscal months ended
	June 29, 2024		March 30, 2024		July 1, 2023		June 29, 2024	July 1, 2023

Net revenues	$	$ 53,010	$	$ 49,199	$	$ 64,449	$102,209	$124,852
Gross profit margin		26.8%		14.2%		24.2%	20.7%	30.1%
Segment operating margin		16.4%		3.0%		16.7%	10.0%	22.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2024		Six fiscal months ended June 29, 2024
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2024	$3,811	7.7%	n/a	n/a
July 1, 2023	$(11,439)	(17.7)%	(22,643)	(18.1)%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	6.6%	(16.0)%	(16.7)%
Change in average selling prices	1.3%	(1.6)%	(1.9)%
Foreign currency effects	(0.4)%	(0.3)%	0.1%
Other	0.2%	0.2%	0.4%
Net change	7.7%	(17.7)%	(18.1)%

Net revenues of the Optoelectronic Components segment increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is due to increased sales to distribution customers and industrial end market customers and customers in the Asia region.  The decreases versus the prior year periods are primarily due to distribution customers, all end market customers, and customers in the Europe and Americas regions.

Gross profit margin increased versus the prior fiscal quarter and prior year quarter, but decreased versus the prior year-to-date period.  The increase versus the prior fiscal quarter is primarily due to increased sales volume, increased average selling prices, manufacturing efficiencies, and cost containment initiatives.  The increase versus the prior year quarter is due to cost containment initiatives and manufacturing efficiencies, partially offset by decreased sales volume and average selling prices.  The decrease versus the prior year-to-date period is primarily due to decreased sales volume and average selling prices.

Segment operating margin increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The fluctuations are primarily due to gross profit margin fluctuations.

Average selling prices increased versus the prior fiscal quarter, but decreased versus the prior year periods.

We are now using our recently modernized and expanded wafer fab in Heilbronn, Germany.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Net revenues	$179,498	$188,196	$222,433	$367,694	$445,573
Gross profit margin	22.9%	24.7%	29.1%	23.8%	31.1%
Segment operating margin	18.3%	20.3%	25.8%	19.3%	27.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2024		Six fiscal months ended June 29, 2024
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2024	$(8,698)	(4.6)%	n/a	n/a
July 1, 2023	$(42,935)	(19.3)%	$(77,879)	(17.5)%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	(2.3)%	(16.9)%	(16.2)%
Decrease in average selling prices	(1.6)%	(2.7)%	(1.8)%
Foreign currency effects	(0.3)%	(0.4)%	0.0%
Acquisitions	0.1%	0.1%	0.0%
Other	(0.5)%	0.6%	0.5%
Net change	(4.6)%	(19.3)%	(17.5)%

Net revenues of the Resistors segment decreased slightly versus the prior fiscal quarter and significantly versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to industrial and automotive end market customers and customers in the Europe region.  The decreases versus the prior year periods were due to decreased sales to nearly all end market customers and customers in all regions.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decreases were primarily due to lower sales volume, lower average selling prices, increased labor costs, and increased logistics costs.

Segment operating margin decreased versus the prior fiscal quarter and the prior year periods.  The decreases are primarily due to gross profit margin decreases.

Average selling prices decreased versus the prior fiscal quarter and prior year periods.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses.

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Net revenues	$94,061	$88,651	$89,239	$182,712	$169,577
Gross profit margin	30.1%	30.2%	34.5%	30.1%	32.2%
Segment operating margin	26.1%	26.1%	30.9%	26.1%	28.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2024		Six fiscal months ended June 29, 2024
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2024	$5,410	6.1%	n/a	n/a
July 1, 2023	$4,822	5.4%	$13,135	7.7%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	6.4%	8.8%	10.2%
Decrease in average selling prices	(0.2)%	(2.7)%	(2.0)%
Foreign currency effects	(0.1)%	(0.2)%	0.0%
Other	0.0%	(0.5)%	(0.5)%
Net change	6.1%	5.4%	7.7%

Net revenues of the Inductors segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter was primarily due to increased sales to distribution and EMS customers, medical end market customers, and customers in the Americas region.  The increase versus the prior year quarter was primarily due to increased sales to distribution customers, military and aerospace and medical end market customers, and customers in the Americas region.  The increase versus the prior year-to-date period was primarily due to increased sales to distribution customers, automotive, military and aerospace, and medical end market customers, and customers in the Americas and Asia regions.

Gross profit margin was flat versus the prior fiscal quarter, but decreased versus the prior year periods.  The decreases versus the prior year periods are primarily due to decreased average selling prices, higher logistics, materials, and labor costs, and start-up costs of a new manufacturing facility.

Segment operating margin was flat versus the prior fiscal quarter, but decreased versus the prior year periods.  The decreases are primarily due to gross profit margin decreases.

Average selling prices decreased versus the prior fiscal quarter and prior year periods.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Net revenues	$113,352	$117,930	$133,866	$231,282	$267,157
Gross profit margin	23.5%	27.4%	25.1%	25.5%	26.8%
Segment operating margin	18.5%	22.5%	21.0%	20.5%	22.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 29, 2024		Six fiscal months ended June 29, 2024
	Change in net revenues	% change	Change in net revenues	% change
March 30, 2024	$(4,578)	(3.9)%	n/a	n/a
July 1, 2023	$(20,514)	(15.3)%	$(35,875)	(13.4)%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	(1.0)%	(13.1)%	(12.5)%
Decrease in average selling prices	(1.4)%	(1.8)%	(0.7)%
Foreign currency effects	(0.4)%	(0.5)%	(0.1)%
Other	(1.1)%	0.1%	(0.1)%
Net change	(3.9)%	(15.3)%	(13.4)%

Net revenues of the Capacitors segment decreased slightly versus the prior fiscal quarter and significantly versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to distribution customers and customers in the Americas and Asia regions.  The decrease versus the prior year quarter is primarily due to decreased sales to distribution customers, industrial end market customers, and customers in the Europe and Americas regions.  The decrease versus the prior year-to-date period is primarily due to decreased sales to industrial end market customers and customers in the Europe and Americas regions.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decreases are due to lower sales volume, lower average selling prices, increased labor costs, and production inefficiencies.

Segment operating margin decreased versus the prior fiscal quarter and the prior year periods.  The decreases are primarily due to gross profit margin decreases.

Average selling prices decreased versus the prior fiscal quarter and prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total SG&A expenses	$124,953	$127,736	$122,857	$252,689	$243,002
as a percentage of revenues	16.9%	17.1%	13.8%	17.0%	13.8%

The sequential decrease in SG&A expenses is primarily attributable to uneven attribution of stock-based compensation expense and lower bonus compensation.  SG&A expenses increased versus the prior year periods due to higher stock-based compensation expense and general cost inflation.

Other Income (Expense)

Interest expense for the fiscal quarter ended June 29, 2024 increased $0.2 million versus the fiscal quarter ended March 30, 2024 and increased $0.3 million versus the fiscal quarter ended July 1, 2023.  Interest expense for the six fiscal months ended June 29, 2024 increased by $1.6 million versus the six fiscal months ended July 1, 2023.  The increase versus the prior fiscal quarter is due to higher average outstanding balances on the revolving credit facility.  The increases versus the prior year periods are due to the issuance of the convertible senior notes due 2030 in the third fiscal quarter of 2023.
The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	June 29, 2024	July 1, 2023	Change
Foreign exchange gain (loss)	$620	$1,203	$(583)
Interest income	6,663	6,292	371
Other components of net periodic pension expense	(2,056)	(1,906)	(150)
Investment income (expense)	(148)	(193)	45
Other	(68)	(139)	71
	$5,011	$5,257	$(246)

	Fiscal quarters ended
	June 29, 2024	March 30, 2024	Change
Foreign exchange gain (loss)	$620	$1,293	$(673)
Interest income	6,663	9,053	(2,390)
Other components of net periodic pension expense	(2,056)	(2,073)	17
Investment income (expense)	(148)	(366)	218
Other	(68)	180	(248)
	$5,011	$8,087	$(3,076)

	Six fiscal months ended
	June 29, 2024	July 1, 2023	Change
Foreign exchange gain (loss)	$1,913	$(287)	$2,200
Interest income	15,716	12,236	3,480
Other components of net periodic pension expense	(4,129)	(3,794)	(335)
Investment income (expense)	(514)	551	(1,065)
Other	112	(120)	232
	$13,098	$8,586	$4,512

Income Taxes
For the fiscal quarter ended June 29, 2024, our effective tax rate was 34.2%, as compared to 29.0% and 28.5% for the fiscal quarters ended March 30, 2024 and July 1, 2023, respectively.  For the six fiscal months ended June 29, 2024, our effective tax rate was 31.3%, as compared to 28.5% for the six fiscal months ended July 1, 2023.  We expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.

During the six fiscal months ended June 29, 2024, the liabilities for unrecognized tax benefits decreased $0.7 million on a net basis, primarily due to statute expirations, partially offset by accruals for the current period.

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

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of June 29, 2024 continued to be strong.  We have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, fund our Stockholder Return Policy, and to reduce debt levels.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $55.5 million for the six fiscal months ended June 29, 2024, as compared to cash flows provided by operations of $237.1 million for the six fiscal months ended July 1, 2023.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the second fiscal quarter of 2023 through the second fiscal quarter of 2024:

	Fiscal quarters ended
	2nd Quarter 2023	3rd Quarter 2023	4th Quarter 2023	1st Quarter 2024	2nd Quarter 2024
Days sales outstanding ("DSO") (a)	46	48	50	51	51
Days inventory outstanding ("DIO") (b)	94	96	101	104	105
Days payable outstanding ("DPO") (c)	(32)	(33)	(31)	(31)	(31)
Cash conversion cycle	108	111	120	124	125

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

Cash paid for property and equipment for the six fiscal months ended June 29, 2024 was $115.6 million, as compared to $117.3 million for the six fiscal months ended July 1, 2023.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  To increase our internal capacity, we had planned to invest approximately $435 million in 2024.  At the midpoint of the year, the industry recovery is slower than expected.  Accordingly, we have adjusted our timetable for investments for our new 12-inch wafer fab in Itzehoe, Germany beyond 2024, and now expect total capital expenditures for 2024 to be between $360 million and $390 million.  We remain committed to spending a total of $2.6 billion in total capital expenditures for the period 2023 - 2028.

Free cash flow for the six fiscal months ended June 29, 2024 decreased versus the six fiscal months ended July 1, 2023 primarily due to decreased net earnings and withholding taxes paid for the repatriation of cash to the U.S.  We expect that free cash flow will be negatively impacted by the expected high level of capital expenditures for expansion in 2023 - 2025 after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at June 29, 2024 and December 31, 2023 (in thousands):

	June 29, 2024	December 31, 2023

Credit facility	$-	$-
Convertible senior notes, due 2025	95,102	95,102
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(24,480)	(26,914)
Total debt	820,622	818,188

Cash and cash equivalents	672,731	972,719
Short-term investments	15,320	35,808
Net cash and short-term investments (debt)	$(132,571)	$190,339

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

Our business is geographically diverse and our cash is generated by our subsidiaries around the world.  Cash dividends to stockholders, share repurchases, and principal and interest payments on our debt instruments need to be paid by the U.S. parent company, Vishay Intertechnology, Inc.  We continue to allocate capital responsibly between our business, our lenders, and our stockholders.  The capital allocated to our business is further allocated between our subsidiaries to meet local operating cash needs, to fund capital expenditures as part of our growth plan, and to meet corporate funding needs while also aiming to minimize our tax expense.

During the second fiscal quarter of 2024, we repatriated $120 million of accumulated earnings to the United States and paid withholding taxes in Israel of $15 million.  As of June 29, 2024, $73.4 million of our cash and cash equivalents and short-term investments were held by our U.S. subsidiaries.  Based on expected cash payments pursuant to our Stockholder Return Policy and funding of the Newport expansion, we expect to be in a net borrowing position in the U.S. before year-end 2024.  As of June 29, 2024, we have approximately $495 million of German and Israeli earnings that are deemed not indefinitely reinvested.  Based on the expected timing of future repatriations, we estimate that the tax liability to repatriate these unremitted earnings will be approximately $74 million, which has been accrued, but will only be paid upon repatriation of the unremitted earnings.  Repatriating these unremitted earnings earlier than currently planned may not be possible and would incur additional tax expense.  We also have amounts of unremitted foreign earnings held by subsidiaries in countries other than Israel and Germany, which continue to be reinvested indefinitely, that we have not accrued for the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions that would be incurred to repatriate these amounts.  Certain of these subsidiaries are located in countries with restrictive regulations and high tax rates for repatriating cash.  Due to the uncertainties associated with the ability, timing, and method to repatriate these unremitted earnings and other complexities associated with its hypothetical calculation, determination of the amount of tax expense that would be incurred to repatriate the unremitted earnings is not practicable, but could be significant.  Our substantially undrawn credit facility provides us with adequate operating liquidity in the United States.

Upon successful completion of our growth plan, we expect to generate increasingly higher levels of free cash that will be sufficient to meet our long-term financing needs related to normal operating requirements, regular dividend payments, share repurchases pursuant to our Stockholder Return Policy, while allowing us to manage our repatriation and financing activities to minimize tax and interest expense.  During the current period of intensified capital expenditures to achieve our growth plans, we are considering a combination of additional and alternative sources of financing and our cash on hand to fund a portion of the capital expenditures that would conserve cash for future acquisitions while enabling us to minimize tax expense.

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

We had no amount outstanding on our revolving credit facility at December 31, 2023 and June 29, 2024.  We borrowed and repaid $52 million on the revolving credit facility during the six fiscal months ended June 29, 2024.  No amounts were outstanding on our revolving credit facility at any fiscal month-end.  We expect to use the revolving credit facility from time-to-time to meet short-term financing needs.

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

We were in compliance with all financial covenants under the credit facility at June 29, 2024.  Our interest coverage ratio and net leverage ratio were 8.60 to 1 and 1.15 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

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

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the credit facility are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 1.63 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 1.85% (including the applicable credit spread), and the undrawn commitment fee is 0.30% per annum.

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

The convertible senior notes due 2025 and due 2030 are not currently convertible.  Pursuant to the indenture governing the convertible senior notes due 2030, we will cash-settle the principal amount of $1,000 per note and settle any additional amounts in cash or shares of our common stock.  Pursuant to the indenture governing the convertible senior notes due 2025 and the amendments thereto incorporated in the Supplemental Indenture dated December 23, 2020, we will cash-settle the principal amount of $1,000 per note and settle any additional amounts in shares of our common stock.  We intend to finance the principal amount of any converted notes using borrowings under our credit facility.  No conversions have occurred to date.  We have the intent and ability to finance the principal amount of the convertible senior notes due 2025 using borrowings under our credit facility upon maturity of the notes.

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

Vishay GSI, Inc. (“VGSI”), a wholly owned subsidiary of the Company, was a direct defendant in two separate, but related, litigation matters previously pending in the United States District Court for the Eastern District of New York: (1) Hicksville Water District v. United States Department of Energy, et al.; and (2) Hicksville Water District v. Alsy Manufacturing, Inc.  These cases contain claims for recovery of response costs under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and allege that a predecessor’s manufacturing operations in Hicksville, New York (the “Site”), between 1960 and 1993, impacted groundwater beneath and downgradient of the Site.  The groundwater beneath and downgradient of the Site is part of the New Cassel/Hicksville Groundwater Contamination Site, which was added to the National Priorities List pursuant to CERCLA on September 15, 2011.

VGSI and the Hicksville Water District reached a comprehensive settlement of both cases brought by the Hicksville Water District that resolves all past and future claims, known and unknown.  Vishay admitted no liability and agreed to pay the Hicksville Water District $3 million.  The settlement was approved by the court and both cases were dismissed in late July 2024.

VGSI remains a defendant in one remaining case, 101 Frost Street Associates, L.P. v. United States Department of Energy et al., pending before the United States District Court for the Eastern District of New York.  The remaining case contains claims for recovery of response costs under CERCLA, and alleges that a predecessor’s manufacturing operations in the Site, between 1960 and 1993, impacted groundwater beneath and downgradient of the Site.   VGSI is vigorously contesting plaintiff’s claims and will aggressively prosecute its affirmative claims.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended June 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Amount Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 31 - April 27	276,247	$22.02	276,247	$6,083,794	2,035,718
April 28 - May 25	199,630	$23.43	199,630	$4,676,700	1,836,088
May 26 - June 29	78,710	$23.65	78,710	$1,861,588	1,757,378
Total	554,587	$22.76	554,587	$12,622,082	1,757,378

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

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended June 29, 2024.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joel Smejkal, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David E. McConnell, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 29, 2024, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  August 7, 2024