Form 10-Q
period 2024-09-28
VISHAY INTERTECHNOLOGY INC
filed 2024-11-06
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 28, 2024

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
☐ Yes  ☒ No

As of November 4, 2024 the registrant had 123,741,102 shares of its common stock (excluding treasury shares) and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
September 28, 2024

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	September 28, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$643,771	$972,719
Short-term investments	13,491	35,808
Accounts receivable, net	428,558	426,674
Inventories:
Finished goods	173,353	167,083
Work in process	290,597	267,339
Raw materials	223,254	213,098
Total inventories	687,204	647,520

Prepaid expenses and other current assets	237,749	214,443
Total current assets	2,010,773	2,297,164

Property and equipment, at cost:
Land	84,851	77,006
Buildings and improvements	769,865	719,387
Machinery and equipment	3,291,983	3,053,868
Construction in progress	295,147	290,593
Allowance for depreciation	(2,963,103)	(2,846,208)
Property and equipment, net	1,478,743	1,294,646

Right of use assets	125,969	126,829

Deferred income taxes	160,900	137,394

Goodwill	255,323	201,416

Other intangible assets, net	83,427	72,333

Other assets	105,223	110,141
Total assets	$4,220,358	$4,239,923

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	September 28, 2024	December 31, 2023
Liabilities and equity
Current liabilities:
Trade accounts payable	$209,864	$191,002
Payroll and related expenses	150,726	161,940
Lease liabilities	27,625	26,485
Other accrued expenses	275,159	239,350
Income taxes	51,052	73,098
Total current liabilities	714,426	691,875

Long-term debt less current portion	820,799	818,188
U.S. transition tax payable	-	47,027
Deferred income taxes	112,110	95,776
Long-term lease liabilities	101,012	102,830
Other liabilities	105,834	87,918
Accrued pension and other postretirement costs	192,614	195,503
Total liabilities	2,046,795	2,039,117

Equity:
Vishay stockholders' equity
Common stock	13,358	13,319
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,302,335	1,291,499
Retained earnings	1,035,395	1,041,372
Treasury stock (at cost)	(199,440)	(161,656)
Accumulated other comprehensive income	14,808	10,337
Total Vishay stockholders' equity	2,167,666	2,196,081
Noncontrolling interests	5,897	4,725
Total equity	2,173,563	2,200,806
Total liabilities and equity	$4,220,358	$4,239,923

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	September 28, 2024	September 30, 2023

Net revenues	$735,353	$853,653
Costs of products sold	584,470	616,010
Gross profit	150,883	237,643

Selling, general, and administrative expenses	128,545	122,513
Restructuring and severance costs	40,614	-
Operating income (loss)	(18,276)	115,130

Other income (expense):
Interest expense	(6,596)	(7,153)
Loss on early extinguishment of debt	-	(18,874)
Other	803	7,409
Total other income (expense)	(5,793)	(18,618)

Income (loss) before taxes	(24,069)	96,512

Income tax expense (benefit)	(5,076)	30,557

Net earnings (loss)	(18,993)	65,955

Less: net earnings (loss) attributable to noncontrolling interests	306	426

Net earnings (loss) attributable to Vishay stockholders	$(19,299)	$65,529

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.14)	$0.47

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.14)	$0.47

Weighted average shares outstanding - basic	136,793	139,083

Weighted average shares outstanding - diluted	136,793	140,001

Cash dividends per share	$0.10	$0.10

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	September 28, 2024	September 30, 2023

Net earnings (loss)	$(18,993)	$65,955

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	511	363

Foreign currency translation adjustment	31,266	(38,901)

Other comprehensive income (loss)	31,777	(38,538)

Comprehensive income	12,784	27,417

Less: comprehensive income attributable to noncontrolling interests	306	426

Comprehensive income attributable to Vishay stockholders	$12,478	$26,991

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 28, 2024	September 30, 2023

Net revenues	$2,222,871	$2,616,809
Costs of products sold	1,738,711	1,842,980
Gross profit	484,160	773,829

Selling, general, and administrative expenses	381,234	365,515
Restructuring and severance costs	40,614	-
Operating income	62,312	408,314

Other income (expense):
Interest expense	(19,749)	(18,677)
Loss on early extinguishment of debt	-	(18,874)
Other	13,901	15,995
Total other income (expense)	(5,848)	(21,556)

Income before taxes	56,464	386,758

Income tax expense	20,134	113,199

Net earnings	36,330	273,559

Less: net earnings attributable to noncontrolling interests	1,172	1,211

Net earnings attributable to Vishay stockholders	$35,158	$272,348

Basic earnings per share attributable to Vishay stockholders	$0.26	$1.95

Diluted earnings per share attributable to Vishay stockholders	$0.25	$1.94

Weighted average shares outstanding - basic	137,281	139,828

Weighted average shares outstanding - diluted	138,039	140,577

Cash dividends per share	$0.30	$0.30

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	September 28, 2024	September 30, 2023

Net earnings	$36,330	$273,559

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	(1,297)	647

Foreign currency translation adjustment	5,768	(15,703)

Other comprehensive income (loss)	4,471	(15,056)

Comprehensive income	40,801	258,503

Less: comprehensive income attributable to noncontrolling interests	1,172	1,211

Comprehensive income attributable to Vishay stockholders	$39,629	$257,292

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 28, 2024	September 30, 2023

Operating activities
Net earnings	$36,330	$273,559
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	155,272	133,910
Gain on disposal of property and equipment	(1,168)	(495)
Inventory write-offs for obsolescence	27,163	27,469
Deferred income taxes	(13,667)	20,654
Stock compensation expense	14,928	11,610
Loss on early extinguishment of debt	-	18,874
Other	14,506	7,574
Change in U.S. transition tax liability	(37,622)	(27,670)
Change in repatriation tax liability	(15,000)	-
Net change in operating assets and liabilities, net of effects of businesses acquired	(74,696)	(106,050)
Net cash provided by operating activities	106,046	359,435

Investing activities
Capital expenditures	(175,175)	(184,079)
Proceeds from sale of property and equipment	1,397	1,034
Purchase of businesses, net of cash acquired	(200,185)	(5,003)
Purchase of short-term investments	(101,263)	(82,166)
Maturity of short-term investments	123,561	308,021
Other investing activities	(1,220)	(1,219)
Net cash provided by (used in) investing activities	(352,885)	36,588

Financing activities
Proceeds from long-term borrowings	-	750,000
Repurchase of convertible senior notes due 2025	-	(386,745)
Net payments on revolving credit facility	-	(42,000)
Debt issuance and amendment costs	(1,062)	(26,547)
Cash paid for capped call	-	(94,200)
Dividends paid to common stockholders	(37,467)	(38,207)
Dividends paid to Class B common stockholders	(3,629)	(3,629)
Repurchase of common stock held in treasury	(37,784)	(57,661)
Distributions to noncontrolling interests	-	(867)
Cash withholding taxes paid when shares withheld for vested equity awards	(4,092)	(3,994)
Net cash provided by (used in) financing activities	(84,034)	96,150
Effect of exchange rate changes on cash and cash equivalents	1,925	(7,879)

Net increase (decrease) in cash and cash equivalents	(328,948)	484,294

Cash and cash equivalents at beginning of period	972,719	610,825
Cash and cash equivalents at end of period	$643,771	$1,095,119

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$13,291	$1,210	$1,352,321	$773,228	$(82,972)	$(10,827)	$2,046,251	$3,899	$2,050,150
Net earnings	-	-	-	111,781	-	-	111,781	408	112,189
Other comprehensive income (loss)	-	-	-	-	-	19,859	19,859	-	19,859
Issuance of stock and related tax withholdings for vested restricted stock units (254,513 shares)	25	-	(3,678)	-	-	-	(3,653)	-	(3,653)
Dividends declared ($0.10 per share)	-	-	14	(14,034)	-	-	(14,020)	-	(14,020)
Stock compensation expense	-	-	2,965	-	-	-	2,965	-	2,965
Repurchase of common stock held in treasury (916,221 shares)	-	-	-	-	(20,173)	-	(20,173)	-	(20,173)
Balance at April 1, 2023	$13,316	$1,210	$1,351,622	$870,975	$(103,145)	$9,032	$2,143,010	$4,307	$2,147,317
Net earnings	-	-	-	95,038	-	-	95,038	377	95,415
Other comprehensive income	-	-	-	-	-	3,623	3,623	-	3,623
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(867)	(867)
Dividends declared ($0.10 per share)	-	-	14	(13,951)	-	-	(13,937)	-	(13,937)
Stock compensation expense	-	-	3,117	-	-	-	3,117	-	3,117
Repurchase of common stock held in treasury (847,202 shares)	-	-	-	-	(20,226)	-	(20,226)	-	(20,226)
Balance at July 1, 2023	$13,316	$1,210	$1,354,753	$952,062	$(123,371)	$12,655	$2,210,625	$3,817	$2,214,442
Net earnings	-	-	-	65,529	-	-	65,529	426	65,955
Other comprehensive income (loss)	-	-	-	-	-	(38,538)	(38,538)	-	(38,538)
Issuance of stock and related tax withholdings for vested restricted stock units (21,617 shares)	2	-	(343)	-	-	-	(341)	-	(341)
Dividends declared ($0.10 per share)	-	-	12	(13,891)	-	-	(13,879)	-	(13,879)
Stock compensation expense	-	-	5,528	-	-	-	5,528	-	5,528
Repurchase of common stock held in treasury (630,446 shares)	-	-	-	-	(17,262)	-	(17,262)	-	(17,262)
Capped call transactions, net of tax	-	-	(73,382)	-	-	-	(73,382)	-	(73,382)
Balance at September 30, 2023	$13,318	$1,210	$1,286,568	$1,003,700	$(140,633)	$(25,883)	$2,138,280	$4,243	$2,142,523

 Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity (continued)
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$13,319	$1,210	$1,291,499	$1,041,372	$(161,656)	$10,337	$2,196,081	$4,725	$2,200,806
Net earnings	-	-	-	30,924	-	-	30,924	519	31,443
Other comprehensive income (loss)	-	-	-	-	-	(20,022)	(20,022)	-	(20,022)
Issuance of stock and related tax withholdings for vested restricted stock units (371,055 shares)	38	-	(4,091)	-	-	-	(4,053)	-	(4,053)
Dividends declared ($0.10 per share)	-	-	13	(13,765)	-	-	(13,752)	-	(13,752)
Stock compensation expense	-	-	5,344	-	-	-	5,344	-	5,344
Repurchase of common stock held in treasury (565,420 shares)	-	-	-	-	(12,538)	-	(12,538)	-	(12,538)
Balance at March 30, 2024	$13,357	$1,210	$1,292,765	$1,058,531	$(174,194)	$(9,685)	$2,181,984	$5,244	$2,187,228
Net earnings	-	-	-	23,533	-	-	23,533	347	23,880
Other comprehensive income (loss)	-	-	-	-	-	(7,284)	(7,284)	-	(7,284)
Issuance of stock and related tax withholdings for vested restricted stock units (19,809 shares)	1	-	(6)	-	-	-	(5)	-	(5)
Dividends declared ($0.10 per share)	-	-	13	(13,713)	-	-	(13,700)	-	(13,700)
Stock compensation expense	-	-	3,949	-	-	-	3,949	-	3,949
Repurchase of common stock held in treasury (554,587 shares)	-	-	-	-	(12,622)	-	(12,622)	-	(12,622)
Balance at June 29, 2024	$13,358	$1,210	$1,296,721	$1,068,351	$(186,816)	$(16,969)	$2,175,855	$5,591	$2,181,446
Net earnings (loss)	-	-	-	(19,299)	-	-	(19,299)	306	(18,993)
Other comprehensive income (loss)	-	-	-	-	-	31,777	31,777	-	31,777
Issuance of stock and related tax withholdings for vested restricted stock units (4,149 shares)	-	-	(34)	-	-	-	(34)	-	(34)
Dividends declared ($0.10 per share)	-	-	13	(13,657)	-	-	(13,644)	-	(13,644)
Stock compensation expense	-	-	5,635	-	-	-	5,635	-	5,635
Repurchase of common stock held in treasury (577,325 shares)	-	-	-	-	(12,624)	-	(12,624)	-	(12,624)
Balance at September 28, 2024	$13,358	$1,210	$1,302,335	$1,035,395	$(199,440)	$14,808	$2,167,666	$5,897	$2,173,563

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The results of operations for the fiscal quarter and nine fiscal months ended September 28, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Newport wafer fab

On March 5, 2024, the Company acquired Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for $177,457 in cash, net of cash acquired.  The transaction included contingent payments of up to $15,000, held in escrow pending receipt of an export license.  The wafer fabrication facility is located on 28 acres and is an automotive-certified, 200mm semiconductor wafer fab with capacity to produce more than 30,000 wafers per month.  See Note 15 for further discussion on the fair value measurement of the contingent consideration liability.

The transaction was funded by Vishay with cash on-hand.  To effect the transaction, Vishay acquired a 100% interest in the legal entity Neptune 6 Limited, and its wholly-owned operating subsidiary, Nexperia Newport Limited, which owns and operates the Newport facility.  Neptune 6 Limited was renamed "Vishay UK Holdings Limited," and Nexperia Newport Limited was renamed "Vishay Newport Limited."

Based on an estimate of fair values, the Company allocated the purchase price of the acquisition as follows:

Net working deficit (excluding cash and cash equivalents)	$(339)
Property and equipment	148,109
Customer relationships	4,000
Other, net	1,315
Deferred taxes, net	(17,704)
Total identified assets and liabilities	135,381

Purchase price, net of cash acquired	177,457

Goodwill	$42,076

The acquired assets and liabilities are included in the MOSFETs segment.  The weighted average useful lives for customer relationships is 3 years.  The goodwill associated with this transaction is not deductible for income tax purposes.  The preliminary purchase price allocation is pending finalization of tax filings.  There can be no assurance that the estimated amounts recorded represent the final purchase price allocation.

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

Ametherm, Inc.

On June 5, 2024, the Company acquired all of the outstanding equity interests of Ametherm, Inc., a Carson City, Nevada-based manufacturer of inrush current limiting solutions and power thermistors, for $31,478 in cash, net of cash acquired.  Based on a preliminary estimate of fair values, the Company allocated $17,000 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $11,685 related to this acquisition.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.  The results and operations of this acquisition have been included in the Resistors segment since June 5, 2024.

MaxPower Semiconductor, Inc.

In October 2022, the Company acquired all of the outstanding equity interests of MaxPower Semiconductor, Inc., ("MaxPower").  The Company paid cash of $50,000, net of cash acquired, at closing.  The transaction also included possible contingent payments of up to $57,500, which would be payable upon the achievement of certain technology milestones, upon favorable resolution of certain technology licensing matters with a third party, and upon the disposition of MaxPower's investment in an equity affiliate.  As of June 29, 2024, the contingent payments upon favorable resolution of certain technology licensing matters with a third party and upon the disposition of MaxPower's investment in an equity affiliate have been resolved.  Additionally, $2,500 has been paid upon the achievement of the first technology milestone.  The Company's estimate of the maximum possible contingent payments remaining is now $15,000.  See Note 15 for further discussion on the fair value measurement of the contingent consideration liability.

Subsequent Event

On November 5, 2024 the Company entered into definitive agreements to acquire Birkelbach Kondensatortechnik GmbH and certain related assets (“Birkelbach”) for approximately €17,000 ($18,500). The all-cash transaction is expected to close before December 31, 2024, subject to satisfaction of customary closing conditions.

Based in Erndtebrueck, Germany, Birkelbach is a manufacturer of metalized technical films for capacitor dielectrics.  Vishay is a major customer of Birkelbach, and the acquired business will be vertically integrated into Vishay’s Capacitors segment. The goodwill related to this acquisition will be included in the Capacitors reporting unit for goodwill impairment testing.

Note 3 – Goodwill and Other Intangible Assets
Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition.  Goodwill is not amortized but rather is tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  The Company performs its annual goodwill impairment test as of the first day of the fourth fiscal quarter.  During the third fiscal quarter of 2024, the Company identified the decrease in its share price in combination with the increase in the book value of its assets as a result of its acquisition and capital spending activities as potential indicators of impairment requiring an interim goodwill impairment test.  The interim goodwill impairment test was performed as of September 28, 2024.

Using level 3 inputs, the Company performed a quantitative assessment of each of its business segments, which represent its reporting units for goodwill impairment testing purposes.  The assessment was performed using a weighting of the income and market approaches to determine fair value.  The Company used a discounted cash flow (“DCF”) method, using unobservable inputs, as its income approach. The significant assumptions in the DCF method include projected EBITDA and a discount rate (and estimates in the discount rate inputs).  The Company used comparable company market multiples for its market approach.  The resulting estimates of fair value from the income approach and the market approach were then weighted equally in determining the overall estimated fair value of each reporting unit.

Based on the evaluation, the estimated fair value of each reporting unit was determined to exceed  its carrying value, although the MOSFETs reporting unit’s fair value exceeded its carrying value by less than 10%.  No goodwill impairment charges were recognized, but if the MOSFETs reporting unit is not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in future impairment. There is $76,322 of goodwill in this reporting unit as of September 28, 2024.  The Company will continue to monitor its reporting units and related goodwill for any possible future non-cash impairment charges.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Restructuring and Related Activities

On September 24, 2024, the Company announced the implementation of restructuring actions designed to optimize the Company’s manufacturing footprint and streamline business decision making.

The restructuring actions will be implemented in phases and include:

●	Selling, general, and administrative functions will be streamlined beginning in the third fiscal quarter of 2024 through the fourth fiscal quarter of 2025.
●
The closure of three manufacturing facilities. A Diodes segment back-end facility in Shanghai, China is expected to be closed by the end of 2026 with production transfers completed in phases beginning in the fourth quarter of 2025.  In addition, two small facilities in the Resistors segment in Fichtelberg, Germany, and in Milwaukee, Wisconsin, are expected to be closed in 2026.

●	Various changes in manufacturing operations and production transfers.
The Company recorded restructuring expenses pursuant to on-going benefit arrangements of $40,614 during the fiscal quarter ended September 28, 2024, primarily related to expected cash severance costs. Severance benefits are generally paid in a lump sum at cessation of employment.  Payments prior to the end of the fiscal third quarter were not material. The current portion of the liability is $23,649 and is included in other accrued expenses in the accompanying consolidated condensed balance sheet. The non-current portion of the liability is $16,709 and is included in other liabilities in the accompanying consolidated condensed balance sheet.

Note 5 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	September 28, 2024	December 31, 2023
Right of use assets
Operating Leases
Buildings and improvements	$117,613	$121,578
Machinery and equipment	8,356	5,251
Total	$125,969	$126,829
Current lease liabilities
Operating Leases
Buildings and improvements	$23,231	$23,647
Machinery and equipment	4,394	2,838
Total	$27,625	$26,485
Long-term lease liabilities
Operating Leases
Buildings and improvements	$96,945	$100,489
Machinery and equipment	4,067	2,341
Total	$101,012	$102,830
Total lease liabilities	$128,637	$129,315

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Lease expense
Operating lease expense	$7,553	$7,035	$22,312	$20,803
Short-term lease expense	262	248	738	756
Variable lease expense	120	101	482	412
Total lease expense	$7,935	$7,384	$23,532	$21,971

The Company paid $22,618 and $20,912 for its operating leases in the nine fiscal months ended September 28, 2024 and September 30, 2023, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.9 years and the weighted-average discount rate is 6.6% as of September 28, 2024.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

September 28, 2024
2024 (excluding the nine fiscal months ended September 28, 2024)	$7,281
2025	27,615
2026	23,680
2027	18,814
2028	16,035
Thereafter	77,221

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended September 28, 2024 and September 30, 2023 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

During the nine fiscal months ended September 28, 2024, the liabilities for unrecognized tax benefits decreased $170 on a net basis, primarily due to statute expirations, partially offset by accruals for the current period.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	September 28, 2024	December 31, 2023

Credit facility	$-	$-
Convertible senior notes, due 2025	95,102	95,102
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(24,303)	(26,914)
	820,799	818,188
Less current portion	-	-
	$820,799	$818,188

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes as of September 28, 2024:

	2025 Notes		2030 Notes
Issuance date	June 12, 2018		September 12, 2023
Maturity date	June 15, 2025	*	September 15, 2030
Principal amount as of September 28, 2024	$95,102		$750,000
Cash coupon rate (per annum)	2.25%		2.25%
Conversion rate (per $1 principal amount)	32.1955		33.1609
Effective conversion price (per share)	$31.06		$30.16
130% of the current effective conversion price (per share)	$40.38		$39.21
*As the Company has the intent and ability to refinance its convertible senior notes due 2025 (the "2025 Notes") upon maturity using its revolving credit facility, the 2025 Notes remain classified as long-term liabilities.

On August 15, 2024, the Company entered into an amendment to its credit agreement with a consortium of banks led by JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto (the "Credit Facility").

The amendment redefines the Interest Coverage Ratio to remove Capital Expenditures from the calculation, increases the minimum Interest Coverage Ratio to 3.25 to 1.00, increases the threshold of Indebtedness of Foreign Subsidiaries to the greater of $300,000 and 15% of Consolidated Tangible Net Worth as of the last day of the fiscal quarter for which financial statements are delivered, and increases the threshold of Investments of Subsidiaries that are not Loan Parties to $300,000.

Other significant terms and conditions of the Credit Facility have not been modified.

Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $1,249 and $3,675 for the fiscal quarter and nine fiscal months ended September 28, 2024, respectively, and $883 and $2,521 for the fiscal quarter and nine fiscal months ended September 30, 2023, respectively.

Subsequent to the end of the third fiscal quarter of 2024, the Company repurchased $40,684 principal amount of 2025 Notes.  The repurchase was funded with a draw on the Credit Facility.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8  – Stockholders' Equity

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

The following table summarizes activity pursuant to this policy:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Dividends paid to stockholders	$13,644	$13,879	$41,096	$41,836
Stock repurchases	12,624	17,262	37,784	57,661
Total	$26,268	$31,141	$78,880	$99,497

The repurchased shares are being held as treasury stock.  The number of shares of common stock being held as treasury stock was 9,233,213 and 7,535,881 as of September 28, 2024 and December 31, 2023, respectively.

Note 9 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Beginning balance	$44,493	$49,350	$47,760	$46,979
Sales allowances	21,969	27,554	68,200	79,688
Credits issued	(24,448)	(31,034)	(73,635)	(81,162)
Foreign currency	456	(696)	145	(331)
Ending balance	$42,470	$45,174	$42,470	$45,174

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2024	$(14,599)	$24,936	$10,337
Other comprehensive income (loss) before reclassifications	(2,574)	5,768	$3,194
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	(2,574)	5,768	$3,194
Amounts reclassified out of AOCI	1,458	-	$1,458
Tax effect	(181)	-	$(181)
Amounts reclassified out of AOCI, net of tax	1,277	-	$1,277
Net other comprehensive income (loss)	$(1,297)	$5,768	$4,471
Balance at September 28, 2024	$(15,896)	$30,704	$14,808

Reclassifications of pension and other post-retirement actuarial items out of AOCI are included in the computation of net periodic benefit cost.  See Note 11 for further information.

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2024 and 2023 for the Company’s defined benefit pension plans:

	Fiscal quarter ended September 28, 2024		Fiscal quarter ended September 30, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$783	$-	$717
Interest cost	381	1,688	499	1,708
Expected return on plan assets	-	(586)	-	(568)
Amortization of prior service cost	16	57	36	56
Amortization of losses (gains)	(108)	463	(30)	575
Curtailment and settlement losses	-	102	-	102
Net periodic benefit cost	$289	$2,507	$505	$2,590

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 28, 2024 and September 30, 2023 for the Company’s defined benefit pension plans:

	Nine fiscal months ended September 28, 2024		Nine fiscal months ended September 30, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,349	$-	$2,164
Interest cost	1,144	5,038	1,498	5,114
Expected return on plan assets	-	(1,764)	-	(1,708)
Amortization of prior service cost	49	171	108	167
Amortization of losses (gains)	(325)	1,373	(90)	748
Curtailment and settlement losses	-	308	-	315
Net periodic benefit cost	$868	$7,475	$1,516	$6,800

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2024 and 2023 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended September 28, 2024		Fiscal quarter ended September 30, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$6	$61	$5	$34
Interest cost	53	62	56	32
Amortization of losses (gains)	(60)	21	(80)	3
Net periodic benefit cost	$(1)	$144	$(19)	$69

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 28, 2024 and September 30, 2023 for the Company’s other postretirement benefit plans:

	Nine fiscal months ended September 28, 2024		Nine fiscal months ended September 30, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$16	$181	$16	$102
Interest cost	158	184	168	94
Amortization of losses (gains)	(180)	62	(241)	10
Net periodic benefit cost	$(6)	$427	$(57)	$206

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Restricted stock units ("RSUs")	$5,635	$5,528	$14,810	11,503
Phantom stock units	-	-	118	107
Total	$5,635	$5,528	$14,928	11,610

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at September 28, 2024 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$31,130	2.2
Phantom stock units	-	n/a
Total	$31,130

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity under the Company's stock incentive programs as of September 28, 2024 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2024	1,717	$23.03
Granted*	1,641	20.47
Vested**	(587)	23.05
Cancelled or forfeited	(125)	23.18
Outstanding at September 28, 2024	2,646	$21.43

Expected to vest at September 28, 2024	1,900

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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2025	168	-	168
January 1, 2026	-	167	167
January 1, 2027	-	579	579
March 1, 2029	175	-	175

Phantom Stock Units

Phantom stock unit activity as of September 28, 2024 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2024	120
Granted	5	$23.51
Dividend equivalents issued	2
Outstanding at September 28, 2024	127

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Total
Fiscal quarter ended September 28, 2024:
Net revenues	$147,134	$145,183	$63,227	$180,889	$90,253	$108,667	$735,353

Segment Operating Income (Loss)	$(4,265)	$22,748	$6,153	$32,305	$23,649	$18,917	$99,507

Fiscal quarter ended September 30, 2023:
Net revenues	$205,027	$176,788	$64,441	$199,877	$89,947	$117,573	$853,653

Segment Operating Income	$52,755	$41,552	$13,087	$41,849	$25,078	$20,533	$194,854

Nine fiscal months ended September 28, 2024:
Net revenues	$455,360	$440,578	$165,436	$548,583	$272,965	$339,949	$2,222,871

Segment Operating Income	$5,616	$73,173	$16,339	$103,337	$71,377	$66,412	$336,254

Nine fiscal months ended September 30, 2023:
Net revenues	$610,596	$527,216	$189,293	$645,450	$259,524	$384,730	$2,616,809

Segment Operating Income	$167,544	$119,348	$41,136	$165,911	$73,642	$81,706	$649,287

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Reconciliation:
Segment Operating Income	$99,507	$194,854	$336,254	$649,287
Restructuring and Severance Costs	(40,614)	-	(40,614)	-
Unallocated Selling, General, and Administrative Expenses	(77,169)	(79,724)	(233,328)	(240,973)
Consolidated Operating Income (Loss)	$(18,276)	$115,130	$62,312	$408,314
Unallocated Other Income (Expense)	(5,793)	(18,618)	(5,848)	(21,556)
Consolidated Income (Loss) Before Taxes	$(24,069)	$96,512	$56,464	$386,758

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, and independent distributors.  The distribution of sales by channel is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Distributors	$406,468	$438,126	$1,200,456	$1,396,021
OEMs	278,801	358,791	871,739	1,044,039
EMS companies	50,084	56,736	150,676	176,749
Total Revenue	$735,353	$853,653	$2,222,871	$2,616,809

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Asia	$289,577	$323,750	$857,073	$957,706
Europe	256,296	315,264	793,183	968,286
Americas	189,480	214,639	572,615	690,817
Total Revenue	$735,353	$853,653	$2,222,871	$2,616,809

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Industrial	$243,610	$297,506	$753,872	$951,422
Automotive	279,597	316,043	834,998	910,775
Military and Aerospace	81,264	67,623	245,189	198,489
Medical	37,010	34,447	110,855	116,688
Other	93,872	138,034	277,957	439,435
Total Revenue	$735,353	$853,653	$2,222,871	$2,616,809

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Numerator:
Net earnings (loss) attributable to Vishay stockholders	$(19,299)	$65,529	$35,158	$272,348

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	136,667	138,964	137,155	139,696
Outstanding phantom stock units	126	119	126	132
Adjusted weighted average shares	136,793	139,083	137,281	139,828

Effect of dilutive securities:
Restricted stock units	-	918	758	749
Dilutive potential common shares	-	918	758	749

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	136,793	140,001	138,039	140,577

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.14)	$0.47	$0.26	$1.95

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.14)	$0.47	$0.25	$1.94

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Restricted stock units	2,646	3	243	107

If the average market price of Vishay common stock is less than the effective conversion prices of the convertible senior notes due 2025 and due 2030, respectively, no shares are included in the diluted earnings (loss) per share computation for the convertible senior notes due 2025 and due 2030.  Upon Vishay exercising its existing right to legally amend the indenture governing the convertible senior notes due 2025, Vishay will satisfy its conversion obligations by paying $1 cash per $1 principal amount of converted notes and settle any additional amounts due in common stock.  Pursuant to the indenture governing the convertible senior notes due 2030, Vishay will satisfy its conversion obligations by paying $1 cash per $1 principal amount of converted notes and settle any additional amounts due in cash and/or common stock.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
September 28, 2024
Assets:
Assets held in rabbi trusts	$54,943	$25,654	$29,289	$-
Available for sale securities	$4,298	4,298	-	-
	$59,241	$29,952	$29,289	$-

Liability:
Acquisitions contingent consideration	$15,674	$-	$-	$15,674

December 31, 2023
Assets:
Assets held in rabbi trusts	$50,378	$24,343	$26,035	$-
Available for sale securities	$4,115	4,115	-	-
	$54,493	$28,458	$26,035	$-

Liability:
MaxPower acquisition contingent consideration	$938	$-	$-	$938

There have been no changes in the classification of any financial instruments within the fair value hierarchy in the periods presented.

During the third fiscal quarter, the Company performed an interim goodwill impairment test in which the fair value of the Company's reporting units was calculated. See additional information on the impairment test in Note 3.

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

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at September 28, 2024 and December 31, 2023 is approximately $789,100 and $836,200, respectively, compared to its carrying value, excluding the deferred financing costs, of $845,102.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
At September 28, 2024 and December 31, 2023, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At September 28, 2024 and December 31, 2023, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using Level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

We are focused on enhancing stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while maintaining a prudent capital structure.  To drive growth and optimize stockholder value, we plan to capitalize on the mega trends of e-mobility, sustainability, and connectivity through initiatives.  We are developing go-to-market strategies and investing in and expanding the key product lines for growth that we have identified.  In addition, we are strategically expanding our outsourced production of commodity products to subcontractors.  At the same time, we are enhancing our channel management while investing in internal resources by adding customer-facing engineers and filling gaps in technology and market coverage.  Taken together, each of these initiatives supports our Think Customer First organizational culture.  To increase our internal capacity, we had planned to invest approximately $435 million in 2024.  The industry recovery has been slower than expected.  Accordingly, we adjusted our timetable for investments for our new 12-inch wafer fab in Itzehoe, Germany beyond 2024, and now expect total capital expenditures for 2024 to be between $360 million and $390 million.  We remain committed to spending a total of $2.6 billion in total capital expenditures for the period 2023 - 2028.  We can adjust the timing of our capital expenditures and still fulfill our customer commitments because we now have intermediate capacity due to the qualification of a foundry partner and the acquisition of the Newport wafer fab.

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

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  In this volatile economic environment, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We believe we can react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  The Company implemented restructuring programs in the third fiscal quarter of 2024 designed to optimize the Company's manufacturing footprint and streamline business decision making. We believe we have significant liquidity to withstand temporary disruptions in the economic environment.

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics decreased slightly in the third fiscal quarter of 2024 primarily due to the negative impacts of an on-going distributor inventory correction.  Net revenues and margins decreased versus the prior year periods primarily due to lower sales volume. The restructuring expense recognized in the third fiscal quarter also negatively impacted operating margin.

Net revenues for the fiscal quarter ended September 28, 2024 were $735.4 million, compared to $741.2 million and $853.7 million for the fiscal quarters ended June 29, 2024 and September 30, 2023, respectively.  The net loss attributable to Vishay stockholders for the fiscal quarter ended September 28, 2024 was $(19.3) million, or $(0.14) per share, compared to net earnings of $23.5 million, or $0.17 per diluted share for the fiscal quarter ended June 29, 2024, and $65.5 million, or $0.47 per diluted share for the fiscal quarter ended September 30, 2023.

Net revenues for the nine fiscal months ended September 28, 2024 were $2,222.9 million, compared to $2,616.8 million for the nine fiscal months ended September 30, 2023.  The net earnings attributable to Vishay stockholders for the nine fiscal months ended September 28, 2024 were $35.2 million, or $0.25 per diluted share, compared to $272.3 million, or $1.94 per diluted share for the nine fiscal months ended September 30, 2023.

We define adjusted net earnings as net earnings (loss) determined in accordance with GAAP adjusted for various items that management believes are not indicative of the intrinsic operating performance of our business.  We define free cash as the cash flows generated from continuing operations less capital expenditures plus net proceeds from the sale of property and equipment.  The reconciliations below include certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings, adjusted earnings per share, and free cash.  These non-GAAP measures should not be viewed as alternatives to GAAP measures of performance or liquidity.  Non-GAAP measures such as adjusted net earnings, adjusted earnings per share, and free cash do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that adjusted net earnings and adjusted earnings per share are meaningful because they provide insight with respect to our intrinsic operating results.  Management believes that free cash is a meaningful measure of our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  We utilize the free cash metric in defining our Stockholder Return Policy.

Net earnings (loss) attributable to Vishay stockholders include items affecting comparability. The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2024	June 29, 2024	September 30, 2023	September 28, 2024	September 30, 2023

GAAP net earnings (loss) attributable to Vishay stockholders	$(19,299)	$23,533	$65,529	$35,158	$272,348

Reconciling items affecting operating income (loss):
Restructuring and severance costs	$40,614	$-	$-	$40,614	$-

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	$-	$-	$18,874	$-	$18,874

Reconciling items affecting tax expense (benefit):
Tax effect of pre-tax items above	$(10,299)	$-	$(498)	$(10,299)	$(498)

Adjusted net earnings	$11,016	$23,533	$83,905	$65,473	$290,724

Adjusted weighted average diluted shares outstanding	137,558	138,084	140,001	138,039	140,577

Adjusted earnings per diluted share	$0.08	$0.17	$0.60	$0.47	$2.07

The following table reconciles gross profit by segment to consolidated gross profit (in thousands).

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2024	June 29, 2024	September 30, 2023	September 28, 2024	September 30, 2023

MOSFETs	$17,178	$21,569	$68,665	$64,220	$213,477
Diodes	29,245	30,999	47,194	92,614	136,200
Optoelectronic Components	11,548	14,205	18,140	32,754	55,689
Resistors	40,651	41,182	49,156	128,304	187,826
Inductors	27,366	28,284	28,493	82,437	83,024
Capacitors	24,895	26,631	25,995	83,831	97,613
Gross profit	$150,883	$162,870	$237,643	$484,160	$773,829

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

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2024	June 29, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net cash provided by (used in) continuing operating activities	$50,565	$(24,730)	$122,303	$106,046	$359,435
Proceeds from sale of property and equipment	132	514	21	1,397	1,034
Less: Capital expenditures	(59,527)	(62,564)	(66,829)	(175,175)	(184,079)
Free cash	$(8,830)	$(86,780)	$55,495	$(67,732)	$176,390

Our results have been negatively impacted by the distributor inventory correction that began in the fourth fiscal quarter of 2022 and continued through the third fiscal quarter of 2024.  The long-term outlook for our business remains strong, although our results are weaker than our prior fiscal quarter and prior year results.
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

The following table summarizes activity pursuant to this policy (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Dividends paid to stockholders	$13,644	$13,879	$41,096	$41,836
Stock repurchases	12,624	17,262	37,784	57,661
Total	$26,268	$31,141	$78,880	$99,497

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2023 through the third fiscal quarter of 2024 (dollars in thousands):

	3rd Quarter 2023	4th Quarter 2023	1st Quarter 2024	2nd Quarter 2024	3rd Quarter 2024

Net revenues	$853,653	$785,236	$746,279	$741,239	$735,353

Gross profit margin	27.8%	25.6%	22.8%	22.0%	20.5%

Operating margin(1)	13.5%	9.9%	5.7%	5.1%	(2.5)%

End-of-period backlog	$1,552,400	$1,381,800	$1,253,400	$1,145,400	$1,075,800

Book-to-bill ratio	0.63	0.75	0.82	0.86	0.88

Inventory turnover	3.7	3.6	3.5	3.4	3.4

Change in ASP vs. prior quarter	(0.8)%	(0.7)%	(2.5)%	(0.7)%	(1.0)%
_________________________________________

(1) Operating margin for the third fiscal quarter of 2024 includes $40.6 million of restructuring and severance expenses (see Note 4 to our consolidated condensed financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues decreased versus the prior fiscal quarter and the third fiscal quarter of 2023 primarily due to lower sales volume and lower average selling prices.  The book-to-bill ratio increased slightly versus the prior fiscal quarter, but orders and backlog continued to be negatively impacted by the distributor inventory correction that continued in the third fiscal quarter of 2024.  We continue to increase manufacturing capacity for critical product lines.  Average selling prices decreased versus the prior fiscal quarter and prior year quarter.

Gross profit margin decreased versus the prior fiscal quarter and the prior year quarter primarily due to lower sales volume, decreased average selling prices, and increased depreciation expense. The impact of the Newport acquisition also contributed to the decrease versus the prior year quarter.

The book-to-bill ratio in the third fiscal quarter of 2024 increased to 0.88 versus 0.86 in the second fiscal quarter of 2024.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2023 through the third fiscal quarter of 2024 (dollars in thousands):

	3rd Quarter 2023	4th Quarter 2023	1st Quarter 2024	2nd Quarter 2024	3rd Quarter 2024
MOSFETs
Net revenues	$205,027	$168,158	$153,173	$155,053	$147,134

Book-to-bill ratio	0.50	0.62	0.68	0.79	0.84

Gross profit margin	33.5%	27.3%	16.6%	13.9%	11.7%

Segment operating margin	25.7%	16.8%	5.3%	1.2%	(2.9)%

Diodes
Net revenues	$176,788	$163,324	$149,130	$146,265	$145,183

Book-to-bill ratio	0.58	0.61	0.72	0.85	0.74

Gross profit margin	26.7%	24.1%	21.7%	21.2%	20.1%

Segment operating margin	23.5%	20.9%	17.4%	16.7%	15.7%

Optoelectronic Components
Net revenues	$64,441	$53,853	$49,199	$53,010	$63,227

Book-to-bill ratio	0.57	0.59	0.89	0.82	0.77

Gross profit margin	28.1%	12.1%	14.2%	26.8%	18.3%

Segment operating margin	20.3%	3.4%	3.0%	16.4%	9.7%

Resistors
Net revenues	$199,877	$198,022	$188,196	$179,498	$180,889

Book-to-bill ratio	0.65	0.82	0.79	0.87	0.95

Gross profit margin	24.6%	25.6%	24.7%	22.9%	22.5%

Segment operating margin	20.9%	22.0%	20.3%	18.3%	17.9%

Inductors
Net revenues	$89,947	$87,868	$88,651	$94,061	$90,253

Book-to-bill ratio	0.85	0.91	0.96	0.97	0.83

Gross profit margin	31.7%	33.4%	30.2%	30.1%	30.3%

Segment operating margin	27.9%	29.6%	26.1%	26.1%	26.2%

Capacitors
Net revenues	$117,573	$114,011	$117,930	$113,352	$108,667

Book-to-bill ratio	0.75	0.95	1.03	0.87	1.10

Gross profit margin	22.1%	25.3%	27.4%	23.5%	22.9%

Segment operating margin	17.5%	20.4%	22.5%	18.5%	17.4%

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition.  Goodwill is not amortized but rather is tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  We perform our annual goodwill impairment test as of the first day of the fourth fiscal quarter.  During the third fiscal quarter of 2024, we identified the decrease in our share price in combination with the increase in the book value of our assets as a result of our acquisition and capital spending activities as potential indicators of impairment requiring an interim goodwill impairment test.  The interim goodwill impairment test was performed as of September 28, 2024.

We performed a quantitative assessment of each of our reporting units using an equal weighting of  income (discounted cash flow) and market approaches to determine fair value.  We determined that the estimated fair value of each reporting unit exceeded its carrying value, although the MOSFETs reporting unit’s fair value exceeded its carrying value by less than 10%.  No goodwill impairment charges were recognized, but if the MOSFETs reporting unit is not able to achieve its anticipated results and/or if its discount rate were to increase, its fair value would be adversely affected, which may result in future impairment. There is $76.3 million of goodwill in this reporting unit as of September 28, 2024.

The acquisitions of MaxPower Semiconductor, Inc. and the Newport wafer fab, as well as the planned capacity expansions at Itzehoe and Newport, are long-term investments which were not expected to generate significant income or cash flows in the near-term, but should greatly enhance the long-term position of our MOSFETs business.   Such investments have significantly increased the net asset base of our MOSFETs business without a corresponding increase in current income or cash flows.  We continue to be committed to these long-term projects.

There are certain execution risks to our strategic plan.  These execution risks, as well as the current market price of our common stock, result in the use of a relatively high discount rate in our discounted cash flow analysis.  We will continue to monitor our reporting units and related goodwill for any possible future non-cash impairment charges.

See Note 3 to the consolidated condensed financial statements for additional information.

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2024	June 29, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of products sold	79.5%	78.0%	72.2%	78.2%	70.4%
Gross profit	20.5%	22.0%	27.8%	21.8%	29.6%
Selling, general & administrative expenses	17.5%	16.9%	14.4%	17.2%	14.0%
Operating income (loss)	-2.5%	5.1%	13.5%	2.8%	15.6%
Income (loss) before taxes and noncontrolling interest	-3.3%	4.9%	11.3%	2.5%	14.8%
Net earnings (loss) attributable to Vishay stockholders	-2.6%	3.2%	7.7%	1.6%	10.4%
________
Effective tax rate	21.1%	34.2%	31.7%	35.7%	29.3%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2024	June 29, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues	$735,353	$741,239	$853,653	$2,222,871	$2,616,809

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2024		Nine fiscal months ended September 28, 2024
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2024	$(5,886)	(0.8)%	n/a	n/a
September 30, 2023	$(118,300)	(13.9)%	$(393,938)	(15.1)%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	(0.8)%	(11.0)%	(12.7)%
Decrease in average selling prices	(1.0)%	(4.7)%	(4.1)%
Foreign currency effects	0.5%	0.1%	0.0%
Acquisitions	0.1%	1.0%	1.1%
Other	0.4%	0.7%	0.6%
Net change	(0.8)%	(13.9)%	(15.1)%

Despite the distributor inventory correction that we are experiencing, the long-term prospects for our business remain favorable, and we continue to increase manufacturing capacities for critical product lines.  The decrease in net revenues versus the prior fiscal quarter and prior year quarter are primarily due to decreased sales volume and average selling prices.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended September 28, 2024 were 20.5%, versus 22.0% and 27.8%, for the comparable prior quarter and prior year period, respectively.  Gross profit margins for the nine fiscal months ended September 28, 2024 were 21.8%, versus 29.6% for the comparable prior year period.  Gross profit margin decreased versus the prior fiscal quarter primarily due to lower sales volume, decreased average selling prices, and increased depreciation expense. The decreases versus the prior year periods are primarily due to lower sales volume, decreased average selling prices, the impact of the Newport acquisition, and cost inflation.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2024	June 29, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net revenues	$147,134	$155,053	$205,027	$455,360	$610,596
Gross profit margin	11.7%	13.9%	33.5%	14.1%	35.0%
Segment operating margin	(2.9)%	1.2%	25.7%	1.2%	27.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2024		Nine fiscal months ended September 28, 2024
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2024	$(7,919)	(5.1)%	n/a	n/a
September 30, 2023	$(57,893)	(28.2)%	$(155,236)	(25.4)%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	(3.8)%	(23.2)%	(21.1)%
Decrease in average selling prices	(1.8)%	(11.3)%	(10.9)%
Foreign currency effects	0.4%	0.1%	0.0%
Acquisition	0.0%	3.7%	4.4%
Other	0.1%	2.5%	2.2%
Net change	(5.1)%	(28.2)%	(25.4)%

Net revenues of the MOSFETS segment decreased versus the prior fiscal quarter and the prior year periods. The decrease versus the prior fiscal quarter is primarily due to decreased sales of Newport legacy products. The decreases versus the prior year quarter and prior year-to-date periods are primarily due to decreased sales to all end market customers and customers in all regions, partially offset by the Newport wafer fab acquisition.

Gross profit margin decreased versus the prior fiscal quarter and the prior year periods. The decreases versus the prior fiscal quarter and prior year periods are primarily due to lower sales volume and decreased average selling prices. Costs associated with the Newport wafer fab also contributed to the decreases versus the prior period years.

The segment operating margin decreased versus the prior fiscal quarter and the prior year periods. The decreases are primarily due to gross profit margin decreases.

Average selling prices decreased significantly versus the prior year periods, and to a lesser extent versus the prior fiscal quarter.
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

Diodes

Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2024	June 29, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net revenues	$145,183	$146,265	$176,788	$440,578	$527,216
Gross profit margin	20.1%	21.2%	26.7%	21.0%	25.8%
Segment operating margin	15.7%	16.7%	23.5%	16.6%	22.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2024		Nine fiscal months ended September 28, 2024
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2024	$(1,082)	(0.7)%	n/a	n/a
September 30, 2023	$(31,605)	(17.9)%	$(86,638)	(16.4)%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	0.4%	(14.6)%	(13.8)%
Decrease in average selling prices	(1.5)%	(4.0)%	(3.0)%
Foreign currency effects	0.4%	0.0%	(0.1)%
Other	0.0%	0.7%	0.5%
Net change	(0.7)%	(17.9)%	(16.4)%

Net revenues of the Diodes segment decreased slightly versus the prior fiscal quarter and significantly versus the prior year periods.  The decrease versus the prior fiscal quarter was primarily due to decreased sales to distribution customers and customers in the Europe and Americas regions.  The decreases versus the prior year periods are due to decreased sales to nearly all end market customers and customers in all regions.

Gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter was primarily due to lower average selling prices. The decreases versus the prior year periods are primarily due to lower sales volume and lower average selling prices. Higher labor and logistics costs also contributed to the decreases versus the prior year periods.

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

Optoelectronic Components

Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended						Nine fiscal months ended
	September 28, 2024		June 29, 2024		September 30, 2023		September 28, 2024	September 30, 2023

Net revenues	$	$ 63,227	$	$ 53,010	$	$ 64,441	$165,436	$189,293
Gross profit margin		18.3%		26.8%		28.1%	19.8%	29.4%
Segment operating margin		9.7%		16.4%		20.3%	9.9%	21.7%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2024		Nine fiscal months ended September 28, 2024
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2024	$10,217	19.3%	n/a	n/a
September 30, 2023	$(1,214)	(1.9)%	(23,857)	(12.6)%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	20.1%	(0.6)%	(11.0)%
Decrease in average selling prices	(1.7)%	(1.9)%	(1.9)%
Foreign currency effects	0.9%	0.3%	0.1%
Other	0.0%	0.3%	0.2%
Net change	19.3%	(1.9)%	(12.6)%

Net revenues of the Optoelectronic Components segment increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is due to increased sales to all end market customers and customers in all regions.  The decrease versus the prior year quarter is primarily due to decreased sales to industrial end market customers and customers in the Europe and Americas regions. The decreases versus the prior year-to-date period is primarily due to decreased sales to distribution customers, all end market customers, and customers in the Europe and Americas regions.

Gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter and the prior year quarter are primarily due to lower average selling prices and the negative impact of inventory reduction. The decrease versus the prior year-to-date period is primarily due to decreased sales volume, lower average selling prices, and increased inventory obsolescence.

Segment operating margin decreased versus the prior fiscal quarter and the prior year periods.  The fluctuations are primarily due to gross profit margin decreases.

Average selling prices decreased versus the prior fiscal quarter and the prior year periods.

We are now using our recently modernized and expanded wafer fab in Heilbronn, Germany.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2024	June 29, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net revenues	$180,889	$179,498	$199,877	$548,583	$645,450
Gross profit margin	22.5%	22.9%	24.6%	23.4%	29.1%
Segment operating margin	17.9%	18.3%	20.9%	18.8%	25.7%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2024		Nine fiscal months ended September 28, 2024
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2024	$1,391	0.8%	n/a	n/a
September 30, 2023	$(18,988)	(9.5)%	$(96,867)	(15.0)%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	0.6%	(7.0)%	(13.2)%
Decrease in average selling prices	(1.5)%	(4.6)%	(2.7)%
Foreign currency effects	0.7%	0.2%	0.1%
Acquisitions	0.5%	0.6%	0.2%
Other	0.5%	1.3%	0.6%
Net change	0.8%	(9.5)%	(15.0)%

Net revenues of the Resistors segment increased slightly versus the prior fiscal quarter, but decreased significantly versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers mainly in Asia and automotive and military and aerospace end market customers. The decreases versus the prior year periods were due to decreased sales to nearly all end market customers and customers in all regions.

Gross profit margin decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower average selling prices, increased labor costs, and increased materials costs. The decreases versus the prior year periods are primarily due to lower sales volume, lower average selling prices, increased labor costs, increased depreciation, and increased logistics costs.

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

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2024	June 29, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net revenues	$90,253	$94,061	$89,947	$272,965	$259,524
Gross profit margin	30.3%	30.1%	31.7%	30.2%	32.0%
Segment operating margin	26.2%	26.1%	27.9%	26.1%	28.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2024		Nine fiscal months ended September 28, 2024
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2024	$(3,808)	(4.0)%	n/a	n/a
September 30, 2023	$306	0.3%	$13,441	5.2%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	(4.4)%	2.7%	7.5%
Change in average selling prices	0.1%	(2.4)%	(2.2)%
Foreign currency effects	0.3%	0.1%	0.0%
Other	0.0%	(0.1)%	(0.1)%
Net change	(4.0)%	0.3%	5.2%

Net revenues of the Inductors segment decreased versus the prior fiscal quarter, were flat versus the prior year fiscal quarter, and increased versus the prior year-to-date period.  The decrease versus the prior fiscal quarter was primarily due to decreased sales to distribution and OEM customers, all end market customers, and customers in the Americas and Europe regions. The increase versus the prior year-to-date period is primarily due to increased sales to distribution customers, automotive and medical end market customers, and customers in all regions.

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

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2024	June 29, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net revenues	$108,667	$113,352	$117,573	$339,949	$384,730
Gross profit margin	22.9%	23.5%	22.1%	24.7%	25.4%
Segment operating margin	17.4%	18.5%	17.5%	19.5%	21.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 28, 2024		Nine fiscal months ended September 28, 2024
	Change in net revenues	% change	Change in net revenues	% change
June 29, 2024	$(4,685)	(4.1)%	n/a	n/a
September 30, 2023	$(8,906)	(7.6)%	$(44,781)	(11.6)%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	(7.0)%	(7.5)%	(10.9)%
Change in average selling prices	1.1%	(0.2)%	(0.6)%
Foreign currency effects	0.7%	0.2%	0.0%
Other	1.1%	(0.1)%	(0.1)%
Net change	(4.1)%	(7.6)%	(11.6)%

Net revenues of the Capacitors segment decreased versus the prior fiscal quarter and the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to distribution customers, industrial end market customers, and customers in the Asia and Europe regions.  The decrease versus the prior year quarter is primarily due to decreased sales to industrial and automotive end market customers and customers in the Europe region.  The decrease versus the prior year-to-date period is primarily due to decreased sales to distribution customers, industrial and automotive end market customers, and customers in the Europe and Americas regions.

Gross profit margin decreased versus the prior fiscal quarter and the prior year-to-date period, but increased versus the prior year quarter.  The decrease versus the prior fiscal quarter is due to lower sales volume, negative product mix, and increased utilities costs, partially offset by higher average selling prices. The increase versus the prior year quarter is due to improved production efficiencies and lower materials costs. The decrease versus the prior year-to-date period is due to lower sales volume, lower average selling prices, increased labor costs, higher material costs, and production inefficiencies.

Segment operating margin decreased versus the prior fiscal quarter and the prior year-to-date period, but was flat versus the prior year fiscal quarter.  The decreases are primarily due to gross profit margin decreases.

Average selling prices increased versus the prior fiscal quarter, but decreased versus the prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 28, 2024	June 29, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total SG&A expenses	$128,545	$124,953	$122,513	$381,234	$365,515
as a percentage of revenues	17.5%	16.9%	14.4%	17.2%	14.0%

The sequential increase in SG&A expenses is primarily attributable to higher stock-based compensation expense and higher research and development expenses, partially offset by lower bonus compensation.  SG&A expenses increased versus the prior year periods due to higher stock-based compensation expense and general cost inflation.

On September 24, 2024, we announced a restructuring program designed, in part, to streamline business decision making. The programs are expected to generate annualized cost savings of approximately $12 million of selling, general and administration expenses, when the programs are fully implemented by the end of 2026. We expect SG&A expenses for the fourth fiscal quarter of 2024 to be approximately $126 million, reflecting SG&A cost savings realized from the program so far.

Other Income (Expense)

Interest expense for the fiscal quarter ended September 28, 2024 decreased $0.1 million versus the fiscal quarter ended June 29, 2024 and decreased $0.6 million versus the fiscal quarter ended September 30, 2023.  Interest expense for the nine fiscal months ended September 28, 2024 increased by $1.1 million versus the nine fiscal months ended September 30, 2023.  The decrease versus the prior year fiscal quarter is due to lower average outstanding balances on the revolving credit facility.  The increase versus the prior year-to-date period is due to the issuance of the convertible senior notes due 2030 in the third fiscal quarter of 2023.
The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	September 28, 2024	September 30, 2023	Change
Foreign exchange gain (loss)	$(3,727)	$1,407	$(5,134)
Interest income	5,230	9,183	(3,953)
Other components of net periodic pension expense	(2,089)	(2,389)	300
Investment income (expense)	1,385	(1,419)	2,804
Other	4	627	(623)
	$803	$7,409	$(6,606)

	Fiscal quarters ended
	September 28, 2024	June 29, 2024	Change
Foreign exchange gain (loss)	$(3,727)	$620	$(4,347)
Interest income	5,230	6,663	(1,433)
Other components of net periodic pension expense	(2,089)	(2,056)	(33)
Investment income (expense)	1,385	(148)	1,533
Other	4	(68)	72
	$803	$5,011	$(4,208)

	Nine fiscal months ended
	September 28, 2024	September 30, 2023	Change
Foreign exchange gain (loss)	$(1,814)	$1,120	$(2,934)
Interest income	20,946	21,419	(473)
Other components of net periodic pension expense	(6,218)	(6,183)	(35)
Investment income (expense)	871	(868)	1,739
Other	116	507	(391)
	$13,901	$15,995	$(2,094)

Income Taxes
For the fiscal quarter ended September 28, 2024, our effective tax rate was 21.1%, as compared to 34.2% and 31.7% for the fiscal quarters ended June 29, 2024 and September 30, 2023, respectively.  For the nine fiscal months ended September 28, 2024, our effective tax rate was 35.7%, as compared to 29.3% for the nine fiscal months ended September 30, 2023.  We expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.

During the nine fiscal months ended September 28, 2024, the liabilities for unrecognized tax benefits decreased $0.2 million on a net basis, primarily due to statute expirations, partially offset by accruals for the current period.

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

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of September 28, 2024 continued to be strong.  We have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, fund our Stockholder Return Policy, and to reduce debt levels.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $106.0 million for the nine fiscal months ended September 28, 2024, as compared to cash flows provided by operations of $359.4 million for the nine fiscal months ended September 30, 2023.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the third fiscal quarter of 2023 through the third fiscal quarter of 2024:

	Fiscal quarters ended
	3rd Quarter 2023	4th Quarter 2023	1st Quarter 2024	2nd Quarter 2024	3rd Quarter 2024
Days sales outstanding ("DSO") (a)	48	50	51	51	53
Days inventory outstanding ("DIO") (b)	96	101	104	105	106
Days payable outstanding ("DPO") (c)	(33)	(31)	(31)	(31)	(32)
Cash conversion cycle	111	120	124	125	127

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

Cash paid for property and equipment for the nine fiscal months ended September 28, 2024 was $175.2 million, as compared to $184.1 million for the nine fiscal months ended September 30, 2023.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  To increase our internal capacity, we had planned to invest approximately $435 million in 2024.  The industry recovery has been slower than expected.  Accordingly, we adjusted our timetable for investments for our new 12-inch wafer fab in Itzehoe, Germany beyond 2024, and now expect total capital expenditures for 2024 to be between $360 million and $390 million.  We remain committed to spending a total of $2.6 billion in total capital expenditures for the period 2023 - 2028.

Free cash flow for the nine fiscal months ended September 28, 2024 decreased versus the nine fiscal months ended September 30, 2023 primarily due to decreased net earnings and withholding taxes paid for the repatriation of cash to the U.S.  We expect that free cash flow will be negatively impacted by the expected high level of capital expenditures for expansion in 2023 - 2025 after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at September 28, 2024 and December 31, 2023 (in thousands):

	September 28, 2024	December 31, 2023

Credit facility	$-	$-
Convertible senior notes, due 2025	95,102	95,102
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(24,303)	(26,914)
Total debt	820,799	818,188

Cash and cash equivalents	643,771	972,719
Short-term investments	13,491	35,808
Net cash and short-term investments (debt)	$(163,537)	$190,339

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

During the second fiscal quarter of 2024, we repatriated $120 million of accumulated earnings to the United States and paid withholding taxes in Israel of $15 million.  As of September 28, 2024, $24.8 million of our cash and cash equivalents and short-term investments were held by our U.S. subsidiaries.  Based on expected cash payments pursuant to our Stockholder Return Policy and funding of the Newport expansion, we expect to be in a net borrowing position in the U.S. before year-end 2024.  As of September, 2024, we have approximately $513 million of German and Israeli earnings that are deemed not indefinitely reinvested.  Based on the expected timing of future repatriations, we estimate that the tax liability to repatriate these unremitted earnings will be approximately $76 million, which has been accrued, but will only be paid upon repatriation of the unremitted earnings.  Repatriating these unremitted earnings earlier than currently planned may not be possible and would incur additional tax expense.  We also have amounts of unremitted foreign earnings held by subsidiaries in countries other than Israel and Germany, which continue to be reinvested indefinitely, that we have not accrued for the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions that would be incurred to repatriate these amounts.  Certain of these subsidiaries are located in countries with restrictive regulations and high tax rates for repatriating cash.  Due to the uncertainties associated with the ability, timing, and method to repatriate these unremitted earnings and other complexities associated with its hypothetical calculation, determination of the amount of tax expense that would be incurred to repatriate the unremitted earnings is not practicable, but could be significant.  Our substantially undrawn credit facility provides us with adequate operating liquidity in the United States.

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

We maintain a $750 million revolving credit agreement with a consortium of banks led by JPMorgan Chase Bank, N.A., that matures on May 8, 2028.  The maximum amount available on the revolving credit facility is restricted by the financial covenants described below.  The credit facility also provides us the ability to request up to $300 million of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt.

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

On August 15, 2024, we entered into an amendment to the credit facility that redefines the Interest Coverage Ratio to remove Capital Expenditures from the calculation, increases the minimum Interest Coverage Ratio to 3.25 to 1.00, increases the threshold of Indebtedness of Foreign Subsidiaries to the greater of $300 million and 15% of Consolidated Tangible Net Worth as of the last day of the fiscal quarter for which financial statements are delivered, and increases the threshold of Investments of Subsidiaries that are not Loan Parties to $300 million.

Other significant terms and conditions of the credit facility have not been modified.

We were in compliance with all financial covenants under the credit facility at September 28, 2024.  Our interest coverage ratio and net leverage ratio were 19.99 to 1 and 1.40 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and any amounts then outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior notes due 2025 and due 2030 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.  The maturity date of the credit facility will accelerate if within ninety-one days prior to the maturity of our convertible senior notes due 2025, the outstanding principal amount of such notes exceeds a defined liquidity measure as set forth in the credit facility.  The repurchase of $370.2 million principal amount of convertible senior notes due 2025 in 2023 reduces the risk that the maturity date of the credit facility will accelerate.  Subsequent to the end of the third fiscal quarter of 2024, we repurchased an additional $40.7 million principal amount of convertible senior notes due 2025.  The repurchase was funded with a draw on our revolving credit facility.

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the credit facility are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 1.99 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 1.85% (including the applicable credit spread), and the undrawn commitment fee is 0.30% per annum.

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

We had no amount outstanding on our revolving credit facility at December 31, 2023 and September 28, 2024.  We borrowed and repaid $58 million on the revolving credit facility during the nine fiscal months ended September 28, 2024.  No amounts were outstanding on our revolving credit facility at any fiscal month-end.  We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due before 2025.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended September 28, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Amount Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

June 30 - July 27	203,597	$23.36	203,597	$4,756,393	1,553,781
July 28 - August 24	317,575	$21.14	317,575	$6,714,481	1,236,206
August 25 - September 28	56,153	$20.53	56,153	$1,153,030	1,180,053
Total	577,325	$21.87	577,325	$12,623,904	1,180,053

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

During the fiscal quarter ended September 28, 2024, the individual listed below serving as a director and officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted a trading arrangement for the sale of the Company’s securities as described in Item 408 of Regulation S-K of the Securities Act.  The material terms of the plan which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”), are as follows:

●	Marc Zandman, Executive Chairman of the Board of Directors and Chief Business Development Officer of the Company, adopted a Rule 10b5-1 Plan on September 7, 2024. Under this plan, the following shares may be sold:

(i)	the number of shares of common stock acquired as a result of the vesting on January 1, 2025 of the Restricted Stock Units previously acquired by Mr. Zandman, net of any portion of such shares which are surrendered to the Company or sold to cover withholding taxes; and
(ii)	the number of shares of common stock, if any, acquired as a result of the vesting in February 2025 of the Performance-Based Restricted Units previously acquired by Mr. Zandman, net of any portion of such shares which are surrendered to the Company or sold to cover withholding taxes.

Item 6.	Exhibits

4.1	Second Supplemental Indenture, dated as of October 29, 2024, by and between Vishay Intertechnology, Inc. and HSBC Bank USA, N.A., as Trustee.
4.2	First Supplemental Indenture, dated as of October 29, 2024, by and between Vishay Intertechnology, Inc. and HSBC Bank USA, N.A. as Trustee.
10.1	First Amendment to the Amended and Restated Agreement, dated as of August 15, 2024, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto, Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed August 15, 2024.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joel Smejkal, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David E. McConnell, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 28, 2024, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  November 6, 2024