Form 10-K
period 2024-12-31
VISHAY INTERTECHNOLOGY INC
filed 2025-02-14
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($22.30 on June 29, 2024), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $2,805,000,000. There is no non-voting stock outstanding.

As of February 12, 2025, registrant had 123,469,861 shares of its common stock (excluding treasury stock) and 12,097,148 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2024, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2024

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

Together with major manufacturers of electronic products worldwide, we are supporting next level automation in multiple areas, including factories, the electrification of the automobile, 5G network technology, artificial intelligence ("A.I."), and the rapid expansion of connectivity across everything (IoT).

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

Research and Development Provides Customer-Driven Growth Solutions

We maintain strategically placed application and product support centers where proximity to customers and our manufacturing locations enables us to more easily gauge and satisfy the needs of local markets. The breadth of our product portfolio along with the proximity of our field application engineers to customers provides increased opportunities to have our components selected and designed into new end products by customers in all relevant market segments. We also maintain research and development personnel and promote programs at a number of our production facilities to develop new products and new applications of existing products, and to improve manufacturing processes and technologies. We are engaging with customers to better understand their technical product needs and developing reference designs to meet their needs using the breadth of our product portfolio. We plan to grow our business and increase earnings per share, in part, through accelerating the development of new products and technologies and increasing design-in opportunities by expanding our technical resources for providing solutions to customers.

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

Broad Market Penetration

We have one of the broadest product lines of discrete semiconductors and passive components among our competitors. Our broad product portfolio allows us to penetrate markets in all industry segments and all regions, which reduces our exposure to a particular end market or geographic location. We plan to grow our business and increase earnings per share, in part, through improving market penetration by expanding manufacturing facilities for our most successful products, increasing technical resources, and developing markets for specialty products in Asia.  Over the next few years, we expect to experience higher growth rates than over the last decade. This expectation is based upon accelerated electrification, such as factory automation, electrical vehicles, A.I., and 5G infrastructure.  We are investing to expand internal and external capacity to meet customers' expected increased demand. See Note 15 to our consolidated financial statements for net revenues by region and end market.

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
Strong Free Cash Flow Generation

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash” (see "Overview" included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for "free cash" definition and reconciliation to generally accepted accounting principles ("GAAP")).  Due to our strong operational management, cost control measures, efficient capital expenditures, broad product portfolio, and strong market position, we have historically generated  strong “free cash.”  Our aggressive capital expenditure plans for 2023 - 2025 have and will negatively impact our "free cash" generation over that time frame, after which we expect to generate increasingly higher levels of free cash.

Financial Strength and Flexibility

Over the past few years, we have been deploying our accumulated cash to expand our manufacturing capacity for the future.  We believe our strong cash position and available revolving credit facility provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Key Business Strategies

We have entered into a new era at Vishay that focuses on being a customer first, business-minded company that is designed to drive profitable growth, which we are calling Vishay 3.0. We have identified eight strategic levers to achieve our goals:

Internal Capacity Expansion

Over the next few years, we expect to experience higher growth rates than over the last decade.  This expectation is based upon accelerated electrification, such as factory automation, electrical vehicles, A.I., and 5G infrastructure.  We are investing in additional capital expenditures to expand key product lines to increase internal capacity and meet customers' needs. These projects include the Newport wafer fab; a new site in Mexico for power inductors and non-linear resistors; a resistor manufacturing expansion in Mexico; expanded 8" diode manufacturing in Taiwan and Turin, Italy; and the new MOSFET 12” fab in Itzehoe, Germany.

External Capacity Expansion

We are expanding our external capacity, engaging in developing partnerships with subcontractors to outsource production of some commodity products to create incremental capacity for our higher growth and higher return products.  Each reportable segment is evaluating subcontractors, including supporting front-end capacities for our semiconductor segments.  We maintain significant production facilities in those regions where we market the bulk of our products to reduce lead times and enhance the service and responsiveness that we provide our customers.

Optimizing Global Manufacturing Footprint

We are evaluating our global manufacturing footprint and began taking steps to optimize it by announcing the closure of three manufacturing sites as part of the restructuring actions that were announced in September 2024.  See additional information in Note 3 to our consolidated financial statements.

Increased Technical Headcount

As part of our plan to foster intensified internal growth, we are focusing on increasing our technical resources, adding additional customer-facing engineers, and intensifying our activities in R&D.  We plan to continue to use our R&D, engineering, and product marketing resources to continually roll out new and innovative products.  We have seen and will continue to see an increase in operating expenses over the next couple of years as we add these engineering talents.

Enhanced Channel Management

We aim to further strengthen our relationships with customers and strategic partners by understanding customers' technical needs and providing broad product lines that allow us to provide “one-stop shop” service, whereby they can streamline their design and purchasing processes by ordering multiple types of products from Vishay. Our investments in internal and external capacity expansion allow us to provide customers with a continuous supply of products and assure them that we have capacity to scale when needed.  By increasing our capacity and capabilities, we are also enhancing our ability to support all the business channels, while maximizing the profitability of each one through a focus on higher margin customers.  We are providing greater technical support and engaging with customers’ in-house design engineers through our expanding field application engineers staff.  We maintain significant production facilities in those regions where we market the bulk of our products to reduce lead times and enhance the service and responsiveness that we provide to our customers.  Our acquisition and R&D activities are broadening our product offerings and allowing us to expand the portfolio of products we sell to catalogue distributors.

Innovation

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

Vishay Solutions

Another area of focus is our introduction of solution selling, speaking to customer engineers about applications, and the performance improvement that Vishay components can bring from the full array of our portfolio.  Customer engineers look for suppliers who can provide solutions to advance their technologies.  We are developing reference designs to meet customer needs using the breadth of our product portfolio.  Vishay’s semiconductors and passive components can populate greater than 80% of the components on the circuit board in many applications.

Mergers and Acquisitions

We also plan to continue to expand within the electronic components industry, through the acquisition of other manufacturers of electronic components that have established positions in major markets, reputations for product innovation, quality, and reliability, strong customer bases, and product lines with which we have substantial marketing and technical expertise.  It also includes certain businesses that possess technologies which we expect to further develop and commercialize, businesses that we grow using our manufacturing capabilities, capacity, and economies of scale and global customer base, and key niche suppliers that allow us to vertically integrate our supply chain.

Products

We design, manufacture, and market electronic components that cover a wide range of functions and technologies.  Our products include commodity, non-commodity, and custom products in which we believe we enjoy a good reputation and strong brand recognition, including our Siliconix, Dale, Draloric, Beyschlag, Sfernice, MCB, UltraSource, Applied Thin-Film Products, IHLP®, HiRel Systems, Sprague, Vitramon, Barry, Roederstein, ESTA, BCcomponents, and Ametherm brands.  We promote our ability to provide “one-stop shop” service to customers, whereby they can streamline their design and purchasing processes by ordering multiple types of products from Vishay.  Our technical sales force consisting of field application engineers offers customers the complete breadth of the Vishay portfolio for their applications. We aim to use this broad portfolio to increase opportunities to have our components selected and “designed in” to new end products.

We consider any product which is completely interchangeable with a competitor’s product to be a “commodity product.”  Commodity products serve many markets.  For 2024, commodity products comprised 27% of our revenues.

We consider products that generally are produced by a small number of competitors who have similar, but not exact, products to be "certified" products.  Certified products typically have a qualification and serve a particular end-use market. For 2024, certified products comprised 49% of our revenues.

We also sell several custom products.  Usually, a custom product is designed for a specific customer, and such part number is sold to only that customer.   For 2024, custom products comprised 24% of our revenues.

We evaluate our level of product innovation by measuring how much of our revenue is derived from products developed in the previous five years.  Products for certain end-use markets, particularly the automotive market, tend to have longer product life cycles, which may impact these metrics.  Approximately 30% of our annual revenues are generated by products that were developed in the previous five years.

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

MOSFETs Segment

MOSFETs function as solid state switches to control power.  Our MOSFETs business includes both the commodity and non-commodity markets in which we believe that we enjoy a good reputation and strong brand recognition (Siliconix). MOSFETs applications include mobile phones, notebook and desktop computers, tablet computers, digital cameras, televisions, DC/DC and AC/DC switch mode power supplies, solar inverters, automotive and industrial systems. We are a leader in low-voltage TrenchFET MOSFETs and also offer high-voltage MOSFETs. Our MOSFETs product line includes low- and medium-voltage TrenchFET MOSFETs, high-voltage planar MOSFETs, high voltage Super Junction MOSFETs, power integrated circuits (power ICs), and integrated function power devices. We are one of the technology leaders in MOSFETs, with a tradition of innovation in wafer design, packaging, and performance.  Our acquisition of MaxPower Semiconductor, Inc. ("MaxPower") adds leading edge silicon and silicon carbide technology to our MOSFETs product line.  Our acquisition of Nexperia's Newport fab on March 5, 2024 will enhance the manufacturing capacity and capabilities of our MOSFETs segment.

In 2024, commodity products comprised 37% of our annual MOSFETs segment revenues.  Certified products comprised 47% of our annual MOSFETs segment revenues.  Custom products comprised 16% of our annual MOSFETs segment revenues.  Approximately 35% of our annual MOSFETs segment revenues were generated by products that were developed in the previous five years.

Diodes Segment

Diodes route, regulate, and block radio frequency, analog, and power signals; protect systems from surges or electrostatic discharge damage; or provide electromagnetic interference filtering.  Our Diodes business has a strong market presence in both the commodity and non-commodity markets. The products that comprise our Diodes business represent our broadest product line and include rectifiers, small signal diodes, protection diodes, thyristors/SCRs and power modules. The primary application of rectifiers, found inside the power supplies of virtually all electronic equipment, is to derive DC power from the AC supply. Vishay is the worldwide leader in rectifiers, having a broad technology base and a good position in automotive, industrial, computing and consumer markets. Our rectifier innovations include TMBS® using Trench MOS barrier Schottky rectifier technology, which reduces power loss and improves the efficiency of end systems and eSMP®, the best in class high-current density surface mount packages. Our wide selection of small signal diodes consist of the following functions: switching, tuning, band-switching, RF attenuation and voltage regulation (Zener). They are available in various glass and plastic packaging options and generally are used in electronic circuits, where small currents and high frequencies are involved. Vishay is also one of the market leaders for TVS (transient voltage suppressor) diodes. The portfolio of protection diodes includes ESD protection and EMI filter. Our thyristors or SCR (silicon-controlled rectifiers) are very popular in the industrial high-voltage AC power control applications. The fast growing markets of solar inverter and HEV/EV are the focus of our power modules business (IGBT or MOSFET modules). These modules can be customized to fit in different customer design requirements.

In 2024, commodity products comprised 56% of our annual Diodes segment revenues.  Certified products comprised 26% of our annual Diodes segment revenues.  Custom products comprised 18% of our annual Diodes segment revenues. Approximately 25% of our annual Diodes segment revenues were generated by products that were developed in the previous five years.

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

All of our Optoelectronic Components segment products are certified or custom products.  Approximately 40% of our annual Optoelectronic Components segment revenues were generated by products that were developed in the previous five years.

Passive Components

Our passive components include resistors, inductors, and capacitors. Passive components are used to store electrical charges, to limit or resist electrical current, and to help in filtering, surge suppression, measurement, timing, and tuning applications.

Resistors Segment

Resistors impede electric current.  Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current.  Our Resistors business is our original business. We maintain the broadest portfolio of resistor products worldwide.  We are a market leader with a strong technology base, many specialty products, and strong brand recognition (such as our Dale, Draloric, Beyschlag, Sfernice, and Ametherm brands). We focus on higher value markets in specialized industries, while maintaining a complete portfolio of commodity products.  We do not aim to be the volume leader in commodity markets.

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

In 2024, commodity products comprised 16% of our annual Resistors segment revenues.  Certified products comprised 52% of our annual Resistors segment revenues.  Custom products comprised 32% of our annual Resistors segment revenues. Approximately 20% of our annual Resistors segment revenues were generated by products that were developed in the previous five years.

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

Substantially all of our Inductors segment products are certified or custom products.  Approximately 20% of our annual Inductors segment revenues were generated by products that were developed in the previous five years.

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

In 2024, commodity products comprised 23% of our annual Capacitors segment revenues.  Certified products comprised 52% of our annual Capacitors segment revenues.  Custom products comprised 25% of our annual Capacitors segment revenues. Approximately 35% of our annual Capacitors segment revenues were generated by products that were developed in the previous five years.

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

Manufacturing Operations

In order to better serve our customers, we maintain production facilities in locations where we market the bulk of our products, such as the United States, Germany, and Asia. To optimize production efficiencies, we have whenever practicable established manufacturing facilities in countries, such as India, Israel, Malaysia, Mexico, the People’s Republic of China, and the Philippines, where we can benefit from lower labor costs.

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

In the United States, our manufacturing facilities are located in California, Connecticut, Massachusetts, Minnesota, Nebraska, Nevada, New Hampshire, New York, Rhode Island, South Dakota, Vermont, and Wisconsin. In Asia, our main manufacturing facilities are located in the People’s Republic of China, the Republic of China (Taiwan), India, and Malaysia. In Europe, our main manufacturing facilities are located in Germany, the United Kingdom, France, and the Czech Republic. We have substantial manufacturing facilities in Israel and Mexico. We also have manufacturing facilities in Austria, Dominican Republic, Japan, Hungary, Italy, Portugal, and the Philippines. Over the past several years, we have invested substantial resources to increase the efficiency of our plants, which we believe will further reduce production costs.

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

We use third-party foundries and subcontractors for certain of our manufacturing activities, primarily wafer fabrication, the assembly and testing of finished goods, and the manufacturing of certain commodity products.  Establishing third-party contract manufacturer relationships can be time consuming and costly, and the number of qualified providers is limited. Our agreements with these manufacturers typically require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require us to recognize losses on these adverse purchase commitments.  Our agreements may limit our ability to increase production, particularly during periods of growing demand for our products.

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

Our top 30 customers have been relatively stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 72% of our total net revenues.  No single customer comprised more than 10% of our total net revenues for 2024.

In certain areas we also work with sales representatives. The commission expense for these sales representatives is not material.

Research and Development

Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by Dr. Felix Zandman, our engineers, and our scientists. We maintain strategically placed design centers where proximity to customers enables us to more easily gauge and satisfy the needs of local markets. These design centers are located predominantly in the United States, the United Kingdom, Germany, Italy, Israel, Ireland, the People’s Republic of China, France, and the Republic of China (Taiwan).

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

As of December 31, 2024, we employed approximately 22,700 full time employees worldwide.  Reflecting our global business, our executive management team and many leadership positions are dispersed throughout the world.

Employees by location are summarized as follows:

United States	2,200
People’s Republic of China	6,900
Germany	2,300
Israel	2,000
Taiwan	1,900
Czech Republic	1,200
India	1,100
Other Europe	2,000
Other Americas	1,300
Other Asia	1,800
Total	22,700

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

Vishay is continuously evolving to meet or exceed customer and market demands, which requires increased collaboration and agility. We are fostering a high-performance culture in which employees are encouraged to share ideas, adopt continuous improvement practices, and work together to achieve our organizational goals. Our training and communication efforts focus on instilling a mindset of accountability and ownership.

In late 2023, we completed the first phase of implementing a global human capital management system. This system is designed to enhance communication, development, and efficient business processes for our international workforce. In 2025, we will implement additional modules to further expand our capabilities for leveraging global talent and consistently enforcing performance standards.

Throughout 2024, we continued to strengthen our internal Talent Acquisition function to effectively and promptly source key technical talent, enabling more agile resource scaling to support anticipated growth. As we redefine leadership, our organizational structure is evolving. We empower our employees by streamlining decision-making processes, which accelerates decision-making across the organization.

In September 2024, we announced restructuring actions designed to optimize our manufacturing footprint and streamline business decision making. The restructuring actions will be implemented in phases and will result in a reduction of approximately 2% of our manufacturing workforce and 6% of our SG&A workforce.

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

The following corporate governance related documents are also available on our website:

•	Corporate Governance Principles
•	Code of Business Conduct and Ethics
•	Code of Ethics for Financial Officers
•	Audit Committee Charter
•	Nominating and Corporate Governance Committee Charter
•	Compensation Committee Charter
•	Amended and Restated Executive Stock Ownership Guidelines
•	Director Stock Ownership Guidelines
•	Clawback Policy
•	Hedging-Pledging Policy
•	Nominating and Corporate Governance Committee Policy Regarding Qualifications of Directors
•	Related Party Transactions Policy

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

We make significant decisions, including order acceptance, production schedules, personnel needs, material purchases, and other resource requirements, based on customer forecasts and estimates of customer requirements.  The electronic component industry is highly cyclical and experiences periods of decline from time to time.  We and others in the electronic components industry have experienced these conditions in the recent past and cannot predict when we may experience downturns in the future.  If demand falls below customers' forecasts or if customers do not control their inventory effectively, customers may significantly and abruptly reduce their demand, or even cancel orders.  Orders for materials purchases from certain suppliers may include noncancellable purchase commitments or advance payments from us, and those obligations and commitments could reduce our ability to adjust our inventory or expense levels to reflect declining market demands. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand likely would decrease our gross margins and operating income.  Unexpected declines in customer demands can also result in lower average selling prices and additional expenses.

We may also experience intense demand for our products in periods of a rising economy and we may have difficulty expanding our manufacturing capacity to satisfy demand during such periods.  We may not be able to purchase sufficient supplies, allocate sufficient manufacturing capacity, hire skilled personnel, or expand our facilities to meet such increases in demand.  Rapid customer ramp-up and significant increases in demand may strain our resources or negatively affect our margins.  Inability to satisfy customer demand in a timely manner may harm our reputation, reduce our other opportunities, damage our relationships with customers, reduce our market share, reduce revenue growth, and/or cause us to incur contractual penalties.

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

As part of our strategy to drive growth and increase capacity to assure customers of reliable volume as they scale, we are increasing internal capacity by heavily investing in capital expenditures, and plan to increase external capacity by outsourcing additional commodity products to subcontractors.  Our capacity expansion plans include the expansion of the recently acquired Newport wafer fab, building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, a new site in Mexico for power inductors and non-linear resistors, a resistor manufacturing expansion in Mexico, and expanded diode manufacturing in Taiwan and Turin, Italy.  There are demand-related risks associated with all growth initiatives.  There are also inherent execution risks in building and starting new wafer fabs, acquiring existing wafer fabs, and expanding production capacity at our own facilities or that of new or existing subcontractors that could significantly increase costs and negatively impact our operating results.  The risks include, but are not limited to, the following:

•	design and construction delays and cost overruns;
•	issues installing and qualifying new equipment and ramping production;
•	poor production process yields and reduced quality control; and
•	insufficient personnel with requisite expertise and experience to operate the facilities.

We have incurred, and may in the future incur, restructuring costs and associated asset write-downs.

To remain competitive, particularly when business conditions are difficult, or to implement organizational change, we sometimes implement restructuring programs.  The programs attempt to reduce our cost structure by achieving synergies, eliminating redundant facilities and staff positions, and moving operations, where possible, to jurisdictions with lower labor costs.  In 2024, we announced a restructuring program that primarily focuses on optimizing our manufacturing footprint and streamlining business decision making.
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

Potential investments in artificial intelligence may not be successful, which could adversely affect our business, reputation, or financial results.

We are evaluating investments in A.I. initiatives, including generative A.I.

There are significant risks involved in developing and deploying A.I., and there can be no assurance that the usage of A.I. will enhance our products or services or be beneficial to our business, including our efficiency or profitability.  For example, our A.I.-related efforts, particularly those related to generative A.I., subject us to risk related to harmful content, inaccuracies, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others.  It is also uncertain how various laws will apply to content generated by A.I.  We are subject to risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and A.I., or other complications that could adversely affect our business, reputation, or financial results.

As a result of the complexity and rapid development of A.I., it is the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their intellectual property, cybersecurity, data protection and other laws to A.I. and/or are considering general legal frameworks on A.I.  We may not always be able to anticipate how to respond to these frameworks, given that they are still rapidly evolving.  We may also have to expend resources to adjust our use of A.I. in certain jurisdictions if the legal frameworks on A.I. are not consistent across jurisdictions.

As such, it is not possible to predict all of the risks related to the use of A.I., and changes in laws, rules, directives, and regulations governing the use of A.I. may adversely affect our ability to develop and use A.I. or subject us to legal liability.

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

We use third-party foundries and subcontractors for certain of our manufacturing activities, primarily wafer fabrication, the assembly and testing of finished goods, and the manufacturing of certain commodity products.  Establishing third-party contract manufacturer relationships can be time consuming and costly, and the number of qualified providers is limited. Our agreements with these manufacturers typically require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require us to recognize losses on these adverse purchase commitments.  Our agreements may limit our ability to increase production, particularly during periods of growing demand for our products.

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

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Our credit facility bears interest at variable rates based on Secured Overnight Financing Rate ("SOFR") and other currency-specific reference rates.  A significant increase in such reference rates would significantly increase our interest expense. A general increase in interest rates would be largely offset by an increase in interest income earned on our cash and short-term investment balances. However, there can be no assurance that the interest rate earned on cash and short-term investments will move in tandem with the interest rate paid on our variable rate debt.

Cyberattacks and other interruptions in our information technology systems could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. We are exposed to, and  adversely affected by, cyberattacks or other potential disruptions to our information technology systems and data security.  Any significant system or network disruption, including, but not limited to, new system implementations, computer viruses, security breaches, phishing, spoofing, cyberattacks, facility issues or energy blackouts could have a material adverse impact on our operations and results of operations.  These incidents, which might be related to industrial or other espionage, include covertly introducing malware and spyware to our computers and networks (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others.  Such a network disruption could result in a loss of the confidentiality of our intellectual property or the release of sensitive competitive information or customer, supplier or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. We have implemented protective measures to prevent against and limit the effects of system or network disruptions, but there can be no assurance that such measures will be sufficient to prevent or limit the damage from any disruptions and any such disruption could have a material adverse impact on our business and results of operations.

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

We may experience significant variability in our quarterly and annual effective tax rate which would affect our reported net income.

We operate in a global environment with significant operations in various locations outside the United States. Our effective income tax rate is the result of the income tax rates in the various locations where we operate.  Our mix of income and losses in these locations affects our effective tax rate. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly affect our effective income tax rate in the future.  A relative increase in income in higher tax rate jurisdictions increases our effective tax rate and thus decreases net income.  Similarly, generating losses in tax jurisdictions for which no benefits are available also increases our effective income tax rate.  Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.

Our intangible assets may become impaired.

Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  The testing of assets for impairment requires us to make significant estimates about our future events, including our performance and projected cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including developments in the global economic environment, including the prospect of higher interest rates, market capitalization declines, developments in regulatory, industry and market conditions, changes in business operations, inability to effectively integrate acquired businesses, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with key assumptions, about our business and its future prospects could affect the fair value of one or more of our assets, which may result in an impairment charge.

The acquisitions of MaxPower Semiconductor, Inc. and the Newport wafer fab, as well as the planned capacity expansions at Itzehoe and Newport, are long-term investments which were not expected to generate significant income or cash flows in the near-term, but should greatly enhance the long-term position of our MOSFETs business.   Such investments have significantly increased the net asset base of our MOSFETs business without a corresponding increase in current income or cash flows.  We performed a quantitative assessment of each of our reporting units as of September 28, 2024 and determined that the estimated fair value of each reporting unit exceeded its carrying value, although the MOSFETs reporting unit’s fair value exceeded its carrying value by less than 10%.  Several factors, including a further decrease in our stock price, a further increase in the asset base, and other negative internal and external factors, required us to test our MOSFETs goodwill for impairment again in the fourth fiscal quarter of 2024.  As a result, we recorded a non-cash impairment charge of $66.5 million to write-off the goodwill of the MOSFETs reporting unit. If we are not able to achieve our anticipated results or our stock price decreases further, the fair value of our other reporting units would be adversely affected, which may result in future impairment. There is $179.0 million of goodwill remaining on our balance sheet as of December 31, 2024.  Any impairment charges would adversely affect our results of operations in the periods an impairment is recognized.

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

Our credit facility includes restrictions on, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments. Our credit facility also requires us to comply with other covenants, including the maintenance of specific financial ratios. If we are not in compliance with all of such covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior notes due 2030 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

Risks associated with our operations outside the United States

We are subject to the risks of political, economic, and military instability in countries outside the United States in which we operate.

We have substantial operations outside the United States, and approximately 74% of our revenues during 2024 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 54 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including the recent war with Hamas, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

Our significant foreign subsidiaries are located in Germany, Israel, the United Kingdom, and Asia. We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel, the United Kingdom, and most significant locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in situations where, for example, production labor costs are predominantly paid in local currencies while the sales revenue for those products is denominated in U.S. dollars. This is particularly the case for products produced in Israel, the United Kingdom, the Czech Republic, and China.

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

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  As of December 31, 2024, substantially all of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Our revolving credit facility provides us with additional U.S. liquidity.

U.S. tax obligations, cash dividends to stockholders, share repurchases, additional convertible debt repurchases, and principal and interest payments on our debt instruments need to be paid by our U.S. parent company, Vishay Intertechnology, Inc.  A U.S.-domiciled subsidiary is funding the expansion and operations of the Newport wafer fabrication facility.  Our U.S. subsidiaries have other operating cash needs.

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

Our business is subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other import charges or restrictions, which could adversely affect our operations and our ability to import products. The U.S. has taken actions that impact U.S. trade with China, including restricting the export of certain goods and equipment to China, imposing tariffs on certain goods manufactured in China and imported into the U.S., including certain of our products.  The U.S. has also threatened to impose tariffs on certain goods manufactured in Mexico and other countries.  Such actions may impact our competitiveness and adversely affect the demand for these products, or if those costs cannot be passed on to our customers, could adversely impact our results of operations for affected segments and the Company as a whole.

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

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2024, the holders of Class B common stock held approximately 49.4% of the voting power of the Company. The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders.  Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors), approximately 89.7% of our Class B common stock and 44.4% of the total voting power of our capital stock as of December 31, 2024. Holders of our Class B common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock.  The voting rights of the holders of our Class B common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.

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

Our failure to repurchase the 2025 Notes or 2030 Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the 2025 Notes or the 2030 Notes as required by the applicable indenture would constitute a default under such indenture. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness, including our credit facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.  The repurchase of $53 million principal amount of the 2025 Notes in the fourth fiscal quarter of 2024 reduces the risk associated with the 2025 Notes.

The conditional conversion feature of our outstanding 2030 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2030 Notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option.  If one or more holders elect to convert their notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Item 2. PROPERTIES

At December 31, 2024, our business had 60 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes former manufacturing facilities that are not presently used for manufacturing activities.

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

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	201,000
Bennington, VT	Capacitors	64,000
Yankton, SD	Inductors	60,000
Warwick, RI	Resistors	56,000
Niagara Falls, NY	Resistors	34,000
Marshall, MN	Inductors	22,000

Non-U.S.
Vocklabruck, Austria	Diodes	100,000
People's Republic of China
Tianjin	Diodes	397,000
Shanghai	Diodes	195,000
Xi'an	Diodes	133,000
Czech Republic
Blatna	Resistors and Capacitors	276,000
Dolni Rychnov	Resistors and Capacitors	183,000
Prachatice	Capacitors	92,000
Volary	Resistors	35,000
France
Nice	Resistors	221,000
Chateau Gontier	Resistors	82,000
Hyeres	Resistors	59,000
Germany
Selb	Resistors and Capacitors	472,000
Heide	Resistors	264,000
Erndtebrueck	Capacitors	94,000
Landshut	Capacitors	75,000
Fichtelberg	Resistors	36,000
Budapest, Hungary	Diodes	101,000
Loni, India	Resistors and Capacitors	405,000
Israel
Dimona	Resistors and Capacitors	404,000
Migdal Ha'Emek	Capacitors	288,000
Be'er Sheva	Resistors, Inductors and Capacitors	276,000
Turin, Italy	Diodes	102,000
Miharu, Japan	Capacitors	165,000
Melaka, Malaysia	Optoelectronic Components	156,000
Juarez, Mexico	Resistors	75,000
Famalicao, Portugal	Capacitors	222,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	105,000
Newport, South Wales, United Kingdom	MOSFETs	439,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	87,000
Attleboro, MA	Resistors	40,000
Carson City, NV	Resistors	40,000
Ontario, CA	Resistors	38,000
Dover, NH	Inductors	35,000
East Windsor, CT	Resistors	30,000
Hollis, NH	Resistors	25,000
Fremont, CA	Resistors	18,000
Glendale, WI	Resistors	14,000
Hudson, MA	Resistors	13,000
Montevideo, MN	Inductors	11,000
Duluth, MN	Inductors	10,000

Non-U.S.
Klagenfurt, Austria	Capacitors	150,000
People’s Republic of China
Danshui	Capacitors, Inductors, and Resistors	446,000
Shanghai	MOSFETs	300,000
Shatian	Capacitors and Resistors	218,000
Zhuhai	Inductors	179,000
Long Xi	Resistors	36,000
Santo Domingo, Dominican Republic	Inductors	44,000
Germany
Itzehoe	MOSFETs	217,000
Heilbronn	Diodes and Optoelectronic Components	163,000
Selb	Capacitors	47,000
Mumbai, India	Diodes	34,000
Mexico
Juarez	Resistors	314,000
Durango	Inductors and Resistors	200,000
Mexicali	Resistors	15,000
Manila, Philippines	Optoelectronic Components	149,000
Kaohsiung, Republic of China (Taiwan)	Diodes	130,000

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

Item 4. MINE SAFETY DISCLOSURES
None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information regarding our executive officers as of February 14, 2025:
Name	Age	Positions Held
Marc Zandman*	63	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Joel Smejkal*	58	Chief Executive Officer, President, and Director
David McConnell	58	Executive Vice President and Chief Financial Officer
Roy Shoshani	51	Executive Vice President - Chief Operating Officer - Semiconductors and Chief Technical Officer
Peter Henrici	69	Executive Vice President - Corporate Development
Michael O'Sullivan	50	Executive Vice President - Chief Administrative and Legal Officer
* Member of the Executive Committee of the Board of Directors.
Marc Zandman was appointed Executive Chairman of the Board and Chief Business Development Officer effective June 5, 2011. Mr. Zandman has served as a Director of Vishay since 2001 and President of Vishay Israel Ltd. since 1998. Mr. Zandman previously was Vice Chairman of the Board from 2003 to June 2011, and Chief Administration Officer from 2007 to June 2011. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with Vishay since 1984. He is the son of the late Dr. Felix Zandman, Vishay’s Founder. Mr. Zandman controls, on a shared basis with Ruta Zandman and Ziv Shoshani, approximately 35% of the total voting power of our capital stock as of December 31, 2024.  He also serves on the Board of Directors of Vishay Precision Group, Inc., an independent, publicly-traded company spun-off from Vishay Intertechnology in 2010 (including as non-executive Chair from 2010 - 2022).
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

David McConnell was appointed Executive Vice President and Chief Financial Officer of the Company effective March 1, 2024.  Mr. McConnell has held various positions of increasing responsibility since joining Vishay in 1992, including Senior Vice President - Corporate Treasurer and Risk Management from 2016-2024, and responsibility for corporate treasury since 2011.
Roy Shoshani was appointed Executive Vice President – Chief Operating Officer – Semiconductors and Chief Technical Officer effective January 13, 2025.  Mr. Shoshani has held various positions of increasing responsibility since joining Vishay in 2004, including Executive Vice President – Chief Technical Officer (2023-2025), Deputy to the Chief Technical Officer (2021-2022), Vice President Integrated Circuits Division (2009-2022), and Vice President R&D – Semiconductors (2019-2021).  Prior to joining Vishay, Mr. Shoshani worked for Harmonic.  Mr. Shoshani’s experience with Vishay includes divisional leadership roles in R&D, marketing, business development and operations.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 12, 2025. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

	Common stock price range				Dividends declared
	2024		2023		per share
	High	Low	High	Low	2024	2023
Fourth quarter	$20.15	$14.95	$25.22	$21.15	$0.10	$0.10
Third quarter	$24.69	$17.42	$30.10	$24.03	$0.10	$0.10
Second quarter	$24.19	$20.83	$29.66	$20.57	$0.10	$0.10
First quarter	$23.92	$20.93	$24.48	$20.51	$0.10	$0.10

At February 12, 2025, we had outstanding 12,097,148 shares of Class B common stock, par value $0.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a member of our Board of Directors) approximately 89.7% of our Class B common stock and 44.4% of the total voting power of our capital stock as of December 31, 2024.

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  The Stockholder Return Policy calls for us to return a prescribed amount of cash flows on an annual basis. We intend to return such amounts directly, in the form of dividends, or indirectly, in the form of stock repurchases.  We paid $54.7 million of dividends to stockholders and repurchased $50.4 million of our stock pursuant to the Stockholder Return Policy in 2024.

To enable the operation of the Stockholder Return Policy, Vishay's Board of Directors approves the repurchase of a stated number of shares of common stock from time-to-time.  As of September 28, 2024, approximately 1.2 million shares remained from the previous repurchase authorization of 8.5 million shares.  On December 3, 2024, Vishay's Board of Directors approved the repurchase of an additional 3.0 million shares of common stock, to enable the operation of the Stockholder Return Policy for the foreseeable future.

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

September 29 - October 26	479,969	$18.19	479,969	$8,728,358	700,084
October 27 - November 23	220,413	17.67	220,413	3,893,706	479,671
November 24 - December 31	-	-	-	-	3,479,671
Total	700,382	$18.02	700,382	$12,622,064	3,479,671

In the fourth fiscal quarter of 2024, we repurchased $53.2 million of our convertible senior notes due 2025.  The aggregate purchase price for the repurchases was $53.4 million.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index, the Standard & Poor's SmallCap 600 Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and the Philadelphia Semiconductor Index. The line graph assumes that $100 had been invested at December 31, 2019 and assumes that all dividends were reinvested.

	Base	Years Ending December 31,
	Period
Company Name / Index	2019	2020	2021	2022	2023	2024

Vishay Intertechnology, Inc.	100	99.48	106.90	107.61	121.56	87.59
S&P 500 Index	100	118.40	152.39	124.79	157.59	197.02
S&P MidCap 400 Index	100	113.66	141.80	123.28	143.54	163.54
S&P SmallCap 600 Index	100	111.29	141.13	118.41	137.42	149.37
Philadelphia Semiconductor Index	100	153.66	219.51	142.94	238.72	287.31

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

We are focused on enhancing stockholder value by growing our business and improving earnings per share. Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while maintaining a prudent capital structure.  To drive growth and optimize stockholder value, we plan to capitalize on the mega trends of e-mobility, sustainability, and connectivity through initiatives.  We are developing go-to-market strategies and investing in and expanding the key product lines for growth that we have identified.  In addition, we are strategically expanding our outsourced production of commodity products to subcontractors.  At the same time, we are enhancing our channel management while investing in internal resources by adding customer-facing engineers and filling gaps in technology and market coverage.  Taken together, each of these initiatives supports our Think Customer First organizational structure.  To increase our internal capacity, we had planned to invest approximately $435 million in 2024.  The industry recovery has been slower than expected.  Accordingly, we adjusted our timetable for investments for our new 12-inch wafer fab in Itzehoe, Germany beyond 2024 and invested $320 for capital expenditures in 2024.  We remain committed to our long-term plan of increasing Vishay's capacity, to assure our customers of reliable volume as they scale.  We have and will continue to modulate the amount and timing of our capital expenditures in response to order flow and the timing of customer demand and qualifications.  The decreased lead time for equipment and the increased subcontractor capacity are also variables that allow us to adjust our capacity spending.

On March 5, 2024, we completed the acquisition of Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for approximately $177.5 million in cash, net of cash acquired.  The wafer fabrication facility is located on 28 acres and is an automotive-certified, 200mm semiconductor wafer fab with capacity to produce more than 30,000 wafers per month. We plan to position the facility as a manufacturing excellence center and use it as the home for MaxPower to further develop and scale our SiC MOSFETs and diodes capabilities.  The facility has generated a net loss and we expect the facility to continue to generate a net loss while we invest in new equipment and qualify new products.

In addition to enhancing stockholder value through growing our business, in 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  See further discussion in “Stockholder Return Policy” below.

Our business and operating results have been and will continue to be impacted by worldwide economic conditions.  Our revenues are dependent on end markets that are impacted by consumer and industrial demand, and our operating results can be adversely affected by reduced demand in those global markets.  In this volatile economic environment, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the management, business processes, and resources to meet our future needs.  We believe we can react quickly and professionally to changes in demand to minimize manufacturing inefficiencies and excess inventory build in periods of decline and maximize opportunities in periods of growth.  We implemented restructuring actions in the third fiscal quarter of 2024 designed to optimize our manufacturing footprint and streamline business decision making. We believe we have significant liquidity to withstand temporary disruptions in the economic environment.  See additional information regarding our competitive strengths and key challenges as disclosed in Part I.

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics decreased in the fourth fiscal quarter of 2024 primarily due to the negative impacts of an on-going distributor inventory correction that resulted in lower orders.  Net revenues and margins decreased versus the prior year period primarily due to lower volume and decreased average selling prices.

Net revenues for the year ended December 31, 2024 were $2.938 billion, compared to net revenues of $3.402 billion and $3.497 billion for the years ended December 31, 2023 and 2022, respectively.  The net loss attributable to Vishay stockholders for the year ended December 31, 2024 was $(31.2) million, or $(0.23) per share, compared to net earnings of $323.8 million, or $2.31 per diluted share, and $428.8 million, or $2.98 per diluted share, for the years ended December 31, 2023 and 2022, respectively.

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

Net earnings attributable to Vishay stockholders for the years ended December 31, 2024, 2023, and 2022 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2024	2023	2022

GAAP net earnings (loss) attributable to Vishay stockholders	$(31,150)	$323,820	$428,810

Reconciling items affecting gross profit:
Impact of COVID-19 pandemic	$-	$-	$6,661

Other reconciling items affecting operating income:
Impairment of goodwill	$66,487	$-	$-
Restructuring and severance costs	40,614	-	-
Impact of COVID-19 pandemic	-	-	546

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	$-	$18,874	$-

Reconciling items affecting tax expense (benefit):
Effects of changes in uncertain tax positions	$-	$-	$(5,941)
Effects of changes in valuation allowances	-	-	(33,669)
Effect of change in indefinite reversal assertion	-	-	59,642
Tax effects of pre-tax items above	(10,299)	(498)	(1,802)
Adjusted net earnings	$65,652	$342,196	$454,247

Adjusted weighted average diluted shares outstanding	137,741	140,246	145,495

Adjusted earnings per diluted share	$0.48	$2.44	$3.16

The following table reconciles gross profit by segment to consolidated gross profit. Direct costs of the COVID-19 pandemic are not allocated to the segments as the chief operating decision maker's evaluation of segment performance does not include these costs (in thousands):

	Years ended December 31,
	2024	2023	2022

MOSFETS	$87,101	$259,386	$274,498
Diodes	121,162	175,621	198,105
Optoelectronic Components	38,252	62,226	102,787
Resistors	158,958	238,428	262,072
Inductors	107,080	112,414	104,349
Capacitors	113,739	126,418	123,839
Unallocated gross profit (loss)	-	-	(6,661)
Gross profit	$626,292	$974,493	$1,058,989

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash is presented as a line item on the face of our consolidated statements of cash flows prepared in accordance with GAAP.  Our free cash results are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Net cash provided by continuing operating activities	$173,702	$365,703	$484,288
Proceeds from sale of property and equipment	3,015	1,156	1,198
Less: Capital expenditures	(320,079)	(329,410)	(325,308)
Free cash	$(143,362)	$37,449	$160,178

Orders are lower due to a distributor inventory correction that took longer than expected and continued through 2024.  The long-term outlook for our business remains strong, although our results are weaker than prior year results.

Our free cash results were significantly impacted by the installment payments of the U.S. transition tax of $37.6 million in 2024, $27.7 million in 2023, and $14.8 million in 2022, respectively, and payments of foreign, withholding, and claw-back cash taxes of $15.0 million in 2024, $63.6 million in 2023, and $25.2 million in 2022 on foreign earnings of $105.0 million, $276.8 million, and $81.2 million (net of taxes) that were repatriated to the U.S. in 2024, 2023, and 2022, respectively.

Growth and Company Transformation Initiatives

Effective January 1, 2023, a new executive leadership team, promoted from within, embarked on a new era at Vishay ("Vishay 3.0").  The new executive management team laid out a three-year plan to expand capacity to support our highest growth and highest return product lines and to position Vishay to be ready for the next phase of megatrends in e-mobility, sustainability, and connectivity.  The year 2023 was generally seen as the staging year for this plan, and all elements of the plan have progressed throughout the organization.  In 2024, many of these initiatives advanced and increased manufacturing capacity was available.  Beginning in early 2025, we expect to be in a better position to capture the next step in the growing demand for electrification in our key end-markets.

To focus this growth, we have identified product lines for growth across each reportable segment.   Most of these product lines serve multiple end-market segments, applications, and business channels.   We have developed go-to market strategies for each one of these product lines, concentrating our resources on improving the technical performance of certified and custom products, to better position Vishay to support the mega trends toward electrification and data communications.

See the eight strategic levers being used to achieve our goals in "Key Business Strategies" in Item 1.

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

These Vishay 3.0 initiatives are the foundation for our ambitions to unleash the potential at Vishay, realizing the full value of our broad product portfolio and becoming a customer-first company, and for our goals of driving top line growth, expanding margins and optimizing returns.

Stockholder Return Policy

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.

The following table summarizes activity pursuant to this policy (in thousands):

	Years ended
	December 31, 2024	December 31, 2023
Dividends paid to stockholders	$54,672	$55,626
Stock repurchases	50,406	78,684
Total	$105,078	$134,310

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

Our chief operating decision maker makes decisions, allocates resources, and evaluates business segment performance based on segment gross profit and segment operating income.  Only dedicated, direct selling, general, and administrative ("SG&A") expenses of the segments are included in the calculation of segment operating income.  We do not allocate certain SG&A expenses that are managed at the regional or corporate global level to our segments.  Accordingly, segment operating income excludes these SG&A expenses that are not directly traceable to the segments.  Segment operating income would also exclude costs not routinely used in the management of the segments in periods when those items are present, such as restructuring and severance costs, goodwill impairment charges, the direct impact of the COVID-19 pandemic, and other items affecting comparability.  Segment operating income is clearly a function of net revenues, but also reflects our cost management programs and our ability to contain fixed costs.  Segment operating margin is segment operating income expressed as a percentage of net revenues.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2023 through the fourth fiscal quarter of 2024 (dollars in thousands):

	4th Quarter 2023	1st Quarter 2024	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024

Net revenues	$785,236	$746,279	$741,239	$735,353	$714,716

Gross profit margin	25.6%	22.8%	22.0%	20.5%	19.9%

Operating margin(1)	9.9%	5.7%	5.1%	(2.5)%	(7.9)%

End-of-period backlog	$1,381,800	$1,253,400	$1,145,400	$1,075,800	$1,051,500

Book-to-bill ratio	0.75	0.82	0.86	0.88	1.01

Inventory turnover	3.6	3.5	3.4	3.4	3.3

Change in ASP vs. prior quarter	(0.7)%	(2.5)%	(0.7)%	(1.0)%	(0.6)%
_______________

(1) Operating margin for the third fiscal quarter of 2024 includes $40.6 million of restructuring and severance expenses (see Note 3 to our consolidated financial statements).  Operating margin for the fourth fiscal quarter of 2024 includes $66.5 million of goodwill impairment charges (see Note 19 to our consolidated financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin by segment.

Revenues decreased versus the fourth fiscal quarter of 2023 and versus the prior fiscal quarter primarily due to lower sales volume and lower average selling prices.  The book-to-bill ratio increased versus the prior fiscal quarter, but orders backlog were negatively impacted by the distributor inventory correction that began in 2022 and continued through 2024.  We continue to increase manufacturing capacity for critical product lines.  Average selling prices decreased versus the fourth fiscal quarter of 2023 and prior fiscal quarter.

Gross profit margin decreased versus the prior fiscal quarter and prior year quarter primarily due to lower volume and decreased average selling prices.

The book-to-bill ratio in the fourth fiscal quarter of 2024 increased to 1.01 versus 0.88 in the third fiscal quarter of 2024.

Financial Metrics by Segment
The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2023 through the fourth fiscal quarter of 2024 (dollars in thousands):
	4th Quarter 2023	1st Quarter 2024	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024
MOSFETs
Net revenues	$168,158	$153,173	$155,053	$147,134	$146,619

Book-to-bill ratio	0.62	0.68	0.79	0.84	0.98

Gross profit margin	27.3%	16.6%	13.9%	11.7%	15.6%

Segment operating margin	16.8%	5.3%	1.2%	(2.9)%	0.8%

Diodes
Net revenues	$163,324	$149,130	$146,265	$145,183	$141,397

Book-to-bill ratio	0.61	0.72	0.85	0.74	1.00

Gross profit margin	24.1%	21.7%	21.2%	20.1%	20.2%

Segment operating margin	20.9%	17.4%	16.7%	15.7%	16.1%

Optoelectronic Components
Net revenues	$53,853	$49,199	$53,010	$63,227	$46,932

Book-to-bill ratio	0.59	0.89	0.82	0.77	1.00

Gross profit margin	12.1%	14.2%	26.8%	18.3%	11.7%

Segment operating margin	3.4%	3.0%	16.4%	9.7%	1.1%

Resistors
Net revenues	$198,022	$188,196	$179,498	$180,889	$177,031

Book-to-bill ratio	0.82	0.79	0.87	0.95	0.91

Gross profit margin	25.6%	24.7%	22.9%	22.5%	17.3%

Segment operating margin	22.0%	20.3%	18.3%	17.9%	12.7%

Inductors
Net revenues	$87,868	$88,651	$94,061	$90,253	$83,390

Book-to-bill ratio	0.91	0.96	0.97	0.83	1.01

Gross profit margin	33.4%	30.2%	30.1%	30.3%	29.6%

Segment operating margin	29.6%	26.1%	26.1%	26.2%	25.0%

Capacitors
Net revenues	$114,011	$117,930	$113,352	$108,667	$119,347

Book-to-bill ratio	0.95	1.03	0.87	1.10	1.21

Gross profit margin	25.3%	27.4%	23.5%	22.9%	25.1%

Segment operating margin	20.4%	22.5%	18.5%	17.4%	20.0%
_________

Acquisition Activity

As part of its growth strategy, the Company seeks to expand through targeted acquisitions of other manufacturers of electronic components.  These acquisition targets include businesses that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.  It also includes certain businesses that possess technologies which the Company expects to further develop and commercialize, such as MaxPower Semiconductor, Inc., acquired in 2022; businesses with well-developed technologies that the Company expects to grow using its manufacturing capabilities, capacity, and economies of scale to expand production and sell to its global customer base, such as Ametherm, Inc., acquired in 2024; and key niche suppliers to vertically integrate our supply chain, such as Birkelbach Kondensatortechnik GmbH ("Birkelbach"), acquired in 2024, and Centerline Technologies, LLC, acquired in 2023.  To limit our financial exposure, we have implemented a policy not to pursue acquisitions if our post-acquisition debt would exceed 2.5x our pro forma earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  For these purposes, we calculate pro forma EBITDA as the adjusted EBITDA of Vishay and the target for the trailing four fiscal quarters, with a pro forma adjustment for savings which management estimates would have been achieved had the target been acquired by Vishay at the beginning of the trailing four fiscal quarters.

On March 5, 2024, we completed the acquisition of Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for approximately $177.5 million in cash, net of cash acquired.  The wafer fabrication facility is located on 28 acres and is an automotive-certified, 200mm semiconductor wafer fab with capacity to produce more than 30,000 wafers per month. We plan to position the facility as a manufacturing excellence center and use it as the home for MaxPower to further develop and scale our SiC MOSFETs and diodes capabilities.  The facility is currently generating a net loss and we expect the facility to continue to generate a net loss while we invest in new equipment and qualify new products.

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

As the Company transforms, we are incurring certain costs which are reducing current profitability while positioning the Company for future long-term profitable growth.

The acquisition of Nexperia's Newport fab in 2024 will enhance the manufacturing capacity and capabilities of our MOSFETs segment.  The facility added significant depreciation and other costs to our MOSFETs segment. The facility is generating a loss and we expect it to continue to generate a loss while we invest in new equipment and qualify new products.  Also beginning in 2023, we began making significant investments in capital expenditures primarily for capital expansion projects primarily outside of China, which will also increase depreciation expense.  At the same time, we are focusing on increasing our technical resources, adding additional customer-facing engineers, and intensifying our activities in R&D.

We have seen and expect to continue to see an increase in operating expenses over the next couple of years as we add engineering talents, fill gaps in our technology, and become a preferred supplier to more customers and more broadly sell our product portfolio.

During 2023, we implemented the Vishay Intertechnology, Inc. 2023 Long-Term Incentive Plan (the "2023 Plan") to enable us to recruit and retain highly qualified employees, directors, consultants and other service providers, provide them with an incentive for productivity, and create an opportunity for them to share in the growth and value of the Company.  The 2023 Plan is the first broad-based stock compensation program at Vishay in over 20 years.  This program increased operating expenses by $5.1 million in 2024 versus 2023 and is expected to increase operating expenses by between $4 million and $7 million in 2025 versus 2024.  Management believes such additional non-cash costs will enhance the long-term performance of the Company by providing selected participants with an incentive to improve the growth and profitability of the Company.

In 2024, we revised our short-term incentive compensation structure to better align with our growth objectives.  The revised structure incentivizes daily behaviors and actions of our organizational leaders to create immediate growth in line with our cross-functional business objectives.  Under the new structure, organizational leaders will be rewarded annually for meeting determined targets in revenue, operating margin, gross margin, and variable margin.  Managers will be able to earn up to 130% of their former STI bonus targets for results which exceed expectations.  The better alignment of the STI program with business results creates higher volatility in costs.  The industry downturn that led to results that were below expectations in 2024 led to relatively low bonus accruals and thus lower reported SG&A expenses.  Such costs are expected to be significantly higher if business results meet or exceed expectations.

In September 2024, we announced restructuring actions designed, in part, to optimize our manufacturing footprint and streamline business decision making. We recognized restructuring expense pursuant to on-going benefit arrangements of $40.6 million in 2024. The actions are expected to generate annualized cost savings of approximately $23 million (annualized), including $12 million of selling, general and administration expenses, when the actions are fully implemented by the end of 2026.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition.  Goodwill is not amortized but rather is tested for impairment at least annually.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired.  We perform our annual goodwill impairment test as of the first day of the fourth fiscal quarter.  When performing a quantitative assessment of our reporting units, we use an equal weighting of  income (discounted cash flow) and market approaches to determine fair value.  There are certain execution risks to our strategic plan.  These execution risks, as well as the current market price of our common stock, result in the use of a relatively high discount rate in our discounted cash flow analysis.

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

During the third fiscal quarter of 2024, we identified the decrease in our share price in combination with the increase in the book value of our assets as a result of our acquisition and capital spending activities as potential indicators of impairment requiring an interim goodwill impairment test.  The interim goodwill impairment test was performed as of September 28, 2024. We performed a quantitative assessment of each of our reporting units and determined that the estimated fair value of each reporting unit exceeded its carrying value, although the MOSFETs reporting unit’s fair value exceeded its carrying value by less than 10%.  No goodwill impairment charges were recognized in the third fiscal quarter of 2024 as a result of the goodwill impairment test.

During the fourth fiscal quarter of 2024, we identified the further decrease in our share price in combination with the further increase in the book value of our assets as a result of our capital spending activities as well as certain internal and external factors as potential indicators of impairment requiring an interim test of our MOSFETs reporting unit.  The interim goodwill impairment test was performed as of December 31, 2024.  As a result of the assessment, we determined that the estimated fair value of the MOSFETs reporting unit was less than its carrying value.  As a result, we recorded a goodwill impairment charge of $66.5 million.  The goodwill impairment charge is noncash in nature and does not affect our liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.

If we are not able to achieve our anticipated results and/or if our discount rate were to increase, the fair value of our other reporting units would be adversely affected, which may result in future impairment. There is $179.0 million of goodwill remaining on the balance sheet as of December 31, 2024.  We will continue to monitor our reporting units and related goodwill for any possible future noncash impairment charges.

See Notes 1 and 19 to the consolidated financial statements for additional information.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The net change of the dollar was not material when comparing 2024 versus 2023, but the dollar was weaker during 2023 versus 2022, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses in 2023 versus 2022.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel, the United Kingdom, and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense have been favorably impacted for the year ended December 31, 2024 compared to 2023 and for the year ended December 31, 2023 compared to 2022 by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the related net assets at the date of acquisition. We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level.  Impairment tests must be performed more frequently if there are indicators of impairment.  A reporting unit is an operating segment, or one level below an operating segment, if it constitutes a business for which discrete financial information is available and regularly reviewed by segment management.  Our business segments represent our reporting units for goodwill impairment testing purposes.  See Note 15 to our consolidated financial statements for a description of our business segments.

When performing a quantitative goodwill impairment test, we determine fair values generally based on a weighting of income and market approaches.  For purposes of the income approach, fair values are determined based upon the present value of the reporting unit’s estimated future cash flows, discounted at appropriate risk-adjusted rates.  We use our internal forecasts to estimate future cash flows, which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit.  Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to our reporting units.

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions.  These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization (components of earnings before interest, taxes, depreciation, and amortization, "EBITDA"); and capital expenditures.

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates.  In addition, changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the fair value of the reporting unit and the amount of the goodwill impairment charge.

See Notes 1 and 19 to our consolidated financial statements for a description of our goodwill impairment tests.

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). At December 31, 2024, our U.S. plans include various non-qualified plans.  The table below summarizes information about our pension and other postretirement benefit plans.  This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. non-qualified pension plans	$28,638	$-	$(28,638)	$20,907	$(7,731)	$11
German pension plans	120,528	-	(120,528)	4,043	(116,485)	13,616
Taiwanese pension plans	37,085	35,593	(1,492)	-	(1,492)	783
Other pension plans	38,078	28,875	(9,203)	-	(9,203)	4,462
OPEB plans	11,024	-	(11,024)	-	(11,024)	(171)
Other retirement obligations	10,518	-	(10,518)	-	(10,518)	-
	$245,871	$64,468	$(181,403)	$24,950	$(156,453)	$18,701

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

During 2024, certain tax examinations were concluded and certain statutes of limitations lapsed.  Our tax provision for those years includes adjustments related to the resolution of these matters.  During 2023, we settled an examination of our U.S. federal income tax returns for the periods ended December 31, 2017 through 2019.  Our federal income tax returns for the years 2021 through 2023 remain subject to examination.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions: Israel (2021), Germany (2017 through 2021), India (2004 through 2021), and Philippines (2017 through 2023).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

See Notes 1 and 5 to consolidated financial statements for additional information.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2024	2023	2022

Costs of products sold	78.7%	71.4%	69.7%
Gross profit	21.3%	28.6%	30.3%
Selling, general, and administrative expenses	17.5%	14.4%	12.7%
Operating income	0.2%	14.3%	17.6%
Income (loss) before taxes and noncontrolling interest	(0.1)%	13.7%	17.0%
Net earnings (loss) attributable to Vishay stockholders	(1.1)%	9.5%	12.3%
________
Effective tax rate	(1,145.5)%	30.4%	27.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	2024	2023	2022

Net revenues	$2,937,587	$3,402,045	$3,497,401
Change versus prior year	$(464,458)	$(95,356)
Percentage change versus prior year	(13.7)%	(2.7)%

Changes in net revenues were attributable to the following:

	2024 vs. 2023	2023 vs. 2022

Change attributable to:
Decrease in volume	(10.9)%	(5.2)%
Change in average selling prices	(4.2)%	1.7%
Foreign currency effects	0.0%	0.7%
Acquisitions	1.0%	0.2%
Other	0.4%	(0.1)%
Net change	(13.7)%	(2.7)%

Despite the inventory correction that we are experiencing, the long-term prospects for our business remain favorable, and we continue to increase manufacturing capacities for critical product lines.  The decrease in net revenues in 2024 is primarily due to lower sales volume and decreased average selling prices.  The decrease in net revenues in 2023 was primarily sales volume-driven, partially offset by increased average selling prices.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2024 were 21.3%, as compared to 28.6% for the year ended December 31, 2023.  The decrease in gross profit margin is primarily due to lower sales volume, decreased average selling prices, and the impact of the Newport acquisition. Higher labor costs and depreciation expense also negatively impacted the gross profit margin.

Segments

Analysis of revenues and margins for our segments is provided below.  Direct costs of the COVID-19 pandemic are not allocated to the segments.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2024	2023	2022

Net revenues	$601,979	$778,754	$762,260
Change versus comparable prior year period	$(176,775)	$16,494
Percentage change versus comparable prior year period	(22.7)%	2.2%

Changes in MOSFETs segment net revenues were attributable to the following:

	2024 vs. 2023	2023 vs. 2022

Change attributable to:
Decrease in volume	(17.4)%	(1.8)%
Change in average selling prices	(11.0)%	2.3%
Foreign currency effects	0.0%	0.5%
Acquisition	3.9%	1.0%
Other	1.8%	0.2%
Net change	(22.7)%	2.2%

Gross profit margins and segment operating margins for the MOSFETs segment were as follows:

	Years ended December 31,
	2024	2023	2022

Gross profit margin	14.5%	33.3%	36.0%
Segment operating margin	1.1%	25.1%	30.0%

Net revenues of the MOSFETs segment decreased significantly in 2024 versus the prior year.  The decrease is primarily due to decreased sales to distribution customers and customers in the industrial, power supply, and automotive end markets.

The gross profit margin in 2024 decreased versus the prior year primarily due to lower sales volume and decreased average selling prices.  Costs associated with the Newport wafer fab also contributed to decreases versus the prior year.

The segment operating margin decreased versus the prior year.  The decreases are primarily due to gross profit margin decreases and increased segment SG&A expenses associated with the Newport wafer fab.

Average selling prices decreased versus the prior year.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We have begun building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, which we expect will increase our in-house wafer capacity by approximately 70% by 2028 and allow us to balance our in-house and foundry wafer supply.

We acquired leading edge silicon and silicon carbide MOSFETs products with our acquisition of MaxPower in the fourth fiscal quarter of 2022.  We plan to use the Newport wafer fabrication facility acquired in the first fiscal quarter of 2024 as the home for MaxPower to further develop and scale our SiC MOSFETs and diodes capabilities.  The acquisitions of MaxPower Semiconductor, Inc. and the Newport wafer fab, as well as the planned capacity expansions at Itzehoe and Newport, are long-term investments which were not expected to generate significant income or cash flows in the near-term, but should greatly enhance the long-term position of our MOSFETs business.   Despite the goodwill impairment charge recorded in 2024, we remain committed to these long-term projects.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2024	2023	2022

Net revenues	$581,975	$690,540	$765,220
Change versus comparable prior year period	$(108,565)	$(74,680)
Percentage change versus comparable prior year period	(15.7)%	(9.8)%

Changes in Diodes segment net revenues were attributable to the following:

	2024 vs. 2023	2023 vs. 2022

Change attributable to:
Decrease in volume	(13.1)%	(11.0)%
Change in average selling prices	(3.0)%	1.0%
Foreign currency effects	(0.1)%	0.4%
Other	0.5%	(0.2)%
Net change	(15.7)%	(9.8)%

Gross profit margins and segment operating margins for the Diodes segment were as follows:

	Years ended December 31,
	2024	2023	2022

Gross profit margin	20.8%	25.4%	25.9%
Segment operating margin	16.5%	22.2%	23.1%

Net revenues of the Diodes segment decreased significantly in 2024.  The decrease versus the prior year is due to decreased sales in all regions to distribution and EMS customers and industrial, automotive, and power supply end market customers.

Gross profit margin decreased significantly versus the prior year primarily due to lower sales volume, decreased average selling prices, and higher materials, labor, and fixed costs.

Segment operating margin decreased significantly versus the prior year primarily due to decreased gross profit and increased SG&A costs.

Average selling prices decreased versus the prior year.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2024	2023	2022

Net revenues	$212,368	$243,146	$296,384
Change versus comparable prior year period	$(30,778)	$(53,238)
Percentage change versus comparable prior year period	(12.7)%	(18.0)%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2024 vs. 2023	2023 vs. 2022

Change attributable to:
Decrease in volume	(10.5)%	(19.2)%
Change in average selling prices	(2.5)%	0.5%
Foreign currency effects	0.1%	0.9%
Other	0.2%	(0.2)%
Net change	(12.7)%	(18.0)%

Gross profit margins and segment operating margins for the Optoelectronic Components segment were as follows:

	Years ended December 31,
	2024	2023	2022

Gross profit margin	18.0%	25.6%	34.7%
Segment operating margin	7.9%	17.7%	28.8%

Net revenues of the Optoelectronic Components segment decreased versus the prior year.  The decrease was primarily due to decreased sales to distribution customers and customers in the industrial and automotive end markets.  Sales significantly decreased in the Europe and Americas regions, partially offset by an increase in sales in the Asia region.

The gross profit margin decreased versus the prior year.  The decrease is primarily due to lower sales volume, higher materials prices, and inventory obsolescence.

The segment operating margin decreased primarily due to the decrease in gross profit.

Average selling prices decreased versus the prior year.

Resistors

Net revenues of the Resistors segment were as follows (dollars in thousands):

	Years ended December 31,
	2024	2023	2022

Net revenues	$725,614	$843,472	$832,806
Change versus comparable prior year period	$(117,858)	$10,666
Percentage change versus comparable prior year period	(14.0)%	1.3%

Changes in Resistors segment net revenues were attributable to the following:

	2024 vs. 2023	2023 vs. 2022

Change attributable to:
Decrease in volume	(12.0)%	(1.4)%
Change in average selling prices	(3.0)%	1.8%
Foreign currency effects	0.0%	1.0%
Acquisitions	0.5%	0.0%
Other	0.5%	(0.1)%
Net change	(14.0)%	1.3%

Gross profit margins and segment operating margins for the Resistors segment were as follows:

	Years ended December 31,
	2024	2023	2022

Gross profit margin	21.9%	28.3%	31.5%
Segment operating margin	17.3%	24.8%	28.2%

Net revenues of the Resistors segment decreased significantly versus the prior year.  The decrease was primarily due to decreased sales to distribution customers and customers in the industrial and automotive end markets.  Sales decreased in the Europe and Americas regions, partially offset by an increase in sales in the Asia region.

The gross profit margin decreased versus the prior year.  The decrease is due to lower sales volume, decreased average selling prices, and higher labor and materials costs, partially offset by a favorable product mix and decreased utilities costs.

Segment operating margin decreased versus the prior year.  The decrease is primarily due to decreased gross profit.

Average selling prices decreased versus the prior year.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses.

Inductors

Net revenues of the Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2024	2023	2022

Net revenues	$356,355	$347,392	$331,086
Change versus comparable prior year period	$8,963	$16,306
Percentage change versus comparable prior year period	2.6%	4.9%

Changes in Inductors segment net revenues were attributable to the following:

	2024 vs. 2023	2023 vs. 2022

Change attributable to:
Increase in volume	4.8%	2.4%
Change in average selling prices	(2.2)%	1.9%
Foreign currency effects	0.0%	0.5%
Other	0.0%	0.1%
Net change	2.6%	4.9%

Gross profit margins and segment operating margins for the Inductors segment were as follows:

	Years ended December 31,
	2024	2023	2022

Gross profit margin	30.0%	32.4%	31.5%
Segment operating margin	25.9%	28.7%	28.2%

Net revenues of the Inductors segment increased slightly versus the prior year.  The increase is primarily due to increased sales to EMS customers, medical, and military and aerospace end market customers, and customers in the Americas and Asia regions, partially offset by decreased sales to industrial and automotive end market customers and customers in the Europe region.

The gross profit margin decreased versus the prior year.  The decrease is primarily due to lower average selling prices and higher logistics and labor costs.

Segment operating margin decreased versus the prior year.  The decrease is primarily due to decreased gross profit.

Average selling prices decreased versus the prior year.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2024	2023	2022

Net revenues	$459,296	$498,741	$509,645
Change versus comparable prior year period	$(39,445)	$(10,904)
Percentage change versus comparable prior year period	(7.9)%	(2.1)%

Changes in Capacitors segment net revenues were attributable to the following:

	2024 vs. 2023	2023 vs. 2022

Change attributable to:
Decrease in volume	(7.2)%	(5.1)%
Change in average selling prices	(0.5)%	2.2%
Foreign currency effects	0.0%	0.9%
Other	(0.2)%	(0.1)%
Net change	(7.9)%	(2.1)%

Gross profit margins and segment operating margins for the Capacitors segment were as follows:

	Years ended December 31,
	2024	2023	2022

Gross profit margin	24.8%	25.3%	24.3%
Segment operating margin	19.7%	21.1%	20.6%

Net revenues of the Capacitors segment decreased versus the prior year.  The decrease is primarily due to decreased sales to distribution customers, customers in the industrial and automotive end markets, and customers in the Americas and Europe regions, partially offset by increased sales to customers in the Asia region.

The gross profit margin decreased slightly versus the prior year.  The decrease is due to lower sales volume, decreased average selling prices, higher labor and tantalum costs, partially offset by a favorable product mix, and decreased utilities costs.

Segment operating margin decreased versus the prior year.  The decrease is primarily due to decreased gross profit.

Average selling prices have decreased slightly versus the prior year.

A large portion of expected growth of our Capacitors segment is in high voltage high power film capacitors used for smart grid infrastructure projects.  Accordingly, we acquired Birkelbach, which is being vertically integrated, to ensure we have adequate metalized film material required to fulfill this growing demand.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2024	2023	2022

Total SG&A expenses	$513,564	$488,349	$443,503
as a percentage of sales	17.5%	14.4%	12.7%

SG&A expenses for the year ended December 31, 2024 increased versus the year ended December 31, 2023 due to higher stock-based compensation and general cost inflation, partially offset by lower bonus compensation.

In September 2024, we announced restructuring actions designed, in part, to streamline business decision making. The actions are expected to generate annualized cost savings of approximately $12 million of selling, general and administration expenses, when the actions are fully implemented by the end of 2026. However, we are also incurring additional SG&A costs associated with our strategic initiatives. See "Cost Management" above.

Other Income (Expense)

2024 Compared to 2023

Interest expense for the year ended December 31, 2024 increased by $2.3 million versus the year ended December 31, 2023.  The increase is primarily due to the issuance of the convertible senior notes due 2030 in the third fiscal quarter of 2023.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2024	2023	Change

Foreign exchange gain (loss)	$774	$677	$97
Interest income	25,479	31,353	(5,874)
Other components of net periodic pension expense	(7,899)	(8,730)	831
Investment income	(519)	1,347	(1,866)
Other	1,629	616	1,013
	$19,464	$25,263	$(5,799)

2023 Compared to 2022

Interest expense for the year ended December 31, 2023 increased by $8.0 million versus the year ended December 31, 2022.  The increase is primarily due to higher interest rates and higher average balances outstanding on the revolving credit facility in 2023 prior to September 2023 when it was paid down to $0.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2023	2022	Change

Foreign exchange gain	$677	$5,690	$(5,013)
Interest income	31,353	7,560	23,793
Other components of net periodic pension expense	(8,730)	(11,090)	2,360
Investment income (loss)	1,347	(6,812)	8,159
Other	616	(200)	816
	$25,263	$(4,852)	$30,115

Income Taxes

For the years ended December 31, 2024, 2023, and 2022, the effective tax rates were (1,145.5)%, 30.4%, and 27.5%, respectively.  We expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.  Our GAAP effective tax rate for the year ended December 31, 2024 is not meaningful at the low levels of pre-tax loss.

There were no unusual tax transactions that impacted the effective tax rate for the years ended December 31, 2024 and December 31, 2023.

The effective tax rate for the year ended December 31, 2022 was impacted by $5.9 million of tax benefits recognized for changes in uncertain tax positions following the resolution of a tax audit, $59.6 million of tax expense recognized upon the change in indefinite reversal assertion on earnings in Germany, and $33.7 million of tax benefits recognized upon the release of a valuation allowance.

We made the determination during the fourth fiscal quarter of 2022 that substantially all unremitted earnings in Germany were no longer indefinitely reinvested.  We recorded additional tax expense during the fourth fiscal quarter of 2022 to accrue the $59.6 million of withholding taxes necessary to distribute these approximately $360.0 million of accumulated earnings to the United States.

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

Financial Condition, Liquidity, and Capital Resources

Our financial condition as of December 31, 2024 continued to be strong.  We have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, fund our stockholder return policy, and to reduce debt levels.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $173.7 million for the year ended December 31, 2024, as compared to cash flows provided by operations of $365.7 million for the year ended December 31, 2023.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the fourth fiscal quarter of 2023 through the fourth fiscal quarter of 2024:

	4th Quarter 2023	1st Quarter 2024	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024
Days sales outstanding ("DSO") (a)	50	51	51	53	53
Days inventory outstanding ("DIO") (b)	101	104	105	106	109
Days payable outstanding ("DPO") (c)	(31)	(31)	(31)	(32)	(34)
Cash conversion cycle	120	124	125	127	128

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

Cash paid for property and equipment for the year ended December 31, 2024 was $320.1 million, as compared to $329.4 million for the year ended December 31, 2023.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  We remain committed to our long-term plan of increasing Vishay's capacity, to assure our customers of reliable volume as they scale.  While we plan to advance our capacity expansion projects, we have and will continue to modulate the spending in response to order flow and the timing of customer demand and qualifications.  The decreased lead time for equipment and the increased subcontractor capacity are also variables that allow us to adjust our capacity spending.  For 2025, we plan to spend between $300 million to $350 million, at least 70% of which will be invested in capacity expansion projects for high growth product lines, including our wafer fab expansions.

Free cash flow for the year ended December 31, 2024 decreased versus the year ended December 31, 2023 primarily due to decreased net earnings.  We expect that free cash flow will be negatively impacted by the expected high level of capital expenditures for expansion in 2023 - 2025 after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) (in thousands):

	December 31, 2024	December 31, 2023

Credit facility	$136,000	$-
Convertible senior notes, due 2025	41,911	95,102
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(22,892)	(26,914)
Total debt	905,019	818,188

Cash and cash equivalents	590,286	972,719
Short-term investments	16,130	35,808

Net cash and short-term investments (debt)	$(298,603)	$190,339

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

During the second fiscal quarter of 2024, we repatriated $120 million of accumulated earnings to the United States and paid withholding taxes in Israel of $15 million.  As of December 31, 2024, $17 million of our cash and cash equivalents and short-term investments were held by our U.S. subsidiaries.  As of December 31, 2024, we are in a net borrowing position in the U.S. and we expect to continue to be at least through the first half of 2025 based on expected cash payments pursuant to our Stockholder Return Policy and funding of the Newport expansion.  As of December 31, 2024, we have approximately $515 million of German and Israeli earnings that are deemed not indefinitely reinvested.  Based on the expected timing of future repatriations, we estimate that the tax liability to repatriate these unremitted earnings will be approximately $77 million, which has been accrued, but will only be paid upon repatriation of the unremitted earnings.  Repatriating these unremitted earnings earlier than currently planned may not be possible and may incur additional tax expense.  We also have amounts of unremitted foreign earnings held by subsidiaries in countries other than Israel and Germany, which continue to be reinvested indefinitely, that we have not accrued for the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions that would be incurred to repatriate these amounts.  Certain of these subsidiaries are located in countries with restrictive regulations and high tax rates for repatriating cash.  Due to the uncertainties associated with the ability, timing, and method to repatriate these unremitted earnings and other complexities associated with its hypothetical calculation, determination of the amount of tax expense that would be incurred to repatriate the unremitted earnings is not practicable, but could be significant.  Our undrawn credit facility provides us with adequate operating liquidity in the United States.

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

On August 15, 2024, we entered into an amendment to the credit facility that redefined the Interest Coverage Ratio to remove Capital Expenditures from the calculation and increased the minimum Interest Coverage Ratio to 3.25 to 1.00, among other changes.

We were in compliance with all financial covenants under the credit facility at December 31, 2024.  Our interest coverage ratio and net leverage ratio were 16.01 to 1 and 1.94 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the usable capacity on the credit facility is approximately $467 million.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and any amounts then outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior notes due 2025 and due 2030 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.  The maturity date of the credit facility will accelerate if within ninety-one days prior to the maturity of our convertible senior notes due 2025, the outstanding principal amount of such notes exceeds a defined liquidity measure as set forth in the credit facility.  The repurchase of $370.2 million principal amount of convertible senior notes due 2025 in 2023 and an additional $53.2 million principal amount of our convertible senior notes due 2025 in 2024 significantly reduces the risk that the maturity date of the credit facility will accelerate.  The 2024 repurchases were funded with a draw on our revolving credit facility.

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the credit facility are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 2.64 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 2.10% (including the applicable credit spread), and the undrawn commitment fee is 0.35% per annum.

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

We had no amount outstanding on our revolving credit facility at December 31, 2023 and $136 million outstanding at December 31, 2024.  We borrowed $183 million and repaid $47 million on the revolving credit facility during the fiscal year ended December 31, 2024.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $34 million and the highest amount outstanding at a fiscal month end was $136 million during the fiscal year ended December 31, 2024. We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  Except for the maturity of $41.9 of convertible senior notes due 2025, which will be funded by the revolving credit facility, no principal amounts of our debt are due until 2028.

The convertible senior notes due 2025 became convertible on December 15, 2024 and will remain convertible until maturity. The convertible senior notes due 2030 are not currently convertible.  Pursuant to the indenture governing the convertible senior notes due 2030, we will cash-settle the principal amount of $1,000 per note and settle any additional amounts in cash or shares of our common stock.  Pursuant to the indenture governing the convertible senior notes due 2025 and the amendments thereto incorporated in the Supplemental Indenture dated December 23, 2020, we will cash-settle the principal amount of $1,000 per note and settle any additional amounts in shares of our common stock.  We intend to finance the principal amount of any converted notes using borrowings under our credit facility.  No conversions have occurred to date.  We have the intent and ability to finance the principal amount of the convertible senior notes due 2025 using borrowings under our credit facility upon maturity of the notes.

In evaluating our liquidity and capital resources, we consider our outstanding commitments.  As of December 31, 2024 our commitments were as follows (in thousands):

		Payments due by period
	Total	2025	2026	2027	2028	2029	Thereafter

Long-term debt	$927,911	$41,911	$-	$-	$136,000	$-	$750,000
Interest payments on long-term debt	134,963	28,688	28,256	28,256	20,935	16,875	11,953
Operating leases	159,089	26,681	22,803	19,266	15,724	13,690	60,925
Letters of credit	2,062	-	-	-	2,062	-	-
Expected pension and postretirement plan funding	182,947	20,182	18,855	17,601	23,412	18,773	84,124
Estimated costs to complete construction in progress	158,900	121,200	33,200	4,500	-	-	-
Estimated costs to complete MOSFETs wafer fab	337,200	143,200	168,100	25,900	-	-	-
TCJA transition tax	47,027	47,027	-	-	-	-	-
Uncertain tax positions	14,647	1,515	-	-	-	-	13,132
Purchase commitments	85,791	74,551	8,295	2,945	-	-	-
Other long-term liabilities	90,954	-	-	-	-	-	90,954
Total contractual cash obligations	$2,141,491	$504,955	$279,509	$98,468	$198,133	$49,338	$1,011,088

Commitments for long-term debt are based on the amount required to settle the obligation. Accordingly, the capitalized deferred financing costs associated with our convertible notes are excluded from the calculation of long-term debt commitments in the table above.  The amounts due in 2025 are expected to be refinanced on a long-term basis.

Commitments for interest payments on long-term debt are cash commitments based on the stated maturity dates of each agreement and include fees under our revolving credit facility, which expires on May 8, 2028.  Commitments for interest payments on long-term debt exclude non-cash interest expense related to the amortization of deferred financing costs.

Various factors could have a material effect on the amount of future principal and interest payments.  Principal and interest commitments associated with our convertible notes are based on the amounts outstanding as of December 31, 2024.  Additionally, interest commitments for our revolving credit facility are based on the rate prevailing at December 31, 2024, but actual rates are variable and are certain to change over time.

We will pay the final increment of the TCJA transition tax in 2025.

Estimated costs to complete the MOSFETs wafer fab and the Newport wafer fab include amounts that we are not contractually required to complete.

Our consolidated balance sheet at December 31, 2024 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified all non-current uncertain tax positions as payments due thereafter, although actual timing of payments may be sooner.

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

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2024.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due thereafter in the table above, although actual timing of payments may be sooner.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2024, 2023, and 2022 we did not have any outstanding interest rate swap or cap agreements.

The interest paid on our credit facilities is based on variable reference rates and an interest margin.  At December 31, 2024, we had $136 million outstanding under our revolving credit facilities. Future U.S. dollar borrowings under the revolving credit commitment will bear interest at SOFR plus 2.10%.

Our convertible debt instruments bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2024, we had $590.3 million of cash and cash equivalents and $16.1 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2024, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $1.4 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We have used forward exchange contracts to economically hedge a portion of these exposures in the past.  We had no outstanding forward contracts as of December 31, 2024.  We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

Our significant foreign subsidiaries are located in Germany, Israel, the United Kingdom, and Asia. We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel, the United Kingdom, and most significant locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in Israel, the Czech Republic, the United Kingdom, and China because the percentage of expenses denominated in Israeli shekels, Czech koruna, British sterling and Chinese renminbi to total expenses is much greater than the percentage of sales denominated in Israeli shekels, Czech koruna, British sterling, and Chinese renminbi to total sales.  Therefore, if the Israeli shekel, Czech koruna, British sterling, and Chinese renminbi strengthen against all or most of our other major currencies, our operating profit is reduced.  Where possible, we maintain local currency denominated cash balances in these countries approximately equal to the local currency liabilities to naturally hedge our exposures.  We also have a slightly higher percentage of euro-denominated sales than expenses.  Therefore, when the euro strengthens against all or most of our other major currencies, our operating profit is slightly increased.  Accordingly, we monitor several important cross-rates.

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2024, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2024.  The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $23.2 million at December 31, 2024.  The impact on individual line items in our consolidated statement of operations or on individual subsidiaries could be materially different.  For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $8.9 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting.  Their report is set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vishay Intertechnology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 14, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 14, 2025

Item 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2024.

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

Our Board of Directors has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our directors, officers, and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us (the "Securities Trading Compliance Program").  Our Securities Trading Compliance Program is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Certain information required under this Item with respect to our Executive Officers is set forth in Part I hereof under the caption “Executive Officers of the Registrant.”
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

 Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2024 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

4.5	Second Supplemental Indenture, dated as of October 29, 2024, by and between Vishay Intertechnology, Inc. and HSBC Bank USA, N.A., as Trustee. Incorporated by reference as Exhibit 4.1 in our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2024.
4.6
Indenture, dated as of September 12, 2023, by and between Vishay Intertechnology, Inc. and HSBC Bank USA, National Association, as Trustee.  Incorporated by reference to Exhibit 4.1 in our current report on Form 8-K filed September 12, 2023.

4.7	First Supplemental Indenture, dated as of October 29, 2024, by and between Vishay Intertechnology, Inc. and HSBC Bank USA, N.A., as Trustee. Incorporated by reference as Exhibit 4.2 in our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2024.
4.8
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

10.14†	Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed on February 16, 2018.
10.15†	Amendment to Employment Agreement between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal dated May 20, 2020. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.
10.16†	Second Amendment to Employment Agreement, dated February 23, 2021, between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.
10.17†	Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Dale Electronics LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed July 18, 2022.
10.18†	Amendment to Employment Agreement, dated February 27, 2024, between Vishay Dale Electronics LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed February 29, 2024.

10.19†
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

10.21†
Second Amendment to Employment Agreement, dated February 23, 2021, between Vishay Europe GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Lori Lipcaman.  Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.22†
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

10.29†
Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and David Valletta.  Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed on February 16, 2018.

10.30†
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) Vishay Intertechnology, Inc., and David Valletta.  Incorporated by reference to Exhibit 10.4 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.31†
Transition Agreement, dated July 15, 2022, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and David Valletta.  Incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2022.

10.32†	Employment Agreement, dated February 15, 2018, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse. Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed on February 16, 2018.
10.33†	First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse. Incorporated by reference to Exhibit 10.5 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.
10.34†	Transition Agreement, dated July 15, 2022, between Vishay Singapore Pte. Ltd. (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Clarence Tse. Incorporated by reference to Exhibit 10.10 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2022.
10.35†	Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster dated May 20, 2020. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.
10.36†	First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster. Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.
10.37†	Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeff Webster. Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed July 18, 2022.
10.38†	Amendment to Employment Agreement, dated February 27, 2024, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeff Webster. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed February 29, 2024.

10.39†
Employment Agreement, dated July 14, 2022, between Siliconix incorporated (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc. and Roy Shoshani.  Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed July 18, 2022.

10.40†	Amendment to Employment Agreement, dated February 27, 2024, between Siliconix incorporated (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Roy Shoshani. Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed February 29, 2024.

10.41†**	Second Amendment to Employment Agreement, dated January 13, 2025, between Siliconix incorporated (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Roy Shoshani.

10.42†
Employment Agreement between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock dated May 20, 2020.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.

10.43†
First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock.  Incorporated by reference to Exhibit 10.8 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.

10.44†
Second Amendment to Employment Agreement, dated July 14, 2022, between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock.  Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K, filed July 18, 2022.

10.45†
Second Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Intertechnology, Inc. and Peter Henrici.  Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K, filed July 18, 2022.

10.46†	Amendment to Employment Agreement, dated February 27, 2024, between Vishay Intertechnology, Inc., and Peter Henrici. Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K, filed February, 29, 2024.

10.47†	Employment Agreement, dated February 27, 2024, between Vishay Intertechnology, Inc., and David E. McConnell. Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed February 29, 2024.

10.48†	Employment Agreement, dated February 27, 2024, between Vishay Intertechnology, Inc., and Michael O'Sullivan. Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed February 29, 2024.

10.49†
Vishay Intertechnology, Inc. Key Employee Wealth Accumulation Plan (as amended and restated, effective January 1, 2017).  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 23, 2016.

10.50
Master Separation and Distribution Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 23, 2010.

10.51
Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.52
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

10.57*
Supply Agreement, dated July 6, 2010, between Vishay Measurements Group, Inc. and Vishay S.A. Incorporated by reference to Exhibit 10.9 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.58*
Manufacturing Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.10 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.59	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.11 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.
10.60*	Supply Agreement, dated July 6, 2010, between Vishay Precision Foil GmbH and Vishay S.A. Incorporated by reference to Exhibit 10.12 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.
10.61*	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc. Incorporated by reference to Exhibit 10.13 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.
10.62	Credit Agreement, dated as of June 5, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 5, 2019.
10.63	Amendment No. 1 to Credit Agreement, dated as of September 20, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2019.
10.64	Amendment and Restatement Agreement, dated as of May 8, 2023 among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed May 8, 2023.
10.65	First Amendment to the Amended and Restated Agreement, dated as of August 15, 2024, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed August 15, 2024.

10.66†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 in our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2023.
10.67†	Vishay Intertechnology, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.48 to our 2019 annual report on Form 10-K.
10.68†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.50 to our 2019 annual report on Form 10-K.
10.69†	Vishay Intertechnology, Inc. Non-Employee Director Compensation Plan. Incorporated by reference to Exhibit 10.44 to our 2020 annual report on Form 10-K.
10.70†	Form of Future Deferred Remuneration Arrangement of Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.). Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 28, 2021.
10.71	Form of Base Capped Call Confirmation. Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed September 12, 2023.
10.72	Form of Additional Capped Call Confirmation. Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K filed September 12, 2023.
10.73†	Form of Phantom Stock Award Agreement. Incorporated by reference to Exhibit 10.66 to our 2023 annual report on Form 10-K.
10.74†	Form of Non-Employee Director RSU Agreement. Incorporated by reference to Exhibit 10.67 to our 2023 annual report on Form 10-K.
10.75†	Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.7 in our quarterly report on Form 10-Q for the fiscal quarter ended March 30, 2024.
10.76†	Form of Performance-Based Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.8 in our quarterly report on Form 10-Q for the fiscal quarter ended March 30, 2024.
19.1**	Vishay Intertechnology, Inc. Securities Trading Compliance Program.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
97.1	Vishay Intertechnology, Inc. Dodd-Frank Clawback Policy. Incorporated by reference to Exhibit 97.1 in our 2023 annual report on Form 10-K.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2024, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104**	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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
February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Joel Smejkal	President, Chief Executive Officer,	February 14, 2025
Joel Smejkal	and Director

Principal Financial Officer:

/s/ David E. McConnell	Executive Vice President and	February 14, 2025
David E. McConnell	Chief Financial Officer

Principal Accounting Officer:

/s/ David L. Tomlinson	Senior Vice President and	February 14, 2025
David L. Tomlinson	Chief Accounting Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 14, 2025
Marc Zandman	the Board of Directors

/s/ Renee B. Booth	Director	February 14, 2025
Dr. Renee B. Booth

/s/ Michael J. Cody	Director	February 14, 2025
Michael J. Cody

/s/ Michiko Kurahashi	Director	February 14, 2025
Dr. Michiko Kurahashi

/s/ Abraham Ludomirski	Director	February 14, 2025
Dr. Abraham Ludomirski

/s/ John Malvisi	Director	February 14, 2025
John Malvisi

/s/ Ziv Shoshani	Director	February 14, 2025
Ziv Shoshani

/s/ Timothy V. Talbert	Director	February 14, 2025
Timothy V. Talbert

/s/ Ruta Zandman	Director	February 14, 2025
Ruta Zandman

/s/ Raanan Zilberman	Director	February 14, 2025
Raanan Zilberman

This page intentionally left blank.

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosure to which they relate.

Sales Returns and Allowances Accruals
Description of the Matter
At December 31, 2024, the Company’s liability for sales returns and allowances was $43.4 million. As discussed in Note 1 of the consolidated financial statements, the Company recognizes the estimated variable consideration to be received from contracts with customers as revenue and recognizes a related accrued liability for estimated future credits that will be issued to its customers, primarily distributors, for product returns, scrap allowance, “stock, ship and debit”, and price protection programs with those customers.
Auditing management’s sales returns and allowances accruals specifically related to the scrap allowance and “stock, ship and debit” programs was especially challenging because of the judgement used by management to determine the amount of future credits that will be issued to customers for sales that were recognized during the period. Estimating the scrap allowance and “stock, ship and debit” accrual involves the application of models which require management to make certain assumptions including historical customer credit rates.

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

Goodwill Impairment
Description of the Matter
At December 31, 2024, the Company’s goodwill balance was $179.0 million. As discussed in Note 1 and Note 19 of the consolidated financial statements, the Company’s goodwill is tested for impairment at least annually, or whenever events or circumstances indicate that the value of goodwill may be impaired. If goodwill is determined to be impaired, an impairment loss is measured at the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. During the fourth quarter of 2024, the Company identified impairment indicators related to goodwill within the MOSFETs reporting unit. The Company performed a quantitative assessment of the reporting unit to determine its fair value. Based on the Company’s evaluation, the estimated fair value of the reporting unit was determined to be less than its carrying value. As a result, a non-cash goodwill impairment charge of $66.5 million was recognized.
Auditing the Company’s goodwill impairment assessment for the MOSFETs reporting unit was complex and highly judgmental due to the significant judgments and estimation required by management in determining the fair value of the reporting unit, which is based on assumptions about future market or economic conditions and company-specific qualitative factors whose outcome is uncertain and will therefore be subject to change over time. In particular, the fair value estimate of the reporting unit involves the use of significant unobservable inputs and is sensitive to changes in significant assumptions, such as the discount rate, revenue growth rate, and earnings before interest, taxes, depreciation and amortization ("EBITDA").

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment review and testing process over the MOSFETs reporting unit. For example, we tested controls over management’s review of the valuation model, the significant assumptions described above, and the completeness and accuracy of the data used in the valuation.
To test the estimated fair value for the MOSFETs reporting unit, we performed audit procedures that included, among others, assessing the methodologies used to develop the estimated fair values, testing the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to historical results and current industry trends. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the overall methodologies and the discount rate used in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1968.

Philadelphia, Pennsylvania
February 14, 2025

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$590,286	$972,719

Short-term investments	16,130	35,808

Accounts receivable, net of allowances for credit losses of $1,311 and $1,705, respectively	401,901	426,674

Inventories:
Finished goods	175,176	167,083
Work in process	296,393	267,339
Raw materials	217,812	213,098
Total inventories	689,381	647,520

Prepaid expenses and other current assets	217,809	214,443
Total current assets	1,915,507	2,297,164

Property and equipment, at cost:
Land	84,124	77,006
Buildings and improvements	766,058	719,387
Machinery and equipment	3,259,213	3,053,868
Construction in progress	367,564	290,593
Allowance for depreciation	(2,931,221)	(2,846,208)
Property and equipment, net	1,545,738	1,294,646

Right of use assets	117,953	126,829

Deferred income taxes	159,769	137,394

Goodwill	179,005	201,416

Other intangible assets, net	87,223	72,333

Other assets	105,501	110,141
Total assets	$4,110,696	$4,239,923

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2024	December 31, 2023

Liabilities and equity
Current liabilities:
Trade accounts payable	$216,313	$191,002
Payroll and related expenses	137,101	161,940
Lease liabilities	25,901	26,485
Other accrued expenses	264,471	239,350
Income taxes	64,562	73,098
Total current liabilities	708,348	691,875

Long-term debt, less current portion	905,019	818,188
U.S. transition tax payable	-	47,027
Deferred income taxes	96,363	95,776
Long-term lease liabilities	94,218	102,830
Other liabilities	104,086	87,918
Accrued pension and other postretirement costs	173,700	195,503
Total liabilities	2,081,734	2,039,117

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; zero issued	-	-
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 133,607,153 and 133,187,901 shares issued	13,361	13,319
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,097,148 shares issued	1,210	1,210
Capital in excess of par value	1,306,245	1,291,499
Retained earnings	955,500	1,041,372
Treasury stock (at cost): 9,933,595 and 7,535,881 common shares	(212,062)	(161,656)
Accumulated other comprehensive income (loss)	(35,292)	10,337
Total Vishay stockholders' equity	2,028,962	2,196,081
Noncontrolling interests	-	4,725
Total equity	2,028,962	2,200,806
Total liabilities and equity	$4,110,696	$4,239,923

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2024	2023	2022

Net revenues	$2,937,587	$3,402,045	$3,497,401
Costs of products sold	2,311,295	2,427,552	2,438,412
Gross profit	626,292	974,493	1,058,989

Selling, general, and administrative expenses	513,564	488,349	443,503
Restructuring and severance costs	40,614	-	-
Impairment of goodwill	66,487	-	-
Operating income	5,627	486,144	615,486

Other income (expense):
Interest expense	(27,480)	(25,131)	(17,129)
Other	19,464	25,263	(4,852)
Loss on early extinguishment of debt	-	(18,874)	-
Total other income (expense)	(8,016)	(18,742)	(21,981)

Income (loss) before taxes	(2,389)	467,402	593,505

Income tax expense	27,366	141,889	163,022

Net earnings (loss)	(29,755)	325,513	430,483

Less: net earnings attributable to noncontrolling interests	1,395	1,693	1,673

Net earnings (loss) attributable to Vishay stockholders	$(31,150)	$323,820	$428,810

Basic earnings (loss) per share attributable to Vishay stockholders:	$(0.23)	$2.32	$2.99

Diluted earnings (loss) per share attributable to Vishay stockholders:	$(0.23)	$2.31	$2.98

Weighted average shares outstanding - basic	136,964	139,447	143,399

Weighted average shares outstanding - diluted	136,964	140,246	143,915

Cash dividends per share	$0.40	$0.40	$0.40

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2024	2023	2022

Net earnings (loss)	$(29,755)	$325,513	$430,483

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	3,643	(7,001)	51,310

Foreign currency translation adjustment	(49,272)	28,165	(41,885)

Other comprehensive income (loss)	(45,629)	21,164	9,425

Comprehensive income (loss)	(75,384)	346,677	439,908

Less: comprehensive income attributable to noncontrolling interests	1,395	1,693	1,673

Comprehensive income (loss) attributable to Vishay stockholders	$(76,779)	$344,984	$438,235

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2024	2023	2022

Operating activities
Net earnings (loss)	$(29,755)	$325,513	$430,483
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	210,645	184,373	163,991
Gain on disposal of property and equipment	(1,969)	(554)	(455)
Inventory write-offs for obsolescence	37,245	37,426	26,898
Impairment of goodwill	66,487	-	-
Pensions and other postretirement benefits, net of contributions	(6,036)	(9,559)	(615)
Stock compensation expense	20,921	16,532	6,545
Loss on early extinguishment of debt	-	18,874	-
Deferred income taxes	(23,514)	36,783	38,677
Other operating activities	20,416	9,442	835
Change in U.S. transition tax liability	(37,622)	(27,670)	(14,757)
Change in repatriation tax liability	(15,000)	(63,600)	(25,201)
Net change in operating assets and liabilities, net of effects of businesses acquired	(68,116)	(161,857)	(142,113)
Net cash provided by operating activities	173,702	365,703	484,288

Investing activities
Capital expenditures	(320,079)	(329,410)	(325,308)
Proceeds from sale of property and equipment	3,015	1,156	1,198
Purchase of and deposits for businesses, net of cash acquired	(216,024)	(13,753)	(50,000)
Purchase of short-term investments	(145,327)	(117,523)	(285,956)
Maturity of short-term investments	164,983	387,898	132,901
Other investing activities	970	(1,219)	(1,766)
Net cash used in investing activities	(512,462)	(72,851)	(528,931)

Financing activities
Proceeds from long-term borrowings	-	750,000	-
Repurchase of convertible senior notes due 2025	(52,960)	(386,745)	-
Net proceeds (payments) on revolving credit facility	136,000	(42,000)	42,000
Debt issuance and amendment costs	(1,062)	(26,823)	-
Cash paid for capped call	-	(94,200)	-
Dividends paid to common stockholders	(49,833)	(50,787)	(52,348)
Dividends paid to Class B common stockholders	(4,839)	(4,839)	(4,839)
Repurchase of common stock held in treasury	(50,406)	(78,684)	(82,972)
Distributions to noncontrolling interests	(2,500)	(867)	(741)
Acquisition of noncontrolling interests	(5,500)	-	-
Cash withholding taxes paid when shares withheld for vested equity awards	(4,303)	(3,994)	(2,123)
Net cash provided by (used in) financing activities	(35,403)	61,061	(101,023)
Effect of exchange rate changes on cash and cash equivalents	(8,270)	7,981	(17,617)

Net increase (decrease) in cash and cash equivalents	(382,433)	361,894	(163,283)

Cash and cash equivalents at beginning of year	972,719	610,825	774,108
Cash and cash equivalents at end of year	$590,286	$972,719	$610,825

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2021	$13,271	$1,210	$1,347,830	$401,694	$-	$(20,252)	$1,743,753	$2,967	$1,746,720
Net earnings	-	-	-	428,810	-	-	428,810	1,673	430,483
Other comprehensive income (loss)	-	-	-	-	-	9,425	9,425	-	9,425
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(741)	(741)
Issuance of stock and related tax withholdings for vested restricted stock units (201,039 shares)	20	-	(2,143)	-	-	-	(2,123)	-	(2,123)
Dividends declared ($0.40 per share)	-	-	89	(57,276)	-	-	(57,187)	-	(57,187)
Stock compensation expense	-	-	6,545	-	-	-	6,545	-	6,545
Repurchase of common stock held in treasury (4,240,573 shares)	-	-	-	-	(82,972)	-	(82,972)	-	(82,972)
Balance at December 31, 2022	$13,291	$1,210	$1,352,321	$773,228	$(82,972)	$(10,827)	$2,046,251	$3,899	$2,050,150
Net earnings	-	-	-	323,820	-	-	323,820	1,693	325,513
Other comprehensive income	-	-	-	-	-	21,164	21,164	-	21,164
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(867)	(867)
Issuance of stock and related tax withholdings for vested restricted stock units (276,130 shares)	28	-	(4,022)	-	-	-	(3,994)	-	(3,994)
Dividends declared ($0.40 per share)	-	-	50	(55,676)	-	-	(55,626)	-	(55,626)
Stock compensation expense	-	-	16,532	-	-	-	16,532	-	16,532
Repurchase of common stock held in treasury (3,295,308 shares)	-	-	-	-	(78,684)	-	(78,684)	-	(78,684)
Capped call transactions, net of tax	-	-	(73,382)	-	-	-	(73,382)	-	(73,382)
Balance at December 31, 2023	$13,319	$1,210	$1,291,499	$1,041,372	$(161,656)	$10,337	$2,196,081	$4,725	$2,200,806
Net earnings (loss)	-	-	-	(31,150)	-	-	(31,150)	1,395	(29,755)
Other comprehensive income (loss)	-	-	-	-	-	(45,629)	(45,629)	-	(45,629)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,500)	(2,500)
Acquisition of noncontrolling interests	-	-	(1,880)	-	-	-	(1,880)	(3,620)	(5,500)
Issuance of stock and related tax withholdings for vested restricted stock units (419,252 shares)	42	-	(4,345)	-	-	-	(4,303)	-	(4,303)
Dividends declared ($0.40 per share)	-	-	50	(54,722)	-	-	(54,672)	-	(54,672)
Stock compensation expense	-	-	20,921	-	-	-	20,921	-	20,921
Repurchase of common stock held in treasury (2,397,714 shares)	-	-	-	-	(50,406)	-	(50,406)	-	(50,406)
Balance at December 31, 2024	$13,361	$1,210	$1,306,245	$955,500	$(212,062)	$(35,292)	$2,028,962	$-	$2,028,962
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

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $120,126, $99,506, and $81,182, for the years ended December 31, 2024, 2023, and 2022, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2024 and 2023, the Company’s short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

Allowance for Credit Losses

The Company estimates its credit losses on financial instruments using a current expected credit loss model.  The Company maintains an allowance for accounts receivable credit losses resulting from the inability of its customers to make required payments.  Payment terms for the Company's sales are generally less than ninety days.  Substantially all of the Company's trade receivables are collected within twelve months of the transfer of products to the customer and the Company expects this to continue going forward.  The credit loss allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions.  Receivables from customers with deteriorating financial condition and those over 180 days past due are removed from the pool and evaluated separately.  Net credit loss expense (benefit) for accounts receivable was $(214), $369, and $365 for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company’s cash equivalents, short-term investments, and restricted investments are accounted for as held-to-maturity debt instruments, at amortized cost.  Interest income on these instruments is recorded as "Other income" on the consolidated statements of operations and interest receivable is recognized as a separate asset and recorded in "Prepaid expenses and other current assets" on the consolidated balance sheets.  The Company has not experienced a credit loss on the principal or interest receivable of its cash equivalents, short-term investments, or restricted investments.  The Company pools its cash equivalents, short-term investments, and restricted investments by credit rating of the issuing financial institution and estimates an allowance for credit losses based on the corporate bond default ratios, evaluation of the impact of current and projected economic conditions, and probability of credit loss.  Net credit loss expense for cash equivalents, short-term investments, and restricted investments was immaterial for the years ended December 31, 2024, 2023, and 2022.  The Company does not measure an allowance for credit losses on interest receivable.  Any uncollectible interest receivable is recognized by reversing interest income within the fiscal quarter that the interest becomes uncollectible.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or net realizable value. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven years to ten years. Buildings and building improvements are being depreciated over useful lives of twenty years to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2024 was approximately $496,100. Included in the estimated cost to complete the Itzehoe, Germany 12-inch wafer fab and the Newport wafer fab expansion construction projects are certain costs for which there are currently no contractual commitments to complete.   Depreciation expense was $198,961, $174,457, and $155,864 for the years ended December 31, 2024, 2023, and 2022, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Commitments and Contingencies

The Company has commitments for the purchase of assets to complete its construction in progress as disclosed above.  The commitment period for substantially all of these purchase commitments is less than one year.  The Company expects to have noncancellable purchase commitments with commitment periods in excess of one year associated with its significant facility expansion programs as the programs progress.  As of December 31, 2024, there are no material noncancellable commitments associated with these programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies (continued)

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2024 and 2023 do not include claims against third parties.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition.  Certain intangible assets may be assigned indefinite useful lives.  Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  The Company performs its annual goodwill impairment tests as of the first day of the fourth fiscal quarter.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired (see Note 19).  The Company's business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes. At December 31, 2024 and 2023, respectively, the Company has no recorded indefinite-lived intangible assets.

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

Foreign Currency Translation

The Company has significant operations outside of the United States. The Company finances most of its operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. The Company’s operations in Israel, the United Kingdom, and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.

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

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2024, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide directors’ and officers’ insurance.  The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2024 and 2023.

Certain investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Such amounts are recorded in other noncurrent assets, and total $12,001 and $10,571 at December 31, 2024 and 2023, respectively, representing required statutory reserves of the captive insurance entity.

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

See Note 3 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Accounting Guidance Recently Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures.  The ASU adds reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, requires additional interim disclosures, and requires other segment-related disclosures.  The ASU is effective for the Company for annual periods beginning on or after January 1, 2024, and interim periods beginning after January 1, 2025, with the ability to early adopt.  The Company adopted the ASU effective January 1, 2024.  The adoption of the ASU did not impact the Company's reportable segments' results of operations or cash flows, but increased its segment disclosures.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. The ASU requires entities to consistently categorize and provide greater disaggregation of information in the rate reconciliation and income taxes paid. The ASU is effective for the Company for annual periods beginning on or after January 1, 2025, with the ability to early adopt. The Company plans to prospectively adopt the ASU. The adoption of the ASU will not impact the Company's financial position, results of operations, or cash flows, but will increase its income tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The ASU requires entities to provide expanded disclosures about specific income statement expenses, primarily through enhanced disclosures about purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The ASU is effective for the Company for annual periods beginning on or after January 1, 2027, and interim periods beginning after January 1, 2028, with the ability to early adopt. The adoption of the ASU will not impact the Company's financial position, results of operations, or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.  Such reclassifications had no effect on reported net earnings attributable to Vishay stockholders, total assets, stockholders' equity, or cash flows.

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

Year ended December 31, 2024

Newport wafer fab

On March 5, 2024, the Company acquired Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for $177,457 in cash, net of cash acquired.  The wafer fabrication facility is located on 28 acres and is an automotive-certified, 200mm semiconductor wafer fab with capacity to produce more than 30,000 wafers per month.  The transaction included contingent payments of $15,000, held in escrow pending receipt of an export license.  As of December 31, 2024, the contingency was resolved.

The transaction was funded by Vishay with cash on-hand.  To effect the transaction, Vishay acquired a 100% interest in the legal entity Neptune 6 Limited, and its wholly-owned operating subsidiary, Nexperia Newport Limited, which owns and operates the Newport facility.  Neptune 6 Limited was renamed "Vishay UK Holdings Limited," and Nexperia Newport Limited was renamed "Vishay Newport Limited."

Based on an estimate of fair values, the Company allocated the purchase price of the acquisition as follows:
Net working deficit (excluding cash and cash equivalents)	$(339)
Property and equipment	148,109
Customer relationships	4,000
Other, net	1,315
Deferred taxes, net	(7,869)
Total identified assets and liabilities	145,216

Purchase price, net of cash acquired	177,457

Goodwill	$32,241

The acquired assets and liabilities, including goodwill, are included in the MOSFETs segment.  The weighted average useful lives for customer relationships is 3 years.  The goodwill associated with this transaction is not deductible for income tax purposes.  See Note 19 for information on goodwill impairment testing.

The Company recognized $2,984 of acquisition costs classified as a component of selling, general, and administrative expenses.  These costs were recognized in the third and fourth fiscal quarters of 2023 and first fiscal quarter of 2024.

The results and operations of this acquisition have been included in the MOSFETs segment since March 5, 2024.  The inclusion of this acquisition did not have material impact on the Company's consolidated results.

Ametherm, Inc.

On June 5, 2024, the Company acquired all of the outstanding equity interests of Ametherm, Inc., a Carson City, Nevada-based manufacturer of inrush current limiting solutions and power thermistors, for $31,478 in cash, net of cash acquired.  Based on an estimate of fair values, the Company allocated $17,000 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $11,685 related to this acquisition.  The goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.  The results and operations of this acquisition have been included in the Resistors segment since June 5, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 2 - Acquisition and Divestiture Activities (continued)

Birkelbach Kondensatortechnik GmbH

On December 17, 2024 the Company acquired Birkelbach Kondensatortechnik GmbH and certain related assets ("Birkelbach") for $15,839, net of cash acquired.  Based in Erndtebrueck, Germany, Birkelbach is a manufacturer of metalized technical films for capacitor dielectrics.  Vishay was a major customer of Birkelbach, and the acquired business will be vertically integrated into Vishay's Capacitors segment.  Based on a preliminary estimate of fair values, the Company allocated $7,168 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to assets acquired and liabilities assumed based on an estimation of the fair values at the date of acquisition, the Company recorded goodwill of $777 related to this acquisition.  The goodwill related to this acquisition is included in the Capacitors reporting unit for goodwill impairment testing.  The results and operations of this acquisition have been included in the Capacitors segment since December 17, 2024.

Year ended December 31, 2023

On June 30, 2023, the Company acquired substantially all of the assets of Centerline Technologies, LLC, a Massachusetts-based, privately held manufacturer of ceramic components used in many custom parts manufactured by certain of Vishay's Resistors businesses, for $5,003.  Based on an estimate of fair values, the Company allocated $1,500 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $2,213 related to this acquisition.  The acquired business will be vertically integrated into the Company's Resistors segment, and the goodwill related to this acquisition is included in the Resistors reporting unit for goodwill impairment testing.  The results and operations of this acquisition have been included in the Resistors segment since June 30, 2023.

Year ended December 31, 2022

On October 28, 2022, the Company acquired all of the outstanding equity interests of MaxPower Semiconductor, Inc., a San Jose, California-based fabless power semiconductor provider dedicated to delivering innovative and cost-effective technologies that optimize power management solutions.  The acquisition of MaxPower will enhance Vishay's current and future silicon carbide ("SiC") offerings for fast-growing markets such as electric vehicles.

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

A portion of contingent payments to be made to employee equity holders are deemed compensatory in nature.  Such payments made to employee equity holders have been or will be, in future periods, recognized as expense, and thus are not included in the U.S. GAAP purchase price.

One of the contingencies was resolved in the fourth quarter of 2023, which resulted in no additional payments to the former employees and stockholders of MaxPower.  Additionally, $2,500 has been paid upon the achievement of the first technology milestone. The Company's estimate of the maximum possible total contingent payments is $17,500.  See Note 18 for further discussion on the fair value measurement of the contingent consideration liability.

Based on an estimate of their fair values, the Company allocated $18,600 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to the assets acquired and liabilities assumed based on an estimation of their fair values at the date of acquisition, the Company recorded goodwill of $34,246 related to this acquisition.  The results and operation of this acquisition have been included in the MOSFETs segment since October 28, 2022.  The goodwill related to this acquisition is included in the MOSFETs reporting unit for goodwill impairment testing.  See Note 19 for information on goodwill impairment testing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Restructuring and Related Activities

In September 2024, the Company announced the implementation of restructuring actions designed to optimize the Company’s manufacturing footprint and streamline business decision making.

The restructuring actions will be implemented in phases and include:

●	Selling, general, and administrative functions will be streamlined through the fourth fiscal quarter of 2025.
●	The closure of three manufacturing facilities. A Diodes segment back-end facility in Shanghai, China is expected to be closed by the end of 2026 with production transfers completed in phases beginning in the fourth quarter of 2025. In addition, two small facilities in the Resistors segment in Fichtelberg, Germany, and in Milwaukee, Wisconsin, are expected to be closed in 2026.
●	Various changes in manufacturing operations and production transfers.

The following table summarizes the activity to date related to this program:

Expense recorded in 2024	$40,614
Cash paid	(8,734)
Foreign currency translation	(1,292)
Balance at December 31, 2024	$30,588

Severance payment terms vary by country, but generally are paid in a lump sum at cessation of employment.  Some payments are made over an extended period.  The current portion of the liability is $16,070 and is included in other accrued expenses in the accompanying consolidated balance sheet.  The non-current portion of the liability is $14,518 and is included in other liabilities in the accompanying consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Leases

The net right of use assets and lease liabilities recognized on the consolidated balance sheets for the Company's operating leases as of December 31, 2024 and 2023 are presented below:

	December 31, 2024	December 31, 2023
Right of use assets
Operating Leases
Buildings and improvements	$112,528	$121,578
Machinery and equipment	5,425	5,251
Total	$117,953	$126,829
Current lease liabilities
Operating Leases
Buildings and improvements	$22,993	$23,647
Machinery and equipment	2,908	2,838
Total	$25,901	$26,485
Long-term lease liabilities
Operating Leases
Buildings and improvements	$91,772	$100,489
Machinery and equipment	2,446	2,341
Total	$94,218	$102,830
Total lease liabilities	$120,119	$129,315

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated statements of operations is as follows:

	Years ended December 31,
	2024	2023	2022
Lease expense
Operating lease expense	$29,787	$27,909	$25,606
Short-term lease expense	964	988	971
Variable lease expense	581	566	365
Total lease expense	$31,332	$29,463	$26,942

The Company paid $29,744, $28,164, and $24,074 for its operating leases during the years ended December 31, 2024, 2023, and 2022, respectively, which are included in operating cash flows on the consolidated statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.7 years and the weighted-average discount rate is 6.6% as of December 31, 2024.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

2025	$26,681
2026	22,803
2027	19,266
2028	15,724
2029	13,690
Thereafter	60,925

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Income Taxes

Changes in Tax Laws and Regulations

United States

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposed a one-time transition tax on deferred foreign earnings, payable in defined increments over eight years.  Installments of $37,622 were paid in 2024, $27,670 were paid in 2023, and $14,757 in each of 2022, 2021, 2020, 2019, and 2018. The Company expects to pay the final installment payment of $47,027 in 2025.

The U.S. Internal Revenue Service continues to issue regulations to address the provisions of the TCJA.  The Company has elected to account for Global Intangible Low-Taxed Income ("GILTI") tax in the period in which it is incurred and, therefore, does not provide any deferred taxes in the consolidated financial statements at December 31, 2024, 2023, or 2022.

Changes in Indefinite Reversal Assertion

The Company made the determination during the fourth fiscal quarter of 2021 that substantially all unremitted foreign earnings in Israel were no longer indefinitely reinvested.  The Company repatriated $81,243 to the United States in 2022 pursuant to this repatriation program.  The Company paid withholding taxes, foreign taxes, and Israeli clawback taxes of $25,201 due to the repatriation.

The Company made the determination during the fourth fiscal quarter of 2022 that substantially all unremitted earnings in Germany were no longer indefinitely reinvested.  Additional tax expense was recorded during the fourth fiscal quarter of 2022 to accrue the $59,642 of withholding taxes necessary to distribute these approximately $360,000 of accumulated earnings to the United States.

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

At December 31, 2024, approximately $204,407 of German earnings and approximately $310,945 of Israeli earnings are deemed not indefinitely reinvested.  The aggregate tax liability recorded for unremitted earnings at December 31, 2024 is approximately $77,000, which includes amounts accrued subsequent to the changes in indefinite reinvestment determinations described above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

Income before taxes consists of the following components:

	Years ended December 31,
	2024	2023	2022

Domestic	$(172,519)	$67,938	$132,426
Foreign	170,130	399,464	461,079
	$(2,389)	$467,402	$593,505

Significant components of income taxes are as follows:

	Years ended December 31,
	2024	2023	2022

Current:
Federal	$1,936	$14,594	$24,423
State and local	407	1,769	3,313
Foreign	63,537	152,343	121,810
	65,880	168,706	149,546
Deferred:
Federal	(24,492)	(4,871)	(40,136)
State and local	(788)	(3,651)	532
Foreign	(13,234)	(18,295)	53,080
	(38,514)	(26,817)	13,476
Total income tax expense	$27,366	$141,889	$163,022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023

Deferred tax assets:
Pension and other retiree obligations	$27,779	$29,400
Inventories	26,004	23,836
Net operating loss carryforwards	74,244	81,497
Tax credit carryforwards	67,192	54,363
Research and development costs	25,582	17,829
Interest	23,886	20,039
Other accruals and reserves	36,232	25,179
Total gross deferred tax assets	280,919	252,143
Less valuation allowance	(92,876)	(99,663)
	188,043	152,480
Deferred tax liabilities:
Property and equipment	(20,032)	(9,429)
Tax deductible goodwill	(7,889)	(7,040)
Intangibles other than goodwill	(8,937)	(6,327)
Earnings not indefinitely reinvested	(78,977)	(88,004)
Other - net	(8,802)	(62)
Total gross deferred tax liabilities	(124,637)	(110,862)

Net deferred tax assets	$63,406	$41,618

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses and tax credits). The carrying value of deferred tax assets is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows:

	Years ended December 31,
	2024	2023	2022

Tax at statutory rate	$(502)	$98,154	$124,636
State income taxes, net of U.S. federal tax benefit	(301)	(1,487)	3,038
Effect of foreign operations	(962)	9,260	13,422
Impairment of goodwill	13,962	-	-
Tax on earnings not indefinitely reinvested	9,016	37,061	71,141
Change in valuation allowance on deferred tax assets	-	(1,770)	(58,696)
Foreign income taxable in the U.S.	16,571	11,829	14,925
Foreign tax credit	(11,506)	(29,997)	(20,408)
U.S. Base Erosion Anti-Abuse Tax	1,063	16,837	20,918
Other	25	2,002	(5,954)
Total income tax expense	$27,366	$141,889	$163,022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

Vishay operates in a global environment with significant operations in various locations outside the United States.  Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate.  Part of Vishay's historical strategy has been to achieve cost savings through the transfer and expansion of manufacturing operations to countries where it can take advantage of lower labor costs.  With the reduction in the U.S. statutory rate to 21% beginning January 1, 2018, Vishay expects that its effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.

Income tax expense for the year ended December 31, 2022 includes certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items. These items total $20,032 in 2022.  There were no unusual tax items for the years ended December 31, 2024 and 2023.

For the year ended December 31, 2022, the discrete items include tax expense of $59,642 due to the Company's change in its assertion that earnings of its subsidiaries in Germany are indefinitely reinvested, tax benefits of $5,941 for changes in uncertain tax positions following the resolution of a tax audit and a  $33,669 tax benefit recognized upon the release of a valuation allowance.

At December 31, 2024, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires
Belgium	$144,966	No expiration
Israel	3,576	No expiration
Italy	8,356	No expiration
Japan	3,592	2025 - 2033
Netherlands	9,452	No expiration
The Republic of China (Taiwan)	7,676	2027 - 2028
United Kingdom	76,940	No expiration

California	15,841	2028 - 2037
Pennsylvania	497,048	2025 - 2044
Arizona	15,999	2032 - 2044

At December 31, 2024, the Company had the following significant tax credit carryforwards available:

		Expires
U.S. Foreign Tax Credit	$42,425	2028 - 2034
California Research Credit	22,822	No expiration

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)
Net income taxes paid were $136,784, $224,232, and $134,199 for the years ended December 31, 2024, 2023, and 2022, respectively.  Net income taxes paid for the years ended December 31, 2024 and 2023 include withholding taxes for repatriation activity.  Net income taxes paid for the years ended December 31, 2024, 2023, and 2022 also includes $37,622, $27,670, and $14,757, respectively, for the TCJA transition tax.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2024	2023	2022

Balance at beginning of year	$12,857	$18,429	$26,719
Addition based on tax positions related to the current year	922	1,210	-
Addition based on tax positions related to prior years	19,905	5,455	3,197
Currency translation adjustments	(185)	230	(366)
Reduction for settlements	-	(10,000)	(9,420)
Reduction for lapses of statute of limitation	(999)	(2,467)	(1,701)
Balance at end of year	$32,500	$12,857	$18,429

In 2024, the Company recorded a deferred tax asset and offsetting liability for unrecognized tax benefits related to an acquired net operating loss carryover.

All of the unrecognized tax benefits of $32,500 and $12,857, as of December 31, 2024 and 2023, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2024 and 2023, the Company had accrued interest and penalties related to the unrecognized tax benefits of $1,564 and $1,947, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company recognized $303, $821, and $376, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple states and foreign jurisdictions.  During the years ended December 31, 2024, 2023, and 2022, certain tax examinations were concluded and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  During 2023, the Company settled an examination of its U.S. federal income tax returns for the years ended December 31, 2017 through 2019.  The federal income tax returns for the years 2021 through 2023 remain subject to examination.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions: Israel (2021), Germany (2017 through 2021), India (2004 through 2021), and Philippines (2017 through 2023).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.  The Company believes that in the next 12 months it is reasonably possible that certain income tax examinations will conclude or the statutes of limitation on certain income tax periods open to examination will expire, or both.  Given the uncertainties described above, the Company can only determine an estimate of potential decreases in unrecognized tax benefits ranging from $8,634 to $8,744.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2024	December 31, 2023

Credit Facility	$136,000	$-
Convertible senior notes, due 2025	41,911	95,102
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(22,892)	(26,914)
	905,019	818,188
Less current portion	-	-
	$905,019	$818,188

Credit Facility

The Company maintains a credit agreement with a consortium of banks led by JPMorgan Chase Bank, N.A., as administrative agent, and the lenders (the "Credit Facility").  In May 2023, the Company entered into an Amendment and Restatement Agreement, which provides an aggregate commitment of $750,000 of revolving loans available until May 8, 2028.  The Credit Facility also provides for the ability of Vishay to request up to $300,000 of incremental facilities, subject to the satisfaction of certain conditions, which could take the form of additional revolving commitments, incremental “term loan A” or “term loan B” facilities, or incremental equivalent debt.

U.S. Dollar borrowings under the Credit Facility bear interest at Secured Overnight Financing Rate ("SOFR") plus a credit spread and an interest margin.  The Credit Facility also allows for borrowings in euro, British sterling, and Japanese yen, subject to a $300,000 limit.  Borrowings in foreign currency bear interest at a local reference rate plus an interest margin.  The applicable interest margin is based on the Company's total leverage ratio.  Based on the Company's current total leverage ratio, borrowings bear interest at SOFR plus 2.10%, including the applicable credit spread.  The Company also pays a commitment fee, also based on its total leverage ratio, on undrawn amounts.  The undrawn commitment fee, based on the Company's total current leverage ratio, is 0.35% per annum.

The Credit Facility requires the maintenance of financial covenant ratios.  For compliance purposes, pursuant to the Credit Facility, the leverage ratio is computed on a net basis, reducing the measure of outstanding debt by up to $250,000 of unrestricted cash.  The Company must maintain a net leverage ratio of at least 3.25 to 1.00.  On August 15, 2024, the Company entered into an amendment to the Credit Facility that redefined the Interest Coverage Ratio to remove Capital Expenditures from the calculation and increased the minimum Interest Coverage Ratio to 3.25 to 1.00, among other changes.

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

At December 31, 2024 there was $467,245 accessible under the Credit Facility at the current EBITDA level.  At December 31, 2023, there was $748,578 available under the Credit Facility.  Letters of credit totaling $2,062 and $1,422 were outstanding at December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6 – Long-Term Debt (continued)
Convertible Debt Instruments

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes as of December 31, 2024:

	Due 2025	Due 2030
Issuance date	June 12, 2018	September 12, 2023
Maturity date	June 15, 2025	September 15, 2030
Principal amount	$41,911	$750,000
Cash coupon rate (per annum)	2.25%	2.25%
Conversion rate effective December 3, 2024 (per $1 principal amount)	32.2205	33.1609
Effective conversion price effective December 3, 2024 (per share)	$31.04	$30.16
130% of the conversion price (per share)	$40.35	$39.21

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

Prior to March 15, 2030, the holders of the 2030 Notes may convert their notes only under the following conditions: (1) the sale price of Vishay common stock reaches 130% of the applicable conversion price for a specified period; (2) the trading price of the notes falls below 98% of the product of the last reported sale price of Vishay’s common stock and the conversion rate for a specified period; (3) the Company calls any or all of the 2030 Notes for redemption; or (4) upon the occurrence of specified corporate transactions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Long-Term Debt (continued)

Convertible Senior Notes due 2025

The Company used $386,745 of the net proceeds from the 2023 offering of the 2030 Notes to repurchase $370,242 principal amount of its outstanding 2025 Notes.  As a result, the Company recognized a loss on early extinguishment of the 2025 Notes of $18,874, including the write-off of a portion of unamortized debt issuance costs.  The Company repurchased $53,191 principal amount of its remaining outstanding 2025 Notes in 2024. The gain on early extinguishment was not material.

Prior to December 15, 2024, the convertible senior notes due 2025 were contingently convertible.  The convertible senior notes due 2025 became convertible on December 15, 2024 and will remain convertible until maturity.

Upon maturity or conversion of the convertible senior notes due 2025, Vishay will satisfy its obligations by paying $1 cash per $1 principal amount maturing or converted and settle any additional amounts due in common stock.

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

As the Company has the intent and ability to refinance its convertible senior notes due 2025 upon maturity using its revolving credit facility, the 2025 Notes remain classified as long-term liabilities.

Other Borrowings Information

The Credit Facility, of which $136,000 was drawn as of December 31, 2024, expires in 2028.  The convertible senior notes mature in 2025 and 2030, respectively.

At December 31, 2024 and 2023, the Company had committed and uncommitted credit lines with various foreign banks aggregating approximately $32,000 and $34,000, respectively, with substantially no amounts borrowed.

Interest paid was $21,732, $17,242, and $13,739 for the years ended December 31, 2024, 2023, and 2022, respectively.  Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $4,957, $3,735, and $3,272 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock.  Stock dividends or distributions on any class of stock are payable only in shares of stock of that class.  Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.  Cash dividends were paid quarterly in 2024 and 2023.

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

At December 31, 2024, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding, assuming performance-based awards at maximum	3,003,000
Phantom stock units outstanding	128,000
2023 Long-Term Incentive Plan - available to grant	3,530,000
Convertible senior notes, due 2025	1,350,394
Convertible senior notes, due 2030	24,870,675
Conversion of Class B common stock	12,097,148
Total	44,979,217

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

The following table summarizes activity pursuant to this policy:

	Years ended December 31,
	2024	2023
Dividends paid to stockholders	$54,672	$55,626
Stock repurchases	50,406	78,684
Total	$105,078	$134,310
The repurchased shares are being held as treasury stock.  The number of shares of common stock being held as treasury stock was 9,933,595 and 7,535,881 as of December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8 – Details of Expenses

The caption “Other” on the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2024	2023	2022

Foreign exchange gain	$774	$677	$5,690
Interest income	25,479	31,353	7,560
Other components of periodic pension expense	(7,899)	(8,730)	(11,090)
Investment income (expense)	(519)	1,347	(6,812)
Other	1,629	616	(200)
	$19,464	$25,263	$(4,852)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2024	2023

Sales returns and allowances	$43,445	$47,760
Goods received, not yet invoiced	40,577	44,657
Accrued VAT taxes payable	43,861	56,218
Other	136,588	90,715
	$264,471	$239,350

Sales returns and allowances accrual activity is shown below:

	Years Ended December 31,
	2024	2023	2022

Beginning balance	$47,760	$46,979	$39,759
Sales returns and allowances	88,775	101,696	102,640
Credits issued	(92,438)	(101,324)	(94,682)
Foreign currency	(652)	409	(738)
Ending balance	$43,445	$47,760	$46,979

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total

Balance at January 1, 2022	$(58,908)	$38,656	$(20,252)
Other comprehensive income before reclassifications	60,949	(41,885)	$19,064
Tax effect	(15,783)	-	$(15,783)
Other comprehensive income before reclassifications, net of tax	45,166	(41,885)	$3,281
Amounts reclassified out of AOCI	8,260	-	$8,260
Tax effect	(2,116)	-	$(2,116)
Amounts reclassified out of AOCI, net of tax	6,144	-	$6,144
Net comprehensive income (loss)	$51,310	$(41,885)	$9,425
Balance at December 31, 2022	$(7,598)	$(3,229)	$(10,827)
Other comprehensive income before reclassifications	(10,338)	28,165	$17,827
Tax effect	2,462	-	$2,462
Other comprehensive income before reclassifications, net of tax	(7,876)	28,165	$20,289
Amounts reclassified out of AOCI	1,181	-	$1,181
Tax effect	(306)	-	$(306)
Amounts reclassified out of AOCI, net of tax	875	-	$875
Net comprehensive income (loss)	$(7,001)	$28,165	$21,164
Balance at December 31, 2023	$(14,599)	$24,936	$10,337
Other comprehensive income before reclassifications	4,062	(49,272)	$(45,210)
Tax effect	(1,794)	-	$(1,794)
Other comprehensive income before reclassifications, net of tax	2,268	(49,272)	$(47,004)
Amounts reclassified out of AOCI	1,568	-	$1,568
Tax effect	(193)	-	$(193)
Amounts reclassified out of AOCI, net of tax	1,375	-	$1,375
Net comprehensive income (loss)	$3,643	$(49,272)	$(45,629)
Balance at December 31, 2024	$(10,956)	$(24,336)	$(35,292)

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

The following table summarizes amounts recorded on the accompanying consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2024	2023

Included in "Other assets":
Non-U.S. pension plans	$1,216	$3,929
Total included in other assets	$1,216	$3,929
Included in "Payroll and related expenses":
U.S. pension plans	$(880)	$(1,474)
Non-U.S. pension plans	(6,720)	(7,149)
U.S. other postretirement plans	(520)	(510)
Non-U.S. other postretirement plans	(799)	(390)
Total included in payroll and related expenses	$(8,919)	$(9,523)
Accrued pension and other postretirement costs:
U.S. pension plans	$(27,758)	$(29,217)
Non-U.S. pension plans	(125,719)	(144,276)
U.S. other postretirement plans	(3,418)	(3,750)
Non-U.S. other postretirement plans	(6,287)	(7,173)
Other retirement obligations	(10,518)	(11,087)
Total accrued pension and other postretirement costs	$(173,700)	$(195,503)
Accumulated other comprehensive loss:
U.S. pension plans	$11	$(522)
Non-U.S. pension plans	18,861	24,891
U.S. other postretirement plans	(1,329)	(1,527)
Non-U.S. other postretirement plans	1,158	1,488
Total accumulated other comprehensive loss*	$18,701	$24,330
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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the non-qualified pension plan were $19,842 and $21,095 at December 31, 2024 and 2023, respectively.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its former Executive Chairman and then-Chief Executive Officer.  Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to this non-qualified pension plan were $1,065 and $445 at December 31, 2024 and 2023, respectively.

Non-U.S. Pension Plans

The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices.  Pension benefits earned are generally based on years of service and compensation during active employment.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2024		December 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$30,691	$210,783	$37,221	$203,541
Service cost	-	3,121	-	3,063
Interest cost	1,525	6,698	1,997	7,346
Plan amendments	-	44	-	(15)
Actuarial (gains) losses	(425)	1,719	(272)	8,835
Benefits paid	(3,153)	(14,508)	(8,255)	(17,160)
Curtailments and settlements	-	(98)	-	(27)
Currency translation	-	(12,068)	-	5,200
Benefit obligation at end of year	$28,638	$195,691	$30,691	$210,783

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$63,287	$-	$65,620
Actual return on plan assets	-	5,504	-	1,976
Company contributions	3,153	13,311	8,255	12,161
Benefits paid	(3,153)	(14,509)	(8,255)	(17,160)
Currency translation	-	(3,125)	-	690
Fair value of plan assets at end of year	$-	$64,468	$-	$63,287

Funded status at end of year	$(28,638)	$(131,223)	$(30,691)	$(147,496)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2024		December 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$-	$1,216	$-	$3,929
Accrued benefit liability - current	(880)	(6,720)	(1,474)	(7,149)
Accrued benefit liability - non-current	(27,758)	(125,719)	(29,217)	(144,276)
Accumulated other comprehensive loss	11	18,861	(522)	24,891
	$(28,627)	$(112,362)	$(31,213)	$(122,605)

Actuarial items consist of the following:

	December 31, 2024		December 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial (gain) loss	$11	$18,161	$(588)	$24,094
Unamortized prior service cost	-	700	66	797
	$11	$18,861	$(522)	$24,891

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2024		December 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$28,638	$180,542	$30,691	$194,361

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$28,638	$129,686	$30,691	$146,898
Accumulated benefit obligation	28,638	128,182	30,691	144,213
Fair value of plan assets	-	-	-	3,032

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2024		2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$-	$3,121	$-	$3,063	$-	$4,199
Interest cost	1,525	6,698	1,997	7,346	1,122	3,200
Expected return on plan assets	-	(2,347)	-	(2,270)	-	(1,725)
Amortization of actuarial (gains) losses	(1,026)	1,799	175	345	1,523	4,760
Amortization of prior service cost	66	597	144	195	144	216
Curtailment and settlement losses	-	290	-	546	-	1,190
Net periodic pension cost	$565	$10,158	$2,316	$9,225	$2,789	$11,840

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2024, 2023, and 2022.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2025 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.50%	3.43%	5.25%	3.36%
Rate of compensation increase	0.00%	3.37%	0.00%	3.12%

The following weighted average assumptions were used to determine the net periodic pension costs:

	Years ended December 31,
	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.25%	3.36%	5.50%	3.57%
Rate of compensation increase	0.00%	3.12%	0.00%	2.60%
Expected return on plan assets	0.00%	3.41%	0.00%	4.11%

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

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2025	$3,377	$15,486
2026	1,985	16,191
2027	1,973	13,770
2028	8,343	14,012
2029	3,099	14,799
2030-2035	8,990	68,871

The Company’s anticipated 2025 contributions for defined benefit pension plans will approximate the expected benefit payments disclosed above.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2024		December 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$4,260	$7,563	$4,328	$6,715
Service cost	21	241	21	221
Interest cost	210	245	225	251
Actuarial (gains) losses	(43)	(169)	183	801
Benefits paid	(510)	(344)	(497)	(681)
Currency translation	-	(450)	-	256
Benefit obligation at end of year	$3,938	$7,086	$4,260	$7,563

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(3,938)	$(7,086)	$(4,260)	$(7,563)

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2024		December 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(520)	$(799)	$(510)	$(390)
Accrued benefit liability - non-current	(3,418)	(6,287)	(3,750)	(7,173)
Accumulated other comprehensive (income) loss	(1,329)	1,158	(1,527)	1,488
	$(5,267)	$(5,928)	$(5,787)	$(6,075)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
Actuarial items consist of the following:

	December 31, 2024		December 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$(1,329)	$1,158	$(1,527)	$1,488
	$(1,329)	$1,158	$(1,527)	$1,488

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2024		2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$21	$241	$21	$221	$39	$237
Interest cost	210	245	225	251	178	55
Amortization of actuarial (gains) losses	(240)	82	(321)	8	342	85
Curtailment and settlement losses	-	-	-	89	-	-
Net periodic benefit cost (benefit)	$(9)	$568	$(75)	$569	$559	$377

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2025 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.50%	3.25%	5.25%	3.40%
Rate of compensation increase	0.00%	3.50%	0.00%	4.00%

The following weighted average assumptions were used to determine the net periodic benefit costs:

	Years ended December 31,
	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.25%	3.40%	5.50%	3.86%
Rate of compensation increase	0.00%	4.00%	0.00%	4.19%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2025	$520	$799
2026	491	188
2027	449	1,409
2028	434	623
2029	401	474
2030-2035	1,461	4,802

As the plans are unfunded, the Company’s anticipated contributions for 2025 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2024 and 2023, the accompanying consolidated balance sheets include $10,518 and $11,087, respectively, within accrued pension and other postretirement costs related to these plans.

The Company’s U.S. employees are eligible to participate in a 401(k) savings plan, which provides for Company matching contributions.  The Company’s matching expense for the plans was $7,915, $7,641, and $7,083 for the years ended December 31, 2024, 2023, and 2022, respectively.  No material amounts are included in the accompanying consolidated balance sheets at December 31, 2024 and 2023 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan.  During the years ended December 31, 2024, 2023, and 2022, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods.  The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the deferred compensation plan at December 31, 2024 and 2023 were approximately $32,601 and $28,838, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Stock-Based Compensation

2023 Long-Term Incentive Plan

The Company implemented the Vishay Intertechnology, Inc. 2023 Long-Term Incentive Plan (the "2023 Plan") after receiving stockholder approval at its 2023 Annual Meeting of Stockholders on May 23, 2023.  The 2023 Plan allows the Company to grant up to 6,000,000 shares (subject to certain adjustments described in the 2023 Plan) of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, phantom stock units, and other cash-based awards to employees, directors, consultants, and other service providers of the Company and its affiliates.  Such instruments are available for grant until March 24, 2033.  At December 31, 2024, the Company has reserved 3,530,000 shares of common stock for future grants of equity awards pursuant to the 2023 Plan.

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

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2024	2023	2022

Restricted stock units	$20,803	$16,425	$6,323
Phantom stock units	118	107	222
Total	$20,921	$16,532	$6,545

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2024 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$25,410	2.2
Phantom stock units	-	-
Total	$25,410

The Company currently expects all of the unrecognized compensation cost presented in the table above to be recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Stock-Based Compensation (continued)

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2024		2023		2022
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	1,717	$23.03	894	$19.73	877	$20.08
Granted*	1,665	20.39	1,180	24.34	336	19.13
Vested**	(613)	22.95	(342)	18.86	(306)	20.04
Cancelled or forfeited	(141)	23.14	(15)	24.83	(13)	20.50
End of year	2,628	$21.37	1,717	$23.03	894	$19.73

Expected to vest	1,876		1,702		894

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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2025***	168	-	168
January 1, 2026	-	167	167
January 1, 2027	-	585	585
March 1, 2029	175	-	175

*** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2025 were achieved.

RSUs, including those with performance-based and market-based vesting criteria, generally vest over three years, provided that vesting may accelerate in certain cases, such as in connection with a qualifying retirement or certain involuntary terminations of employment, with certain variation of criteria for executive officers and non-executive employees.

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

The following table summarizes the Company’s phantom stock units activity (number of phantom stock units in thousands):

	Years ended December 31,
	2024		2023		2022
	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit

Outstanding:
Beginning of year	120		226		212
Granted	5	$23.51	5	$21.48	10	$22.20
Dividend equivalents issued	3		2		4
Redeemed for common stock*	-		(113)		-
End of year	128		120		226
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

As of December 31, 2024, the Company has accrued environmental liabilities of $14,325, of which $4,897 is included in other accrued liabilities on the accompanying consolidated balance sheet, and $9,428 is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

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

Long-Term Purchase Agreements

The Company maintains long-term purchase agreements with subcontractors, suppliers, and other business partners to ensure access to external capacity and supply.  The Company has minimum purchase commitments pursuant to certain of its long-term arrangements with its subcontractors and other suppliers and business partners of $74,551, $8,295, $2,945 and for the years 2025 through 2027, respectively.  The Company has the option to purchase amounts in addition to the minimum commitment and, accordingly, actual purchases may be different than the amounts disclosed above.  The Company exceeded its minimum purchase commitments in 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

No customer represented greater than 10% of consolidated net revenue in 2024, 2023, or 2022.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries.  No customer comprised greater than 10% of the Company's accounts receivable balance as of December 31, 2024.  As of December 31, 2023, one customer comprised 12.4% of the Company's accounts receivable balance.  The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly.  The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2024, the following financial institutions held over 10% of the Company’s combined cash and cash equivalents and short-term investments balance:

JPMorgan*	23.3%
MUFG Bank Ltd.*	21.2%
Bank Leumi*	11.2%
HSBC*	11.0%
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

The Company uses third-party foundries and subcontractors for certain of its manufacturing activities, primarily wafer fabrication, the assembly and testing of finished goods, and the manufacturing of certain commodity products.  Establishing third-party contract manufacturer relationships can be time consuming and costly, and the number of qualified providers is limited.  The Company's agreements with these manufacturers typically require it to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require the recognition of losses on these adverse purchase commitments.  The Company's agreements may limit its ability to increase production, particularly during periods of growing demand for our products.

Geographic Concentration

The Company has operations outside the United States, and approximately 74% of revenues earned during 2024 were derived from sales to customers outside the United States.  Additionally, as of December 31, 2024, $589,445 of the Company’s cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Some of the Company’s products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability.  This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest.  These conditions could have an adverse impact on the Company’s ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company’s overall financial condition, operating results, and ability to access its liquidity when needed.

As of December 31, 2024, the Company’s cash and cash equivalents and short-term investments were concentrated in the following countries:

The Republic of China (Taiwan)	20.7%
Singapore	18.6%
People's Republic of China	17.1%
Israel	13.8%
United States	10.0%
Germany	8.4%
Other Asia	6.5%
Other Europe	3.3%
Other	1.6%

Certain of the Company's non-U.S. subsidiaries have cash and cash equivalents and short-term investments deposited in U.S. financial institutions.  Of the 10.0% of cash and cash equivalents and short-term investments held in U.S. financial institutions, $48,450 was held by non-U.S. subsidiaries.

Vishay has been in operation in Israel for 54 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

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

The Company’s chief operating decision maker is its President and Chief Executive Officer.  The chief operating decision maker uses both gross profit and operating income, exclusive of certain items ("segment operating income") to make decisions, allocate resources, and assess performance, and the Company thus considers segment gross profit and operating income to be its measures of segment profit or loss.  Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income.  The Company's calculation of segment operating income excludes selling, general, and administrative costs of its global operations, sales and marketing, information systems, finance, and administration groups, as well as restructuring and severance costs, goodwill impairment charges, the direct impact of the COVID-19 pandemic, and other items affecting comparability.  Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.  These items represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business.

Cost of products sold (excluding depreciation) is defined as the aggregate costs incurred in the production of goods for sale, excluding depreciation expense.

Depreciation expense is defined as the aggregate expense recognized for the allocation of costs of tangible assets used in the production of goods to the periods that benefit from the use of the assets.  It excludes depreciation expense attributed to selling, general, and administrative activities.

Segment gross profit is calculated as net revenues determined based on the U.S. GAAP definition, minus costs of goods sold and depreciation expense, as defined above.

Segment operating expenses is defined as the dedicated, direct selling, general, and administrative expenses, including research and development expenses attributed to the segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)
The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2024:
Net revenues	$601,979	$581,975	$212,368	$725,614	$356,355	$459,296	$-	$2,937,587

Cost of products sold (excluding depreciation)	$465,536	$414,893	$158,742	$524,808	$231,456	$330,460	$-	$2,125,895
Depreciation expense in cost of products sold	49,342	45,920	15,374	41,848	17,819	15,097	-	185,400
Total cost of products sold	514,878	460,813	174,116	566,656	249,275	345,557	-	2,311,295
Gross profit	87,101	121,162	38,252	158,958	107,080	113,739	-	626,292

Segment operating expenses	$80,243	$25,281	$21,393	$33,217	$14,818	$23,469	$-	$198,421
Segment operating income	$6,858	$95,881	$16,859	$125,741	$92,262	$90,270	$-	$427,871

Total depreciation expense	$51,301	$47,099	$15,784	$42,568	$17,940	$15,293	$8,976	$198,961
Capital expenditures	224,998	29,534	10,451	30,301	6,339	13,609	4,847	320,079

Total assets as of December 31, 2024:	$1,033,555	$724,603	$346,866	$958,985	$342,286	$430,871	$273,530	$4,110,696

Year ended December 31, 2023:
Net revenues	$778,754	$690,540	$243,146	$843,472	$347,392	$498,741	$-	$3,402,045

Cost of products sold (excluding depreciation)	$485,086	$471,088	$164,791	$566,640	$220,090	$358,120	$-	$2,265,815
Depreciation expense in cost of products sold	34,282	43,831	16,129	38,404	14,888	14,203	-	161,737
Total cost of products sold	519,368	514,919	180,920	605,044	234,978	372,323	-	2,427,552
Gross profit	259,386	175,621	62,226	238,428	112,414	126,418	-	974,493

Segment operating expenses	$63,593	$22,159	$19,263	$29,003	$12,730	$21,433	$-	$168,181
Segment operating income	$195,793	$153,462	$42,963	$209,425	$99,684	$104,985	$-	$806,312

Total depreciation expense	$35,965	$44,904	$16,496	$39,781	$14,963	$14,269	$8,079	$174,457
Capital expenditures	132,543	62,185	23,228	67,085	10,767	21,914	11,688	329,410

Total assets as of December 31, 2023:	$702,299	$852,703	$352,984	$946,585	$365,111	$459,653	$560,588	$4,239,923

Year ended December 31, 2022:
Net revenues	$762,260	$765,220	$296,384	$832,806	$331,086	$509,645	$-	$3,497,401

Cost of products sold (excluding depreciation)	$458,283	$528,278	$179,848	$536,514	$211,969	$371,766	$6,661	$2,293,319
Depreciation expense in cost of products sold	29,479	38,837	13,749	34,220	14,768	14,040	-	145,093
Total cost of products sold	487,762	567,115	193,597	570,734	226,737	385,806	6,661	2,438,412
Gross profit	274,498	198,105	102,787	262,072	104,349	123,839	(6,661)	1,058,989

Segment operating expenses	$45,806	$21,683	$17,331	$26,813	$10,896	$19,029	$-	$141,558
Segment operating income	$228,692	$176,422	$85,456	$235,259	$93,453	$104,810	$(6,661)	$917,431

Total depreciation expense	$30,551	$40,014	$14,065	$34,903	$14,927	$14,286	$7,118	$155,864
Capital expenditures	90,297	69,126	27,776	76,702	35,102	15,214	11,091	325,308

Total assets as of December 31, 2022:	$672,048	$814,017	$385,388	$861,870	$322,893	$496,924	$312,513	$3,865,653
________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)

	Years ended December 31,
	2024	2023	2022
Reconciliation:
Segment Operating Income	$427,871	$806,312	$917,431
Restructuring and Severance Costs	(40,614)	-	-
Impairment of Goodwill	(66,487)	-	-
Impact of COVID-19 Pandemic on Selling, General, and Administrative Expenses	-	-	(546)
Unallocated Selling, General, and Administrative Expenses	(315,143)	(320,168)	(301,399)
Consolidated Operating Income (Loss)	$5,627	$486,144	$615,486
Unallocated Other Income (Expense)	(8,016)	(18,742)	(21,981)
Consolidated Income (Loss) Before Taxes	$(2,389)	$467,402	$593,505

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Years Ended December 31,
	2024	2023	2022

Distributors	$1,578,172	$1,798,291	$2,019,842
OEMs	1,156,852	1,378,065	1,229,114
EMS companies	202,563	225,689	248,445
	$2,937,587	$3,402,045	$3,497,401

Net revenues were attributable to customers in the following regions:

	Years Ended December 31,
	2024	2023	2022

Asia	$1,149,138	$1,255,563	$1,347,893
Europe	1,029,901	1,255,652	1,146,898
Americas	758,548	890,830	1,002,610
	$2,937,587	$3,402,045	$3,497,401

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, military and aerospace, medical, power supplies, telecommunications, consumer products, and computing end markets.  Sales by end market are presented below:

	Years Ended December 31,
	2024	2023	2022

Industrial	$992,192	$1,216,078	$1,377,043
Automotive	1,097,713	1,202,923	1,067,499
Military and Aerospace	325,318	271,871	215,078
Medical	147,845	152,611	133,808
Other*	374,519	558,562	703,973
	$2,937,587	$3,402,045	$3,497,401
*Power supplies, telecommunications, consumer products, and computing

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2024	2023	2022

United States	$761,218	$879,734	$974,503
Germany	871,479	1,076,812	1,005,796
Other Europe	148,055	151,160	142,454
Israel	22,517	29,560	25,844
Asia	1,134,318	1,264,779	1,348,804
	$2,937,587	$3,402,045	$3,497,401

The following table summarizes property and equipment based on physical location:

	December 31,
	2024	2023

United States	$149,487	$162,428
Germany	359,430	305,504
United Kingdom	214,838	755
Other Europe	137,109	147,891
Israel	109,277	98,800
People's Republic of China	236,068	250,209
Republic of China (Taiwan)	204,757	207,515
Other Asia	119,236	108,055
Other	15,536	13,489
	$1,545,738	$1,294,646

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

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2024	2023	2022

Numerator:
Net earnings (loss) attributable to Vishay stockholders	$(31,150)	$323,820	$428,810

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	136,838	139,318	143,176
Outstanding phantom stock units	126	129	223
Adjusted weighted average shares - basic	136,964	139,447	143,399

Effect of dilutive securities:
Restricted stock units	-	799	516
Dilutive potential common shares	-	799	516

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	136,964	140,246	143,915

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.23)	$2.32	$2.99

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.23)	$2.31	$2.98

Diluted earnings per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2024	2023	2022

Restricted stock units	2,423	82	251

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired, consist of the following:

	Years ended December 31,
	2024	2023	2022

Accounts receivable	$17,525	$(3,717)	$(26,696)
Inventories	(78,496)	(58,758)	(119,595)
Prepaid expenses and other current assets	45,611	(42,005)	(11,380)
Accounts payable	22,806	743	(61,665)
Other current liabilities	(75,562)	(58,120)	77,223
Net change in operating assets and liabilities	$(68,116)	$(161,857)	$(142,113)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 18 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2024
Assets:
Assets held in rabbi trusts	$53,508	$24,518	$28,990	$-
Available for sale securities	$4,043	4,043	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$4,174	4,174	-	-
Fixed income securities	$23,991	23,991	-	-
Cash	$36,303	36,303	-	-
	$122,019	$93,029	$28,990	$-

Liability:
Acquisitions contingent consideration	$3,801	-	-	3,801

December 31, 2023
Assets:
Assets held in rabbi trusts	$50,378	$24,343	$26,035	$-
Available for sale securities	$4,115	4,115	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$3,925	3,925	-	$-
Fixed income securities	$21,232	21,232	-	-
Cash	$38,130	38,130	-	-
	$117,780	$91,745	$26,035	$-

Liability:
MaxPower acquisition contingent consideration	$938	-	-	938

There have been no changes in the classification of any financial instruments within the fair value hierarchy in the periods presented.

During the third and fourth fiscal quarters of 2024, the Company performed goodwill impairment tests in which the fair value of the Company's reporting units was calculated.  See additional information on the impairment tests in Note 19.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 18 – Fair Value Measurements (continued)
The Company may be required to make certain contingent consideration payments to related to acquisitions.  The fair value of these contingent payments is determined by estimating the net present value of the expected cash flows based on the probability of expected payments.  The fair value measurement of the contingent consideration payments is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the deferred financing costs, at December 31, 2024 and 2023 is approximately $850,600 and $836,200, respectively, compared to its carrying value, excluding the deferred financing costs, of $927,911 and $845,102, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At December 31, 2024 and 2023, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At December 31, 2024 and 2023, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the accompanying consolidated balance sheets.

The Company’s financial instruments also include accounts receivable and accounts payable.  The carrying amounts for these financial instruments reported in the accompanying consolidated balance sheets approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 19 – Goodwill and Other Intangible Assets

When required to perform quantitative goodwill impairment assessments, the Company estimates the fair value of each of its business segments, which represent its reporting units for goodwill impairment testing purposes, using mostly Level 3 inputs.  Assessments are performed using a weighting of the income and market approaches to determine fair value.  The Company used a discounted cash flow (“DCF”) method, using unobservable inputs, as its income approach.  The Company used comparable company market multiples for its market approach.  The resulting estimates of fair value from the income approach and the market approach are then weighted equally in determining the overall estimated fair value of each reporting unit.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization (components of earnings before interest, taxes, depreciation, amortization, "EBITDA"); and capital expenditures.

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on results of the assessment.

During the third fiscal quarter of 2024, the Company identified the decrease in its share price in combination with the increase in the book value of its assets as a result of its acquisition and capital spending activities as potential indicators of impairment requiring an interim goodwill impairment test.  The interim goodwill impairment test was performed as of the end of the third fiscal quarter of 2024.  Based on the evaluation, the estimated fair value of each reporting unit was determined to exceed  its carrying value, although the MOSFETs reporting unit’s fair value exceeded its carrying value by less than 10%.  No goodwill impairment charges were recognized in the third fiscal quarter of 2024 as a result of the goodwill impairment test.

During the fourth fiscal quarter of 2024, the Company identified the further decrease in its share price in combination with the further increase in the book value of its assets as a result of its capital spending activities as the primary potential indicators of impairment requiring an interim goodwill impairment test of its MOSFETs reporting unit.  An interim goodwill impairment test was performed as of December 31, 2024.  As a result of the assessment, it was determined that the fair value of the MOSFETs reporting unit was less than its carrying value.  Accordingly, a goodwill impairment charge of $66,487 was recorded.  The goodwill impairment charge is noncash in nature and does not affect the Company’s liquidity, cash flows from operating activities, or debt covenants, and will not have a material impact on future operations.  Prior to completing the interim assessment of goodwill for impairment, the Company performed a recoverability test of certain depreciable and amortizable long-lived assets within the MOSFETs reporting unit.  There was no impairment identified for the depreciable and amortizable long-lived assets tested for recoverability.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2024 and 2023 were as follows:

	MOSFETs	Optoelectronic Components	Resistors	Inductors	Capacitors	Total

Balance at December 31, 2022	$36,885	$96,849	$41,883	$25,815	$-	$201,432
Centerline acquisition	-	-	2,213	-	-	2,213
Purchase price allocation adjustment	(2,639)	-	-	-	-	(2,639)
Exchange rate effects	-	-	410	-	-	410
Balance at December 31, 2023	$34,246	$96,849	$44,506	$25,815	$-	$201,416
Newport acquisition	32,241	-	-	-	-	32,241
Ametherm acquisition	-	-	11,685	-	-	11,685
Birkelbach acquisition	-	-	-	-	777	777
Impairment of goodwill	(66,487)	-	-	-	-	(66,487)
Exchange rate effects	-	-	(627)	-	-	(627)
Balance at December 31, 2024	$-	$96,849	$55,564	$25,815	$777	$179,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 19 – Goodwill and Other Intangible Assets (continued)

Other intangible assets are as follows:

	December 31, 2024	December 31, 2023

Intangible assets subject to amortization:
Patents and acquired technology	$23,160	$26,053
Capitalized software	62,158	62,360
Customer relationships	103,813	83,895
Tradenames	23,216	22,300
Other	-	400
	212,347	195,008
Accumulated amortization:
Patents and acquired technology	(7,316)	(14,931)
Capitalized software	(55,476)	(54,203)
Customer relationships	(45,053)	(38,664)
Tradenames	(17,279)	(14,610)
Other	-	(267)
	(125,124)	(122,675)
Net intangible assets subject to amortization	$87,223	$72,333

Amortization expense (excluding capitalized software) was $11,684, $9,916, and $8,127, for the years ended December 31, 2024, 2023, and 2022, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2024 for each of the next five years is as follows:

2025	$13,074
2026	12,267
2027	9,319
2028	8,346
2029	8,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 20 – Related Party Transactions

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