Form 10-Q
period 2025-03-29
VISHAY INTERTECHNOLOGY INC
filed 2025-05-07
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 29, 2025

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
☐ Yes  ☒ No

As of May 5, 2025 the registrant had 123,457,082 shares of its common stock (excluding treasury shares) and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
March 29, 2025

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	March 29, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$609,402	$590,286
Short-term investments	10,197	16,130
Accounts receivable, net	427,634	401,901
Inventories:
Finished goods	177,202	175,176
Work in process	314,752	296,393
Raw materials	220,484	217,812
Total inventories	712,438	689,381

Prepaid expenses and other current assets	215,891	217,809
Total current assets	1,975,562	1,915,507

Property and equipment, at cost:
Land	84,827	84,124
Buildings and improvements	784,132	766,058
Machinery and equipment	3,336,823	3,259,213
Construction in progress	377,095	367,564
Allowance for depreciation	(3,008,308)	(2,931,221)
Property and equipment, net	1,574,569	1,545,738

Right of use assets	117,445	117,953

Deferred income taxes	162,126	159,769

Goodwill	179,388	179,005

Other intangible assets, net	85,962	87,223

Other assets	105,190	105,501
Total assets	$4,200,242	$4,110,696

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	March 29, 2025	December 31, 2024
Liabilities and equity
Current liabilities:
Trade accounts payable	$211,378	$216,313
Payroll and related expenses	153,201	137,101
Lease liabilities	26,179	25,901
Other accrued expenses	262,649	264,471
Income taxes	51,994	64,562
Total current liabilities	705,401	708,348

Long-term debt less current portion	988,235	905,019
Deferred income taxes	99,777	96,363
Long-term lease liabilities	93,150	94,218
Other liabilities	103,968	104,086
Accrued pension and other postretirement costs	177,579	173,700
Total liabilities	2,168,110	2,081,734

Equity:
Common stock	13,411	13,361
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,308,366	1,306,245
Retained earnings	937,833	955,500
Treasury stock (at cost)	(224,600)	(212,062)
Accumulated other comprehensive income (loss)	(4,088)	(35,292)
Total equity	2,032,132	2,028,962
Total liabilities and equity	$4,200,242	$4,110,696

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	March 29, 2025	March 30, 2024

Net revenues	$715,236	$746,279
Costs of products sold	579,682	575,872
Gross profit	135,554	170,407

Selling, general, and administrative expenses	134,739	127,736
Operating income	815	42,671

Other income (expense):
Interest expense	(8,790)	(6,496)
Other	3,747	8,087
Total other income (expense)	(5,043)	1,591

Income (loss) before taxes	(4,228)	44,262

Income tax expense (benefit)	(136)	12,819

Net earnings (loss)	(4,092)	31,443

Less: net earnings attributable to noncontrolling interests	-	519

Net earnings (loss) attributable to Vishay stockholders	$(4,092)	$30,924

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.03)	$0.22

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.03)	$0.22

Weighted average shares outstanding - basic	135,799	137,726

Weighted average shares outstanding - diluted	135,799	138,476

Cash dividends per share	$0.10	$0.10

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	March 29, 2025	March 30, 2024

Net earnings (loss)	$(4,092)	$31,443

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	302	(2,196)

Foreign currency translation adjustment	30,902	(17,826)

Other comprehensive income (loss)	31,204	(20,022)

Comprehensive income	27,112	11,421

Less: comprehensive income attributable to noncontrolling interests	-	519

Comprehensive income attributable to Vishay stockholders	$27,112	$10,902

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 29, 2025	March 30, 2024

Operating activities
Net earnings (loss)	$(4,092)	$31,443
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	53,773	49,527
(Gain) loss on disposal of property and equipment	189	(625)
Inventory write-offs for obsolescence	9,030	8,179
Deferred income taxes	1,573	4,376
Stock compensation expense	6,051	5,344
Other	(1,380)	426
Net change in operating assets and liabilities, net of effects of business acquired	(49,046)	(18,459)
Net cash provided by operating activities	16,098	80,211

Investing activities
Capital expenditures	(61,569)	(53,084)
Proceeds from sale of property and equipment	279	751
Purchase of businesses, net of cash acquired	-	(168,616)
Purchase of short-term investments	(21,899)	(19,232)
Maturity of short-term investments	27,832	17,611
Other investing activities	(661)	(1,219)
Net cash used in investing activities	(56,018)	(223,789)

Financing activities
Net proceeds from revolving credit facility	82,000	-
Dividends paid to common stockholders	(12,352)	(12,542)
Dividends paid to Class B common stockholders	(1,210)	(1,210)
Repurchase of common stock held in treasury	(12,538)	(12,538)
Cash withholding taxes paid when shares withheld for vested equity awards	(3,893)	(4,053)
Net cash provided by (used in) financing activities	52,007	(30,343)
Effect of exchange rate changes on cash and cash equivalents	7,029	(2,257)

Net increase (decrease) in cash and cash equivalents	19,116	(176,178)

Cash and cash equivalents at beginning of period	590,286	972,719
Cash and cash equivalents at end of period	$609,402	$796,541

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$13,319	$1,210	$1,291,499	$1,041,372	$(161,656)	$10,337	$2,196,081	$4,725	$2,200,806
Net earnings	-	-	-	30,924	-	-	30,924	519	31,443
Other comprehensive income (loss)	-	-	-	-	-	(20,022)	(20,022)	-	(20,022)
Issuance of stock and related tax withholdings for vested restricted stock units and phantom stock units (371,055 shares)	38	-	(4,091)	-	-	-	(4,053)	-	(4,053)
Dividends declared ($0.10 per share)	-	-	13	(13,765)	-	-	(13,752)	-	(13,752)
Stock compensation expense	-	-	5,344	-	-	-	5,344	-	5,344
Repurchase of common stock held in treasury (565,420 shares)	-	-	-	-	(12,538)	-	(12,538)	-	(12,538)
Balance at March 30, 2024	$13,357	$1,210	$1,292,765	$1,058,531	$(174,194)	$(9,685)	$2,181,984	$5,244	$2,187,228

Balance at December 31, 2024	$13,361	$1,210	$1,306,245	$955,500	$(212,062)	$(35,292)	$2,028,962	$-	$2,028,962
Net earnings (loss)	-	-	-	(4,092)	-	-	(4,092)	-	(4,092)
Other comprehensive income	-	-	-	-	-	31,204	31,204	-	31,204
Issuance of stock and related tax withholdings for vested restricted stock units (506,430 shares)	50	-	(3,943)	-	-	-	(3,893)	-	(3,893)
Dividends declared ($0.10 per share)	-	-	13	(13,575)	-	-	(13,562)	-	(13,562)
Stock compensation expense	-	-	6,051	-	-	-	6,051	-	6,051
Repurchase of common stock held in treasury (728,560 shares)	-	-	-	-	(12,538)	-	(12,538)	-	(12,538)
Balance at March 29, 2025	$13,411	$1,210	$1,308,366	$937,833	$(224,600)	$(4,088)	$2,032,132	$-	$2,032,132

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The results of operations for the three fiscal months ended March 29, 2025 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2025 end on March 29, 2025, June 28, 2025, September 27, 2025, and December 31, 2025, respectively.  The four fiscal quarters in 2024 ended on March 30, 2024, June 29, 2024, September 28, 2024, and December 31, 2024, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Note 2 – Restructuring and Related Activities

In September 2024, the Company announced the implementation of restructuring actions designed to optimize the Company’s manufacturing footprint and streamline business decision making.

The following table summarizes activity to date related to this program:
Expense recorded in 2024	$40,614
Utilized	(8,734)
Foreign currency translation	(1,292)
Balance at December 31, 2024	$30,588
Utilized	(1,596)
Foreign currency translation	476
Balance at March 29, 2025	$29,468

Severance payment terms vary by country, but are generally paid in a lump sum at cessation of employment.  Some payments are made over an extended period.  The current portion of the liability is $14,806 and is included in other accrued expenses in the accompanying consolidated condensed balance sheet. The non-current portion of the liability is $14,662 and is included in other liabilities in the accompanying consolidated condensed balance sheet.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	March 29, 2025	December 31, 2024
Right of use assets
Operating Leases
Buildings and improvements	$112,273	$112,528
Machinery and equipment	5,172	5,425
Total	$117,445	$117,953
Current lease liabilities
Operating Leases
Buildings and improvements	$23,327	$22,993
Machinery and equipment	2,852	2,908
Total	$26,179	$25,901
Long-term lease liabilities
Operating Leases
Buildings and improvements	$90,928	$91,772
Machinery and equipment	2,222	2,446
Total	$93,150	$94,218
Total lease liabilities	$119,329	$120,119

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended
	March 29, 2025	March 30, 2024
Lease expense
Operating lease expense	$6,956	$7,293
Short-term lease expense	407	256
Variable lease expense	160	214
Total lease expense	$7,523	$7,763

The Company paid $7,242 and $7,540 for its operating leases in the three fiscal months ended March 29, 2025 and March 30, 2024, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows. The weighted-average remaining lease term for the Company's operating leases is 8.6 years and the weighted-average discount rate is 6.6% as of March 29, 2025.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

March 29, 2025
2025 (excluding the three fiscal months ended March 29, 2025)	$20,416
2026	23,901
2027	20,762
2028	16,214
2029	14,124
Thereafter	62,536

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended March 29, 2025 and March 30, 2024 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax (“Pillar Two”). Various jurisdictions around the world have passed legislation to enact Pillar Two and certain Pillar Two rules are in effect for 2025. The United States has not adopted Pillar Two.  The Company does not anticipate a material increase in income tax expense for 2025 due to Pillar Two and the Company is continuing to monitor Pillar Two developments and the potential future impact on its operations and income tax expense.

During the three fiscal months ended March 29, 2025, the liabilities for unrecognized tax benefits decreased $963 on a net basis, primarily due to the settlement of tax audits, partially offset by accruals for the current period.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	March 29, 2025	December 31, 2024

Credit facility	$218,000	$136,000
Convertible senior notes, due 2025	41,911	41,911
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(21,676)	(22,892)
	988,235	905,019
Less current portion	-	-
	$988,235	$905,019

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes as of March 29, 2025:

	2025 Notes		2030 Notes
Issuance date	June 12, 2018		September 12, 2023
Maturity date	June 15, 2025	*	September 15, 2030
Principal amount as of March 29, 2025	$41,911		$750,000
Cash coupon rate (per annum)	2.25%		2.25%
Conversion rate (per $1 principal amount)	32.2497		33.1609
Effective conversion price (per share)	$31.01		$30.16
130% of the current effective conversion price (per share)	n/a	**	$39.21
*As the Company has the intent and ability to refinance its convertible senior notes due 2025 (the "2025 Notes") upon maturity using its revolving credit facility, the 2025 Notes remain classified as long-term liabilities.
**The 2025 Notes became convertible on December 15, 2024 and will remain convertible until maturity.  Accordingly, 130% of the conversion price of the 2025 Notes is not applicable.

Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $1,223 and $1,213 for the fiscal quarters ended March 29, 2025 and March 30, 2024, respectively.

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

The following table summarizes activity pursuant to this policy:

	Fiscal quarters ended
	March 29, 2025	March 30, 2024
Dividends paid to stockholders	$13,562	$13,752
Stock repurchases	12,538	12,538
Total	$26,100	$26,290

The repurchased shares are being held as treasury stock.  The number of shares of common stock being held as treasury stock was 10,662,155 and 9,933,595 as of March 29, 2025 and December 31, 2024, respectively.

Note 7 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended
	March 29, 2025	March 30, 2024
Beginning balance	$43,445	$47,760
Sales allowances	20,186	25,276
Credits issued	(25,589)	(24,084)
Foreign currency	396	(204)
Ending balance	$38,438	$48,748

See disaggregated revenue information in Note 11.

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2025	$(10,956)	$(24,336)	$(35,292)
Other comprehensive income (loss) before reclassifications	-	30,902	$30,902
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	30,902	$30,902
Amounts reclassified out of AOCI	262	-	$262
Tax effect	40	-	$40
Amounts reclassified out of AOCI, net of tax	302	-	$302
Net other comprehensive income (loss)	$302	$30,902	$31,204
Balance at March 29, 2025	$(10,654)	$6,566	$(4,088)

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2025 and 2024 for the Company’s defined benefit pension plans:

	Fiscal quarter ended March 29, 2025		Fiscal quarter ended March 30, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$729	$-	$790
Interest cost	380	1,488	381	1,686
Expected return on plan assets	-	(540)	-	(596)
Amortization of prior service cost	1	34	16	57
Amortization of losses (gains)	-	242	(108)	457
Curtailment and settlement losses	-	23	-	105
Net periodic benefit cost	$381	$1,976	$289	$2,499

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2025 and 2024 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended March 29, 2025		Fiscal quarter ended March 30, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$5	$55	$5	$60
Interest cost	51	56	53	61
Amortization of losses (gains)	(52)	14	(60)	21
Net periodic benefit cost	$4	$125	$(2)	$142

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 10 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	March 29, 2025	March 30, 2024

Restricted stock units ("RSUs")	$5,968	$5,226
Phantom stock units	83	118
Total	$6,051	$5,344

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at March 29, 2025 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$34,156	2.3
Phantom stock units	-	n/a
Total	$34,156

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity as of March 29, 2025 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2025	2,628	$21.37
Granted	873	19.33
Vested*	(728)	21.76
Cancelled or forfeited	(116)	20.97
Outstanding at March 29, 2025	2,657	$20.61

Expected to vest at March 29, 2025	1,985
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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2026	-	137	137
January 1, 2027	-	549	549
January 1, 2028	433	-	433
March 1, 2029	175	-	175

Phantom Stock Units

The following table summarizes the Company's phantom stock units activity (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2025	128
Granted	5	$16.69
Dividend equivalents issued	1
Outstanding at March 29, 2025	134

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate/ Other	Total
Fiscal quarter ended March 29, 2025:
Net revenues	$142,113	$140,963	$51,168	$179,500	$84,121	$117,371	$-	$715,236

Cost of products sold (excluding depreciation)	$117,507	$101,829	$36,658	$128,472	$62,282	$85,954	$-	$532,702
Depreciation expense in costs of products sold	13,000	11,112	3,810	10,674	4,242	4,142	-	46,980
Total costs of products sold	$130,507	$112,941	$40,468	$139,146	$66,524	$90,096	$-	$579,682
Gross profit	$11,606	$28,022	$10,700	$40,354	$17,597	$27,275	$-	$135,554

Segment operating expenses	$20,345	$6,825	$5,281	$9,203	$3,695	$6,701	$-	$52,050
Segment operating income (loss)	$(8,739)	$21,197	$5,419	$31,151	$13,902	$20,574	$-	$83,504

Total depreciation expense	$13,572	$11,483	$3,917	$10,864	$4,283	$4,184	$2,215	$50,518
Capital expenditures	46,303	4,329	712	3,047	584	5,975	619	61,569

Total assets as of March 29, 2025:	$1,080,665	$735,150	$354,747	$976,991	$334,823	$467,561	$250,305	$4,200,242

Fiscal quarter ended March 30, 2024:
Net revenues	$153,173	$149,130	$49,199	$188,196	$88,651	$117,930	$-	$746,279

Cost of products sold (excluding depreciation)	$116,748	$105,645	$38,403	$131,633	$57,848	$81,997	$-	$532,274
Depreciation expense in cost of products sold	10,952	11,115	3,795	10,092	4,016	3,628	-	43,598
Total cost of products sold	$127,700	$116,760	$42,198	$141,725	$61,864	$85,625	$-	$575,872
Gross profit	$25,473	$32,370	$7,001	$46,471	$26,787	$32,305	$-	$170,407

Segment operating expenses	$17,426	$6,359	$5,508	$8,298	$3,606	$5,776	$-	$46,973
Segment operating income	$8,047	$26,011	$1,493	$38,173	$23,181	$26,529	$-	$123,434

Total depreciation expense	$11,329	$11,486	$3,888	$10,270	$4,044	$3,682	$2,224	$46,923
Capital expenditures	28,562	8,055	1,291	11,302	1,133	2,067	674	53,084

Total assets as of March 30, 2024:	$1,053,432	$768,304	$360,604	$1,038,302	$352,751	$461,157	$229,514	$4,264,064

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
	Fiscal quarters ended
	March 29, 2025	March 30, 2024
Reconciliation:
Segment Operating Income	$83,504	$123,434
Unallocated Selling, General, and Administrative Expenses	(82,689)	(80,763)
Consolidated Operating Income	$815	$42,671
Unallocated Other Income (Expense)	(5,043)	1,591
Consolidated Income Before Taxes	$(4,228)	$44,262

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors. The distribution of sales by customer type is shown below:

	Fiscal quarters ended
	March 29, 2025	March 30, 2024
Distributors	$388,493	$382,480
OEMs	278,346	313,827
EMS companies	48,397	49,972
Total Revenue	$715,236	$746,279

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended
	March 29, 2025	March 30, 2024
Asia	$284,579	$284,007
Europe	255,331	271,734
Americas	175,326	190,538
Total Revenue	$715,236	$746,279

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, computing, military and aerospace, consumer products, power supplies, medical, and telecommunications end markets.  Sales by end market are presented below:

	Fiscal quarters ended
	March 29, 2025	March 30, 2024
Industrial	$244,926	$248,128
Automotive	257,112	287,302
Military and Aerospace	76,317	83,356
Medical	36,532	34,389
Other*	100,349	93,104
Total Revenue	$715,236	$746,279

*Power supplies, telecommunications, consumer products, and computing.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended
	March 29, 2025	March 30, 2024

Numerator:
Net earnings (loss) attributable to Vishay stockholders	$(4,092)	$30,924

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	135,666	137,601
Outstanding phantom stock units	133	125
Adjusted weighted average shares - basic	135,799	137,726

Effect of dilutive securities:
Restricted stock units	-	750
Dilutive potential common shares	-	750

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	135,799	138,476

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.03)	$0.22

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.03)	$0.22

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	March 29, 2025	March 30, 2024
Restricted stock units	2,657	127

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 13 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
March 29, 2025
Assets:
Assets held in rabbi trusts	$51,381	$23,033	$28,348	$-
Available for sale securities	$3,897	3,897	-	-
	$55,278	$26,930	$28,348	$-

Liability:
Acquisitions contingent consideration	$3,696	$-	$-	$3,696

December 31, 2024
Assets:
Assets held in rabbi trusts	$53,508	$24,518	$28,990	$-
Available for sale securities	$4,043	4,043	-	-
	$57,551	$28,561	$28,990	$-

Liability:
Acquisitions contingent consideration	$3,801	$-	$-	$3,801

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

The Company may be required to make certain contingent consideration payments related to acquisitions.  The fair value of these contingent payments is determined by estimating the net present value of the expected cash flows based on the probability of expected payments.  The fair value measurement of the contingent consideration payments is considered a Level 3 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at March 29, 2025 and December 31, 2024 is approximately $939,000 and $850,600, respectively, compared to its carrying value, excluding the deferred financing costs, of $1,009,911 and $927,911, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
At March 29, 2025 and December 31, 2024, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At March 29, 2025 and December 31, 2024, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using Level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company’s financial instruments also include accounts receivable and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis ("MD&A") is intended to provide an understanding of Vishay's financial condition, results of operations and cash flows by focusing on changes in certain key measures from period to period. The MD&A should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in Item 1.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K, particularly in Item 1A. "Risk Factors," filed with the Securities and Exchange Commission on February 14, 2025.

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

Our goal is to enhance stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while maintaining a prudent capital structure.  We have developed go-to-market strategies and are investing in and expanding the key product lines for growth that we have identified.  In addition, we are strategically expanding our outsourced production of commodity products to subcontractors.  At the same time, we are enhancing our channel management while investing in internal resources by adding customer-facing engineers and filling gaps in technology and market coverage.  Taken together, each of these initiatives supports our Think Customer First organizational culture.

We are focused on realizing the full value of our broad product portfolio, becoming a customer-first company, and capitalizing on the mega trends of e-mobility, sustainability, and connectivity to drive top line growth, expand margins, and optimize stockholder returns.  We are using eight strategic levers to achieve these goals.  Despite the industry recovery being slower than expected, we remain committed to our long-term plan of increasing our capacity to assure our customers of reliable volume as they scale.  While we plan to advance our capacity expansion projects, we have and will continue to modulate spending in response to order flow and the timing of customer demand and qualification.  The decreased lead time for equipment and the increased subcontractor capacity are also variables that allow us to adjust our capacity spending.  For 2025, we plan to spend between $300 million to $350 million for capital expenditures, at least 70% of which will be invested in capacity expansion projects for high growth products lines, including our wafer fab expansions.

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

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics were mixed versus the prior fiscal quarter, but mostly lower than the prior year period.  Net revenues and margins decreased versus the prior year period primarily due to lower sales volume and decreased average selling prices, but orders increased.

Net revenues for the fiscal quarter ended March 29, 2025 were $715.2 million, compared to $714.7 million and $746.3 million for the fiscal quarters ended December 31, 2024 and March 30, 2024, respectively.  The net loss attributable to Vishay stockholders for the fiscal quarter ended March 29, 2025 was $(4.1) million, or $(0.03) per share, compared to a net loss of $(66.3) million, or $(0.49) per share for the fiscal quarter ended December 31, 2024, and net earnings of $30.9 million, or $0.22 per diluted share for the fiscal quarter ended March 30, 2024.

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

Net earnings (loss) attributable to Vishay stockholders include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024

GAAP net earnings (loss) attributable to Vishay stockholders	$(4,092)	$(66,308)	$30,924

Reconciling items affecting operating income:
Impairment of goodwill	$-	$66,487	$-

Adjusted net earnings (loss)	$(4,092)	$179	$30,924

Adjusted weighted average diluted shares outstanding	135,799	136,883	138,476

Adjusted earnings (loss) per diluted share	$(0.03)	$0.00	$0.22

The following table reconciles gross profit by segment to consolidated gross profit (in thousands):

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024

MOSFETs	$11,606	$22,881	$25,473
Diodes	28,022	28,548	32,370
Optoelectronic Components	10,700	5,498	7,001
Resistors	40,354	30,654	46,471
Inductors	17,597	24,643	26,787
Capacitors	27,275	29,908	32,305
Gross profit	$135,554	$142,132	$170,407

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
	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024
Net cash provided by continuing operating activities	$16,098	$67,656	$80,211
Proceeds from sale of property and equipment	279	1,618	751
Less: Capital expenditures	(61,569)	(144,904)	(53,084)
Free cash	$(45,192)	$(75,630)	$27,878

For the past several quarters, orders were negatively impacted by a distributor inventory correction and channel inventory that overhung the market, but there are indicators that the prolonged period of excess inventory digestion is ending. The long-term outlook for our business remains strong, although our results are weaker than our prior year results.

Recent Developments

The newly announced U.S. tariffs will impact our future results.  The tariff rates and application are currently unsettled and any potential demand distraction is not able to be estimated at this time.  Historically, we have charged tariff adders to customers to offset increased costs.  The gross profit impact of the tariffs and tariff adders is approximately zero, but they negatively impact gross profit margin.

The announcement of the U.S. tariffs has resulted in significant market volatility.  A decrease in our common stock price could impact our goodwill impairment assessment if a stock price recovery does not take place.

Stockholder Return Policy

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.

The following table summarizes activity pursuant to this policy (in thousands):

	Fiscal quarters ended
	March 29, 2025	March 30, 2024
Dividends paid to stockholders	$13,562	$13,752
Stock repurchases	12,538	12,538
Total	$26,100	$26,290

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

Our chief operating decision maker makes decisions, allocates resources, and evaluates business segment performance based on segment gross profit and segment operating income.  Only dedicated, direct selling, general, and administrative ("SG&A") expenses of the segments are included in the calculation of segment operating income.  We do not allocate certain SG&A expenses that are managed at the regional or corporate global level to our segments.  Accordingly, segment operating income excludes these SG&A expenses that are not directly traceable to the segments.  Segment operating income would also exclude costs not routinely used in the management of the segments in periods when those items are present, such as restructuring and severance costs, goodwill impairment charges, and other items affecting comparability.  Segment operating income is clearly a function of net revenues, but also reflects our cost management programs and our ability to contain fixed costs.  Segment operating margin is segment operating income expressed as a percentage of net revenues.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2024 through the first fiscal quarter of 2025 (dollars in thousands):

	1st Quarter 2024	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024	1st Quarter 2025

Net revenues	$746,279	$741,239	$735,353	$714,716	$715,236

Gross profit margin	22.8%	22.0%	20.5%	19.9%	19.0%

Operating margin(1)	5.7%	5.1%	(2.5)%	(7.9)%	0.1%

End-of-period backlog	$1,253,400	$1,145,400	$1,075,800	$1,051,500	$1,124,300

Book-to-bill ratio	0.82	0.86	0.88	1.01	1.08

Inventory turnover	3.5	3.4	3.4	3.3	3.3

Change in ASP vs. prior quarter	(2.5)%	(0.7)%	(1.0)%	(0.6)%	(1.3)%
_________________________________________

(1) Operating margin for the third fiscal quarter of 2024 includes $40.6 million of restructuring and severance expenses (see Note 2 to our consolidated condensed financial statements).  Operating margin for the fourth fiscal quarter of 2024 includes $66.5 million of goodwill impairment charges.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased slightly versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to higher sales volume, partially offset by lower average selling prices.  The decrease versus the prior year quarter is primarily due to lower average selling prices and lower sales volume.  The book-to-bill ratio and backlog increased versus the prior fiscal quarter. We continue to increase capacity for critical product lines.  Average selling prices decreased versus the prior fiscal quarter and prior year quarter.

Gross profit margin decreased versus the prior fiscal quarter and the prior year quarter primarily due to lower average selling prices and higher fixed costs.  Costs associated with the Newport wafer fab also contributed to the decrease versus the prior year quarter.

The book-to-bill ratio in the first fiscal quarter of 2025 increased to 1.08 versus 1.01 in the fourth fiscal quarter of 2024.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2024 through the first fiscal quarter of 2025 (dollars in thousands):

	1st Quarter 2024	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024	1st Quarter 2025
MOSFETs
Net revenues	$153,173	$155,053	$147,134	$146,619	$142,113

Book-to-bill ratio	0.68	0.79	0.84	0.98	1.32

Gross profit margin	16.6%	13.9%	11.7%	15.6%	8.2%

Segment operating margin	5.3%	1.2%	(2.9)%	0.8%	(6.1)%

Diodes
Net revenues	$149,130	$146,265	$145,183	$141,397	$140,963

Book-to-bill ratio	0.72	0.85	0.74	1.00	0.99

Gross profit margin	21.7%	21.2%	20.1%	20.2%	19.9%

Segment operating margin	17.4%	16.7%	15.7%	16.1%	15.0%

Optoelectronic Components
Net revenues	$49,199	$53,010	$63,227	$46,932	$51,168

Book-to-bill ratio	0.89	0.82	0.77	1.00	0.90

Gross profit margin	14.2%	26.8%	18.3%	11.7%	20.9%

Segment operating margin	3.0%	16.4%	9.7%	1.1%	10.6%

Resistors
Net revenues	$188,196	$179,498	$180,889	$177,031	$179,500

Book-to-bill ratio	0.79	0	0.95	0.91	1.00

Gross profit margin	24.7%	22.9%	22.5%	17.3%	22.5%

Segment operating margin	20.3%	18.3%	17.9%	12.7%	17.4%

Inductors
Net revenues	$88,651	$94,061	$90,253	$83,390	$84,121

Book-to-bill ratio	0.96	0.97	0.83	1.01	1.02

Gross profit margin	30.2%	30.1%	30.3%	29.6%	20.9%

Segment operating margin	26.1%	26.1%	26.2%	25.0%	16.5%

Capacitors
Net revenues	$117,930	$113,352	$108,667	$119,347	$117,371

Book-to-bill ratio	1.03	0.87	1.10	1.21	1.13

Gross profit margin	27.4%	23.5%	22.9%	25.1%	23.2%

Segment operating margin	22.5%	18.5%	17.4%	20.0%	17.5%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024
Cost of products sold	81.0%	80.1%	77.2%
Gross profit	19.0%	19.9%	22.8%
Selling, general & administrative expenses	18.8%	18.5%	17.1%
Operating income (loss)	0.1%	(7.9)%	5.7%
Income (loss) before taxes and noncontrolling interest	(0.6)%	(8.2)%	5.9%
Net earnings (loss) attributable to Vishay stockholders	(0.6)%	(9.3)%	4.1%
________
Effective tax rate	3.2%	(12.3)%	29.0%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024
Net revenues	$715,236	$714,716	$746,279

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 29, 2025
	Change in net revenues	% change
December 31, 2024	520	0.1%
March 30, 2024	(31,043)	(4.2)%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	1.8%	(0.9)%
Decrease in average selling prices	(1.3)%	(3.0)%
Foreign currency effects	(0.6)%	(1.0)%
Acquisitions	0.3%	0.7%
Other	(0.1)%	0.0%
Net change	0.1%	(4.2)%

There are indications that the channel inventory that has overhung the market is normalizing and the prolonged period of excess inventory digestion is ending.  The long-term prospects for our business remain favorable, and we continue to increase manufacturing capacities for critical product lines.  The decrease in net revenues versus the prior year quarter is primarily due to lower average selling prices and decreased sales volume.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended March 29, 2025 were 19.0%, versus 19.9% and 22.8% for the comparable prior fiscal quarter and prior year period, respectively.  Gross profit margin decreased versus the prior fiscal quarter and the prior year quarter primarily due to lower average selling prices and higher fixed costs.  Costs associated with the Newport wafer fab also contributed to the decrease versus the prior year quarter.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024
Net revenues	$142,113	$146,619	$153,173
Gross profit margin	8.2%	15.6%	16.6%
Segment operating margin	(6.1)%	0.8%	5.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 29, 2025
	Change in net revenues	% change
December 31, 2024	(4,506)	(3.1)%
March 30, 2024	(11,060)	(7.2)%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	(0.9)%	(3.9)%
Decrease in average selling prices	(1.8)%	(4.2)%
Foreign currency effects	(0.4)%	(0.5)%
Acquisition	0.0%	1.2%
Other	0.0%	0.2%
Net change	(3.1)%	(7.2)%

Net revenues of the MOSFETs segment decreased versus the prior fiscal quarter and the prior year quarter.  The decreases are primarily due to decreased sales to distribution and OEM customers, automotive and industrial end market customers, and customers in all regions.  An increase in sales to computing end market customers partially offset the decreases versus the prior fiscal quarter and prior year quarter.

Gross profit margin decreased versus the prior fiscal quarter and the prior year quarter.  The decreases are primarily due to lower average selling prices and higher fixed costs.  Costs associated with the Newport wafer fab also contributed to the decrease versus the prior year quarter.

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

We acquired leading edge silicon and silicon carbide MOSFETs products with our acquisition of MaxPower in the fourth fiscal quarter of 2022.  We plan to use the Newport wafer fabrication facility acquired in the first fiscal quarter of 2024 as the home for MaxPower to further develop and scale our SiC MOSFETs and diodes capabilities.  The acquisitions of MaxPower Semiconductor, Inc. and the Newport wafer fab, as well as the planned capacity expansions at Itzehoe and Newport, are long-term investments which are not expected to generate significant income or cash flows in the near-term, but should greatly enhance the long-term position of our MOSFETs business.  We remain committed to these long-term projects.

Diodes
Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024
Net revenues	$140,963	$141,397	$149,130
Gross profit margin	19.9%	20.2%	21.7%
Segment operating margin	15.0%	16.1%	17.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 29, 2025
	Change in net revenues	% change
December 31, 2024	$(434)	(0.3)%
March 30, 2024	$(8,167)	(5.5)%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	3.9%	0.9%
Decrease in average selling prices	(3.6)%	(5.5)%
Foreign currency effects	(0.5)%	(0.8)%
Other	(0.1)%	(0.1)%
Net change	(0.3)%	(5.5)%

Net revenues of the Diodes segment decreased versus the prior fiscal quarter and the prior year quarter.  The decreases are primarily due to decreased sales to OEM customers, automotive end market customers, and customers in the Asia and Americas regions.  Increases in sales to distribution customers and customers in the Europe region partially offset the decrease versus the prior fiscal quarter.

Gross profit margin decreased versus the prior fiscal quarter and the prior year quarter.  The decreases are primarily due to lower average selling prices.

Segment operating margin decreased versus the prior fiscal quarter and prior year quarter.  The decreases are primarily due to decreased gross profit.

Average selling prices decreased versus the prior fiscal quarter and prior year quarter.

Optoelectronic Components
Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024
Net revenues	$51,168	$46,932	$49,199
Gross profit margin	20.9%	11.7%	14.2%
Segment operating margin	10.6%	1.1%	3.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 29, 2025
	Change in net revenues	% change
December 31, 2024	$4,236	9.0%
March 30, 2024	$1,969	4.0%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	8.9%	4.8%
Change in average selling prices	1.2%	0.0%
Foreign currency effects	(0.8)%	(1.3)%
Other	(0.3)%	0.5%
Net change	9.0%	4.0%

Net revenues of our Optoelectronic Components segment increased versus the prior fiscal quarter and the prior year quarter.  The increases are primarily due to increased sales to distribution customers and industrial end market customers.  Sales to customers in all regions increased versus the prior fiscal quarter and in the Asia and Americas regions versus the prior year quarter.

Gross profit margin increased versus the prior fiscal quarter and the prior year quarter.  The increases are primarily due to higher sales volume.  Higher average selling prices also contributed to the increase versus the prior fiscal quarter.

Segment operating margin increased versus the prior fiscal quarter and the prior year quarter.  The increases are primarily due to gross profit increases.

Average selling prices increased versus the prior fiscal quarter.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024
Net revenues	$179,500	$177,031	$188,196
Gross profit margin	22.5%	17.3%	24.7%
Segment operating margin	17.4%	12.7%	20.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 29, 2025
	Change in net revenues	% change
December 31, 2024	$2,469	1.4%
March 30, 2024	$(8,696)	(4.6)%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	2.1%	(1.4)%
Decrease in average selling prices	(0.1)%	(2.6)%
Foreign currency effects	(0.7)%	(1.2)%
Acquisition	0.0%	0.7%
Other	0.1%	(0.1)%
Net change	1.4%	(4.6)%

Net revenues of the Resistors segment increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Asia and Europe regions.  The decrease versus the prior year quarter is primarily due to decreased sales to OEM customers, industrial and automotive end market customers, and customers in the Europe region, partially offset by increased sales to distribution customers and customers in the Asia region.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to higher sales volume.  The decrease versus the prior year quarter is primarily due to lower average selling prices.

Segment operating margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The changes are primarily due to fluctuations in gross profit.

Average selling prices decreased versus the prior fiscal quarter and the prior year quarter.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses.

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024
Net revenues	$84,121	$83,390	$88,651
Gross profit margin	20.9%	29.6%	30.2%
Segment operating margin	16.5%	25.0%	26.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 29, 2025
	Change in net revenues	% change
December 31, 2024	$731	0.9%
March 30, 2024	$(4,530)	(5.1)%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	2.7%	(2.9)%
Decrease in average selling prices	(1.4)%	(1.8)%
Foreign currency effects	(0.4)%	(0.5)%
Other	0.0%	0.1%
Net change	0.9%	(5.1)%

Net revenues of the Inductors segment increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to OEM customers, automotive end market customers, and customers in the Europe region, partially offset by decreased sales to EMS customers and customers in the Asia region.  The decrease versus the prior year quarter is primarily due to decreased sales to OEM customers, automotive and military and aerospace end market customers, and customers in all regions, partially offset by increased sales to medical end market customers.

Gross profit margin decreased versus the prior fiscal quarter and prior year quarter.  The decreases are primarily due to lower average selling prices, higher variable costs, and manufacturing inefficiencies.  Lower sales volume also contributed to the decrease versus the prior year quarter.

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

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024
Net revenues	$117,371	$119,347	$117,930
Gross profit margin	23.2%	25.1%	27.4%
Segment operating margin	17.5%	20.0%	22.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended March 29, 2025
	Change in net revenues	% change
December 31, 2024	$(1,976)	(1.7)%
March 30, 2024	$(559)	(0.5)%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Change in volume	(1.5)%	0.6%
Decrease in average selling prices	(0.7)%	(0.9)%
Foreign currency effects	(1.1)%	(1.8)%
Acquisition	1.7%	1.7%
Other	(0.1)%	(0.1)%
Net change	(1.7)%	(0.5)%

Net revenues of the Capacitors segment decreased versus the prior fiscal quarter and the prior year quarter.  The decreases are primarily due to decreased sales to military and aerospace end market customers and customers in the Americas region, partially offset by increased sales to customers in the Europe region.  Decreased sales to OEM customers also contributed to the decrease versus the prior fiscal quarter, while increased sales to distribution customers partially offset the decrease.  Decreased sales to customers in the Asia region also contributed to the decrease versus the prior year quarter, while increased sales to industrial market end customers partially offset the decrease.

Gross profit margin decreased versus the prior fiscal quarter and prior year quarter.  The decreases are primarily due to lower average selling prices, higher fixed costs, and negative foreign currency exchange rate fluctuations.

Segment operating margin decreased versus the prior fiscal quarter and prior year quarter.  The fluctuations are primarily due to gross profit decreases.

Average selling prices decreased versus the prior fiscal quarter and prior year quarter.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	March 30, 2024
Total SG&A expenses	$134,739	$132,330	$127,736
as a percentage of revenues	18.8%	18.5%	17.1%

The sequential increase in SG&A expenses is primarily attributable to increased incentive compensation accruals.

Other Income (Expense)

Interest expense for the fiscal quarter ended March 29, 2025 increased by $1.1 million versus the fiscal quarter ended December 31, 2024 and increased by $2.3 million versus the fiscal quarter ended March 30, 2024.  The increases versus the prior fiscal quarter and the prior year quarter are due to higher outstanding balances on our revolving credit facility.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	March 29, 2025	December 31, 2024	Change
Foreign exchange gain	$1,329	$2,588	$(1,259)
Interest income	3,877	4,533	(656)
Other components of other periodic pension cost	(1,697)	(1,681)	(16)
Investment income (expense)	261	(1,390)	1,651
Other	(23)	1,513	(1,536)
	$3,747	$5,563	$(1,816)

	Fiscal quarters ended
	March 29, 2025	March 30, 2024	Change
Foreign exchange gain	$1,329	$1,293	$36
Interest income	3,877	9,053	(5,176)
Other components of other periodic pension cost	(1,697)	(2,073)	376
Investment income (expense)	261	(366)	627
Other	(23)	180	(203)
	$3,747	$8,087	$(4,340)

Income Taxes
For the fiscal quarter ended March 29, 2025, our effective tax rate was 3.2%, as compared to (12.3)% and 29.0% for the fiscal quarters ended December 31, 2024 and March 30, 2024, respectively.  We expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions, at higher levels of pre-tax income.

During the three fiscal months ended March 29, 2025, the liabilities for unrecognized tax benefits decreased by $1.0 million on a net basis, primarily due to the settlement of tax audits, partially offset by accruals for the current period.

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

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of March 29, 2025 continued to be strong.  We have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, fund our Stockholder Return Policy, and to reduce debt levels.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $16.1 million for the three fiscal months ended March 29, 2025, as compared to cash flows provided by operations of $80.2 million for the three fiscal months ended March 30, 2024.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the first fiscal quarter of 2024 through the first fiscal quarter of 2025:

	Fiscal quarters ended
	1st Quarter 2024	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024	1st Quarter 2025
Days sales outstanding ("DSO") (a)	51	51	53	53	53
Days inventory outstanding ("DIO") (b)	104	105	106	109	110
Days payable outstanding ("DPO") (c)	(31)	(31)	(32)	(34)	(34)
Cash conversion cycle	124	125	127	128	129

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

Cash paid for property and equipment for the three fiscal months ended March 29, 2025 was $61.6 million, as compared to $53.1 million for the three fiscal months ended March 30, 2024.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  We remain committed to our long-term plan of increasing Vishay's capacity, to assure our customers of reliable volume as they scale.  While we plan to advance our capacity expansion projects, we have and will continue to modulate spending in response to order flow and the timing of customer demand and qualifications.  The decreased lead time for equipment and the increased subcontractor capacity are also variables that allow us to adjust our capacity spending.  For 2025, we plan to spend between $300 million to $350 million for capital expenditures, at least 70% of which will be invested in capacity expansion projects for high growth product lines, including our wafer fab expansions.

Free cash flow for the three fiscal months ended March 29, 2025 decreased versus the three fiscal months ended March 30, 2024 primarily due to decreased net earnings.  We expect that free cash flow will be negatively impacted by the expected high level of capital expenditures for expansion in 2023 - 2025 after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at March 29, 2025 and December 31, 2024 (in thousands):

	March 29, 2025	December 31, 2024

Credit facility	$218,000	$136,000
Convertible senior notes, due 2025	41,911	41,911
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(21,676)	(22,892)
Total debt	988,235	905,019

Cash and cash equivalents	609,402	590,286
Short-term investments	10,197	16,130
Net cash and short-term investments (debt)	$(368,636)	(298,603)

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

As of March 29, 2025, $12.7 million of our cash and cash equivalents and short-term investments were held by our U.S. subsidiaries.  As of March 29, 2025, we are in a net borrowing position in the U.S. and we expect to continue to be at least throughout 2025, primarily due to Newport expansion funding requirements.  As of March 29, 2025, we have approximately $535.8 million of German and Israeli earnings that are deemed not indefinitely reinvested.  Based on the expected timing of future repatriations, we estimate that the tax liability to repatriate these unremitted earnings will be approximately $79.8 million, which has been accrued, but will only be paid upon repatriation of the unremitted earnings.  Repatriating these unremitted earnings earlier than currently planned may not be possible and would incur additional tax expense.  We also have amounts of unremitted foreign earnings held by subsidiaries in countries other than Israel and Germany, which continue to be reinvested indefinitely, that we have not accrued for the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions that would be incurred to repatriate these amounts.  Certain of these subsidiaries are located in countries with restrictive regulations and high tax rates for repatriating cash.  Due to the uncertainties associated with the ability, timing, and method to repatriate these unremitted earnings and other complexities associated with its hypothetical calculation, determination of the amount of tax expense that would be incurred to repatriate the unremitted earnings is not practicable, but could be significant.  Our undrawn credit facility provides us with adequate operating liquidity in the United States.

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

Pursuant to the credit facility, the financial maintenance covenants include (a) an interest coverage ratio of not less than 3.25 to 1; and (b) a net leverage ratio of not more than 3.25 to 1 (and a pro forma ratio of 3.00 to 1 on the date of incurrence of additional debt).  Net leverage ratio reduces the measure of outstanding debt by up to $250 million of unrestricted cash.

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

We were in compliance with all financial covenants under the credit facility at March 29, 2025.  Our interest coverage ratio and net leverage ratio were 12.96 to 1 and 2.47 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the usable capacity on the credit facility is approximately $248 million.

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

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the credit facility are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 3.25 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 2.10% (including the applicable credit spread), and the undrawn commitment fee is 0.35% per annum.

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

We had $136 million outstanding on our revolving credit facility at December 31, 2024 and $218 million outstanding at March 29, 2025.  We borrowed $123 million and repaid $41 million on the revolving credit facility during the three fiscal months ended March 29, 2025.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $187 million and the highest amount outstanding at a fiscal month end was $218 million during the three fiscal months ended March 29, 2025.  We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  Except for the maturity of $41.9 million of convertible senior notes due 2025, which will be funded by the revolving credit facility, no principal amounts of our debt are due until 2028.

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

Our 2024 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025, describes our exposure to market risks.  There have been no material changes to our market risks since December 31, 2024.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025 describes certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the fiscal quarter ended March 29, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including commission)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Amount Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 25	211,335	$16.84	211,335	$3,558,436	3,268,336
January 26 - February 22	245,682	$17.50	245,682	$4,299,380	3,022,654
February 23 - March 29	271,543	$17.24	271,543	$4,680,136	2,751,111
Total	728,560	$17.21	728,560	$12,537,952	2,751,111

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

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined by Item 408(c) of Regulation S-K) during the fiscal quarter ended March 29, 2025.

Item 6.	Exhibits

10.1	Second Amendment to Employment Agreement, dated January 13, 2025, between Siliconix incorporated (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Roy Shoshani. Incorporated by reference to Exhibit 10.41 to our 2024 annual report on Form 10-K.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joel Smejkal, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David E. McConnell, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 29, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  May 7, 2025