Form 10-Q
period 2025-06-28
VISHAY INTERTECHNOLOGY INC
filed 2025-08-06
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 28, 2025

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
☐ Yes  ☒ No

As of August 4, 2025 the registrant had 123,488,664 shares of its common stock (excluding treasury shares) and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
June 28, 2025

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	June 28, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$473,860	$590,286
Short-term investments	5,217	16,130
Accounts receivable, net	461,809	401,901
Inventories:
Finished goods	192,393	175,176
Work in process	326,575	296,393
Raw materials	235,898	217,812
Total inventories	754,866	689,381

Prepaid expenses and other current assets	216,330	217,809
Total current assets	1,912,082	1,915,507

Property and equipment, at cost:
Land	86,411	84,124
Buildings and improvements	813,274	766,058
Machinery and equipment	3,433,596	3,259,213
Construction in progress	421,365	367,564
Allowance for depreciation	(3,124,035)	(2,931,221)
Property and equipment, net	1,630,611	1,545,738

Right of use assets	122,554	117,953

Deferred income taxes	179,215	159,769

Goodwill	180,348	179,005

Other intangible assets, net	86,195	87,223

Other assets	110,650	105,501
Total assets	$4,221,655	$4,110,696

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	June 28, 2025	December 31, 2024
Liabilities and equity
Current liabilities:
Trade accounts payable	$224,346	$216,313
Payroll and related expenses	176,553	137,101
Lease liabilities	26,986	25,901
Other accrued expenses	268,101	264,471
Income taxes	11,308	64,562
Total current liabilities	707,294	708,348

Long-term debt less current portion	914,504	905,019
Deferred income taxes	98,320	96,363
Long-term lease liabilities	98,970	94,218
Other liabilities	119,573	104,086
Accrued pension and other postretirement costs	188,003	173,700
Total liabilities	2,126,664	2,081,734

Equity:
Common stock	13,415	13,361
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,314,066	1,306,245
Retained earnings	926,267	955,500
Treasury stock (at cost)	(224,592)	(212,062)
Accumulated other comprehensive income (loss)	64,625	(35,292)
Total equity	2,094,991	2,028,962
Total liabilities and equity	$4,221,655	$4,110,696

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	June 28, 2025	June 29, 2024

Net revenues	$762,250	$741,239
Costs of products sold	613,567	578,369
Gross profit	148,683	162,870

Selling, general, and administrative expenses	126,565	124,953
Operating income	22,118	37,917

Other income (expense):
Interest expense	(10,588)	(6,657)
Other	747	5,011
Total other income (expense)	(9,841)	(1,646)

Income before taxes	12,277	36,271

Income tax expense	10,273	12,391

Net earnings	2,004	23,880

Less: net earnings attributable to noncontrolling interests	-	347

Net earnings attributable to Vishay stockholders	$2,004	$23,533

Basic earnings per share attributable to Vishay stockholders	$0.01	$0.17

Diluted earnings per share attributable to Vishay stockholders	$0.01	$0.17

Weighted average shares outstanding - basic	135,702	137,326

Weighted average shares outstanding - diluted	136,167	138,084

Cash dividends per share	$0.10	$0.10

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	June 28, 2025	June 29, 2024

Net earnings	$2,004	$23,880

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	138	388

Foreign currency translation adjustment	68,575	(7,672)

Other comprehensive income (loss)	68,713	(7,284)

Comprehensive income	70,717	16,596

Less: comprehensive income attributable to noncontrolling interests	-	347

Comprehensive income attributable to Vishay stockholders	$70,717	$16,249

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 28, 2025	June 29, 2024

Net revenues	$1,477,486	$1,487,518
Costs of products sold	1,193,249	1,154,241
Gross profit	284,237	333,277

Selling, general, and administrative expenses	261,304	252,689
Operating income	22,933	80,588

Other income (expense):
Interest expense	(19,378)	(13,153)
Other	4,494	13,098
Total other income (expense)	(14,884)	(55)

Income before taxes	8,049	80,533

Income tax expense	10,137	25,210

Net earnings (loss)	(2,088)	55,323

Less: net earnings attributable to noncontrolling interests	-	866

Net earnings (loss) attributable to Vishay stockholders	$(2,088)	$54,457

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.02)	$0.40

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.02)	$0.39

Weighted average shares outstanding - basic	135,750	137,525

Weighted average shares outstanding - diluted	135,750	138,279

Cash dividends per share	$0.20	$0.20

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	June 28, 2025	June 29, 2024

Net earnings (loss)	$(2,088)	$55,323

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	440	(1,808)

Foreign currency translation adjustment	99,477	(25,498)

Other comprehensive income (loss)	99,917	(27,306)

Comprehensive income	97,829	28,017

Less: comprehensive income attributable to noncontrolling interests	-	866

Comprehensive income attributable to Vishay stockholders	$97,829	$27,151

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 28, 2025	June 29, 2024

Operating activities
Net earnings (loss)	$(2,088)	$55,323
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	109,743	101,677
(Gain) loss on disposal of property and equipment	73	(1,091)
Inventory write-offs for obsolescence	17,456	19,051
Deferred income taxes	(6,034)	5,589
Stock compensation expense	11,736	9,293
Other	(3,606)	(632)
Change in U.S. transition tax liability	(47,027)	(37,622)
Change in repatriation tax liability	(9,375)	(15,000)
Net change in operating assets and liabilities, net of effects of businesses acquired	(63,571)	(81,107)
Net cash provided by operating activities	7,307	55,481

Investing activities
Capital expenditures	(126,167)	(115,648)
Proceeds from sale of property and equipment	494	1,265
Purchase of businesses, net of cash acquired	-	(200,185)
Purchase of short-term investments	(28,481)	(59,638)
Maturity of short-term investments	39,400	80,110
Other investing activities	(661)	(1,220)
Net cash used in investing activities	(115,415)	(295,316)

Financing activities
Principal payments on long-term debt	(41,911)	-
Net proceeds from revolving credit facility	49,000	-
Dividends paid to common stockholders	(24,700)	(25,033)
Dividends paid to Class B common stockholders	(2,419)	(2,419)
Repurchase of common stock held in treasury	(12,538)	(25,160)
Cash withholding taxes paid when shares withheld for vested equity awards	(3,957)	(4,058)
Other financing activities	10,078	-
Net cash used in financing activities	(26,447)	(56,670)
Effect of exchange rate changes on cash and cash equivalents	18,129	(3,483)

Net decrease in cash and cash equivalents	(116,426)	(299,988)

Cash and cash equivalents at beginning of period	590,286	972,719
Cash and cash equivalents at end of period	$473,860	$672,731

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$13,319	$1,210	$1,291,499	$1,041,372	$(161,656)	$10,337	$2,196,081	$4,725	$2,200,806
Net earnings	-	-	-	30,924	-	-	30,924	519	31,443
Other comprehensive income (loss)	-	-	-	-	-	(20,022)	(20,022)	-	(20,022)
Issuance of stock and related tax withholdings for vested restricted stock units (371,055 shares)	38	-	(4,091)	-	-	-	(4,053)	-	(4,053)
Dividends declared ($0.10 per share)	-	-	13	(13,765)	-	-	(13,752)	-	(13,752)
Stock compensation expense	-	-	5,344	-	-	-	5,344	-	5,344
Repurchase of common stock held in treasury (565,420 shares)	-	-	-	-	(12,538)	-	(12,538)	-	(12,538)
Balance at March 30, 2024	$13,357	$1,210	$1,292,765	$1,058,531	$(174,194)	$(9,685)	$2,181,984	$5,244	$2,187,228
Net earnings	-	-	-	23,533	-	-	23,533	347	23,880
Other comprehensive income (loss)	-	-	-	-	-	(7,284)	(7,284)	-	(7,284)
Issuance of stock and related tax withholdings for vested restricted stock units (19,809 shares)	1	-	(6)	-	-	-	(5)	-	(5)
Dividends declared ($0.10 per share)	-	-	13	(13,713)	-	-	(13,700)	-	(13,700)
Stock compensation expense	-	-	3,949	-	-	-	3,949	-	3,949
Repurchase of common stock held in treasury (554,587 shares)	-	-	-	-	(12,622)	-	(12,622)	-	(12,622)
Balance at June 29, 2024	$13,358	$1,210	$1,296,721	$1,068,351	$(186,816)	$(16,969)	$2,175,855	$5,591	$2,181,446

Balance at December 31, 2024	$13,361	$1,210	$1,306,245	$955,500	$(212,062)	$(35,292)	$2,028,962	$-	$2,028,962
Net earnings (loss)	-	-	-	(4,092)	-	-	(4,092)	-	(4,092)
Other comprehensive income	-	-	-	-	-	31,204	31,204	-	31,204
Issuance of stock and related tax withholdings for vested restricted stock units (506,430 shares)	50	-	(3,943)	-	-	-	(3,893)	-	(3,893)
Dividends declared ($0.10 per share)	-	-	13	(13,575)	-	-	(13,562)	-	(13,562)
Stock compensation expense	-	-	6,051	-	-	-	6,051	-	6,051
Repurchase of common stock held in treasury (728,560 shares)	-	-	-	-	(12,538)	-	(12,538)	-	(12,538)
Balance at March 29, 2025	$13,411	$1,210	$1,308,366	$937,833	$(224,600)	$(4,088)	$2,032,132	$-	$2,032,132
Net earnings	-	-	-	2,004	-	-	2,004	-	2,004
Other comprehensive income	-	-	-	-	-	68,713	68,713	-	68,713
Issuance of stock and related tax withholdings for vested restricted stock units (35,366 shares)	4	-	(68)	-	-	-	(64)	-	(64)
Dividends declared ($0.10 per share)	-	-	13	(13,570)	-	-	(13,557)	-	(13,557)
Stock compensation expense	-	-	5,685	-	-	-	5,685	-	5,685
Other	-	-	70	-	8	-	78	-	78
Balance at June 28, 2025	$13,415	$1,210	$1,314,066	$926,267	$(224,592)	$64,625	$2,094,991	$-	$2,094,991

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The results of operations for the fiscal quarter and six fiscal months ended June 28, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the fiscal quarter and six fiscal months ended June 28, 2025 include an $11,293 benefit recognized upon the favorable resolution of a contingency.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Note 2 – Restructuring and Related Activities

In September 2024, the Company announced the implementation of restructuring actions designed to optimize the Company’s manufacturing footprint and streamline business decision making.

The following table summarizes activity to date related to this program:
Expense recorded in 2024	$40,614
Utilized	(8,734)
Foreign currency translation	(1,292)
Balance at December 31, 2024	$30,588
Utilized	(7,820)
Foreign currency translation	1,623
Balance at June 28, 2025	$24,391

Severance payment terms vary by country, but are generally paid in a lump sum at cessation of employment.  Some payments are made over an extended period.  The current portion of the liability is $9,354 and is included in other accrued expenses in the accompanying consolidated condensed balance sheet. The non-current portion of the liability is $15,037 and is included in other liabilities in the accompanying consolidated condensed balance sheet.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	June 28, 2025	December 31, 2024
Right of use assets
Operating Leases
Buildings and improvements	$117,278	$112,528
Machinery and equipment	5,276	5,425
Total	$122,554	$117,953
Current lease liabilities
Operating Leases
Buildings and improvements	$24,018	$22,993
Machinery and equipment	2,968	2,908
Total	$26,986	$25,901
Long-term lease liabilities
Operating Leases
Buildings and improvements	$96,750	$91,772
Machinery and equipment	2,220	2,446
Total	$98,970	$94,218
Total lease liabilities	$125,956	$120,119

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Lease expense
Operating lease expense	$7,128	$7,466	$14,084	$14,759
Short-term lease expense	546	220	953	476
Variable lease expense	233	148	393	362
Total lease expense	$7,907	$7,834	$15,430	$15,597

The Company paid $14,222 and $14,801 for its operating leases in the six fiscal months ended June 28, 2025 and June 29, 2024, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.8 years and the weighted-average discount rate is 6.6% as of June 28, 2025.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

June 28, 2025
2025 (excluding the six fiscal months ended June 28, 2025)	$14,415
2026	25,432
2027	22,145
2028	17,394
2029	15,204
Thereafter	71,166

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended June 28, 2025 and June 29, 2024 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

On July 4, 2025, H.R. 1 (“the  Act”), a tax reconciliation act, was enacted into law in the United States.  Under U.S. GAAP (specifically, Accounting Standards Codification Topic 740), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.  Accordingly, the Company will account for the Act in the third fiscal quarter.  The Company is evaluating the Act’s provisions, but is not currently able to estimate the impact of the Act on its deferred tax balances and future income tax expense.  Certain provisions of the Act, particularly the international tax provisions, may have a material impact on the Company’s deferred tax balances and future income tax expense.

The Company repatriated $75,000 of accumulated earnings to the United States in the second fiscal quarter of 2025 and paid withholding taxes, in Israel, of $9,375.  The withholding tax expense for the repatriation was recorded in prior years.

During the six fiscal months ended June 28, 2025, the liabilities for unrecognized tax benefits decreased $744 on a net basis, primarily due to statute expirations, settlements, and payments, partially offset by accruals for the current period.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	June 28, 2025	December 31, 2024

Credit facility	$185,000	$136,000
Convertible senior notes, due 2025	-	41,911
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(20,496)	(22,892)
	914,504	905,019
Less current portion	-	-
	$914,504	$905,019

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2030 as of June 28, 2025:

2030 Notes
Issuance date	September 12, 2023
Maturity date	September 15, 2030
Principal amount as of June 28, 2025	$750,000
Cash coupon rate (per annum)	2.25%
Conversion rate (per $1 principal amount)	33.1609
Effective conversion price (per share)	$30.16
130% of the current effective conversion price (per share)	$39.21

The convertible senior notes due 2025 matured on June 15, 2025.  Upon maturity, $41,911 aggregate principal amount of the convertible senior notes due 2025 were settled in cash, funded by borrowings on the revolving credit facility.  No shares were issued to settle the convertible senior notes due 2025.

Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $1,195 and $2,418 for the fiscal quarter and six fiscal months ended June 28, 2025, respectively, and $1,213 and $2,426 for the fiscal quarter and six fiscal months ended June 29, 2024.

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

The following table summarizes activity pursuant to this policy:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Dividends paid to stockholders	$13,557	$13,700	$27,119	$27,452
Stock repurchases	-	12,622	12,538	25,160
Total	$13,557	$26,322	$39,657	$52,612

The repurchased shares are being held as treasury stock.  The number of shares of common stock being held as treasury stock was 10,662,155 and 9,933,595 as of June 28, 2025 and December 31, 2024, respectively.

Note 7 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Beginning balance	$38,438	$48,748	$43,445	$47,760
Sales allowances	27,890	20,955	48,076	46,231
Credits issued	(23,110)	(25,103)	(48,699)	(49,187)
Foreign currency	776	(107)	1,172	(311)
Ending balance	$43,994	$44,493	$43,994	$44,493

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2025	$(10,956)	$(24,336)	$(35,292)
Other comprehensive income (loss) before reclassifications	-	99,477	$99,477
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	99,477	$99,477
Amounts reclassified out of AOCI	544	-	$544
Tax effect	(104)	-	$(104)
Amounts reclassified out of AOCI, net of tax	440	-	$440
Net other comprehensive income (loss)	$440	$99,477	$99,917
Balance at June 28, 2025	$(10,516)	$75,141	$64,625

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2025 and 2024 for the Company’s defined benefit pension plans:

	Fiscal quarter ended June 28, 2025		Fiscal quarter ended June 29, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$765	$-	$776
Interest cost	380	1,582	382	1,664
Expected return on plan assets	-	(560)	-	(582)
Amortization of prior service cost	1	36	17	57
Amortization of losses (gains)	-	258	(109)	453
Curtailment and settlement losses	-	24	-	101
Net periodic benefit cost	$381	$2,105	$290	$2,469

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 28, 2025 and June 29, 2024 for the Company’s defined benefit pension plans:

	Six fiscal months ended June 28, 2025		Six fiscal months ended June 29, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$1,494	$-	$1,566
Interest cost	760	3,070	763	3,350
Expected return on plan assets	-	(1,100)	-	(1,178)
Amortization of prior service cost	2	70	33	114
Amortization of losses (gains)	-	500	(217)	910
Curtailment and settlement losses	-	47	-	206
Net periodic benefit cost	$762	$4,081	$579	$4,968

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2025 and 2024 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended June 28, 2025		Fiscal quarter ended June 29, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$5	$60	$5	$60
Interest cost	50	60	52	61
Amortization of losses (gains)	(52)	15	(60)	20
Net periodic benefit cost	$3	$135	$(3)	$141

The following table shows the components of the net periodic pension cost for the six fiscal months ended June 28, 2025 and June 29, 2024 for the Company’s other postretirement benefit plans:

	Six fiscal months ended June 28, 2025		Six fiscal months ended June 29, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$10	$115	$10	$120
Interest cost	101	116	105	122
Amortization of losses (gains)	(104)	29	(120)	41
Net periodic benefit cost	$7	$260	$(5)	$283

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Restricted stock units ("RSUs")	$5,685	$3,949	$11,653	9,175
Phantom stock units	-	-	83	118
Total	$5,685	$3,949	$11,736	9,293

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at June 28, 2025 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$38,506	2.1
Phantom stock units	-	n/a
Total	$38,506

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity under the Company's stock incentive programs as of June 28, 2025 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2025	2,628	$21.37
Granted*	1,844	15.19
Vested**	(764)	21.75
Cancelled or forfeited	(168)	20.59
Outstanding at June 28, 2025	3,540	$18.11

Expected to vest at June 28, 2025	2,839

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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2026	-	137	137
January 1, 2027	-	540	540
January 1, 2028	836	24	860
March 1, 2029	175	-	175

Phantom Stock Units

Phantom stock unit activity as of June 28, 2025 and changes during the six fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2025	128
Granted	5	$16.69
Dividend equivalents issued	2
Outstanding at June 28, 2025	135

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate/ Other	Total
Fiscal quarter ended June 28, 2025:
Net revenues	$148,633	$147,942	$54,119	$194,769	$95,675	$121,112	$-	$762,250

Cost of products sold (excluding depreciation)	$125,546	$106,770	$37,596	$139,330	$64,594	$90,643	$-	$564,479
Depreciation expense in costs of products sold	13,708	11,634	3,965	11,109	4,245	4,427	-	49,088
Total costs of products sold	$139,254	$118,404	$41,561	$150,439	$68,839	$95,070	$-	$613,567
Gross profit	$9,379	$29,538	$12,558	$44,330	$26,836	$26,042	$-	$148,683

Segment operating expenses	$23,859	$7,353	$5,743	$9,421	$3,887	$6,357	$-	$56,620
Segment operating income (loss)	$(14,480)	$22,185	$6,815	$34,909	$22,949	$19,685	$-	$92,063

Total depreciation expense	$14,342	$11,917	$4,081	$11,308	$4,291	$4,472	$2,268	$52,679
Capital expenditures	46,002	3,809	4,043	5,644	1,021	3,024	1,055	64,598

Total assets as of June 28, 2025:	$1,123,514	$725,548	$360,008	$967,976	$328,726	$462,490	$253,393	$4,221,655

Fiscal quarter ended June 29, 2024:
Net revenues	$155,053	$146,265	$53,010	$179,498	$94,061	$113,352	$-	$741,239

Cost of products sold (excluding depreciation)	$120,953	$103,823	$34,961	$128,157	$61,519	$82,978	$-	$532,391
Depreciation expense in cost of products sold	12,531	11,443	3,844	10,159	4,258	3,743	-	45,978
Total cost of products sold	$133,484	$115,266	$38,805	$138,316	$65,777	$86,721	$-	$578,369
Gross profit	$21,569	$30,999	$14,205	$41,182	$28,284	$26,631	$-	$162,870

Segment operating expenses	$19,735	$6,585	$5,512	$8,323	$3,737	$5,665	$-	$49,557
Segment operating income	$1,834	$24,414	$8,693	$32,859	$24,547	$20,966	$-	$113,313

Total depreciation expense	$12,982	$11,691	$3,935	$10,315	$4,273	$3,800	$2,222	$49,218
Capital expenditures	37,571	9,188	1,134	7,286	2,330	3,637	1,418	62,564

Total assets as of June 29, 2024:	$1,045,228	$736,065	$352,159	$1,010,499	$342,626	$435,712	$230,412	$4,152,701

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate/ Other	Total
Six fiscal months ended June 28, 2025:
Net revenues	$290,746	$288,905	$105,287	$374,269	$179,796	$238,483	$-	$1,477,486

Cost of products sold (excluding depreciation)	$243,053	$208,599	$74,254	$267,802	$126,876	$176,597	$-	$1,097,181
Depreciation expense in costs of products sold	26,708	22,746	7,775	21,783	8,487	8,569	-	96,068
Total costs of products sold	$269,761	$231,345	$82,029	$289,585	$135,363	$185,166	$-	$1,193,249
Gross profit	$20,985	$57,560	$23,258	$84,684	$44,433	$53,317	$-	$284,237

Segment operating expenses	$44,204	$14,178	$11,024	$18,624	$7,582	$13,058	$-	$108,670
Segment operating income (loss)	$(23,219)	$43,382	$12,234	$66,060	$36,851	$40,259	$-	$175,567

Total depreciation expense	$27,914	$23,400	$7,998	$22,172	$8,574	$8,656	$4,483	$103,197
Capital expenditures	92,305	8,138	4,755	8,691	1,605	8,999	1,674	126,167

Six fiscal months ended June 29, 2024:
Net revenues	$308,226	$295,395	$102,209	$367,694	$182,712	$231,282	$-	$1,487,518

Cost of products sold (excluding depreciation)	$237,701	$209,468	$73,364	$259,790	$119,367	$164,975	$-	$1,064,665
Depreciation expense in cost of products sold	23,483	22,558	7,639	20,251	8,274	7,371	-	89,576
Total cost of products sold	$261,184	$232,026	$81,003	$280,041	$127,641	$172,346	$-	$1,154,241
Gross profit	$47,042	$63,369	$21,206	$87,653	$55,071	$58,936	$-	$333,277

Segment operating expenses	$37,161	$12,944	$11,020	$16,621	$7,343	$11,441	$-	$96,530
Segment operating income	$9,881	$50,425	$10,186	$71,032	$47,728	$47,495	$-	$236,747

Total depreciation expense	$24,311	$23,177	$7,823	$20,585	$8,317	$7,482	$4,446	$96,141
Capital expenditures	66,133	17,243	2,425	18,588	3,463	5,704	2,092	115,648

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Reconciliation:
Segment Operating Income	$92,063	$113,313	$175,567	$236,747
Unallocated Selling, General, and Administrative Expenses	(69,945)	(75,396)	(152,634)	(156,159)
Consolidated Operating Income	$22,118	$37,917	$22,933	$80,588
Unallocated Other Income (Expense)	(9,841)	(1,646)	(14,884)	(55)
Consolidated Income Before Taxes	$12,277	$36,271	$8,049	$80,533

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, and independent distributors.  The distribution of sales by channel is shown below:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Distributors	$430,159	$411,508	$818,652	$793,988
OEMs	277,255	279,111	555,601	592,938
EMS companies	54,836	50,620	103,233	100,592
Total Revenue	$762,250	$741,239	$1,477,486	$1,487,518

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Asia	$317,479	$283,489	$602,058	$567,496
Europe	256,489	265,153	511,820	536,887
Americas	188,282	192,597	363,608	383,135
Total Revenue	$762,250	$741,239	$1,477,486	$1,487,518

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Industrial	$267,028	$262,134	$511,954	$510,262
Automotive	267,423	268,099	524,535	555,401
Military and Aerospace	80,488	80,569	156,805	163,925
Medical	37,899	39,456	74,431	73,845
Other	109,412	90,981	209,761	184,085
Total Revenue	$762,250	$741,239	$1,477,486	$1,487,518

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Numerator:
Net earnings (loss) attributable to Vishay stockholders	$2,004	$23,533	$(2,088)	$54,457

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	135,569	137,201	135,617	137,400
Outstanding phantom stock units	133	125	133	125
Adjusted weighted average shares	135,702	137,326	135,750	137,525

Effect of dilutive securities:
Restricted stock units	465	758	-	754
Dilutive potential common shares	465	758	-	754

Denominator for diluted earnings per share:
Adjusted weighted average shares - diluted	136,167	138,084	135,750	138,279

Basic earnings (loss) per share attributable to Vishay stockholders	$0.01	$0.17	$(0.02)	$0.40

Diluted earnings (loss) per share attributable to Vishay stockholders	$0.01	$0.17	$(0.02)	$0.39

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Restricted stock units	1,295	381	3,099	254

If the average market price of Vishay common stock is less than the effective conversion price of the convertible senior notes due 2030, no shares are included in the diluted earnings per share computation for the convertible senior notes due 2030.  Pursuant to the indenture governing the convertible senior notes due 2030, Vishay will satisfy its conversion obligations by paying $1 cash per $1 principal amount of converted notes and settle any additional amounts due in cash and/or common stock.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 13 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
June 28, 2025
Assets:
Assets held in rabbi trusts	$53,765	$23,162	$30,603	$-
Available for sale securities	$4,584	4,584	-	-
	$58,349	$27,746	$30,603	$-

Liability:
Acquisitions contingent consideration	$3,508	$-	$-	$3,508

December 31, 2024
Assets:
Assets held in rabbi trusts	$53,508	$24,518	$28,990	$-
Available for sale securities	$4,043	4,043	-	-
	$57,551	$28,561	$28,990	$-

Liability:
Acquisitions contingent consideration	$3,801	$-	$-	$3,801

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

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at June 28, 2025 and December 31, 2024 is approximately $865,500 and $850,600, respectively, compared to its carrying value, excluding the deferred financing costs, of $935,000 and $927,911, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
At June 28, 2025 and December 31, 2024, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At June 28, 2025 and December 31, 2024, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using Level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

In the second fiscal quarter of 2025, the Company entered into a forward contract with a highly-rated financial institution to mitigate the foreign currency risk associated with an intercompany loan denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contract was $25,000 as of June 28, 2025.  We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of the contract is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contract based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  Due to the timing of the forward contract, the value of the forward contract was immaterial as of June 28, 2025.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

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

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics increased versus the prior fiscal quarter, but were mixed versus the prior year period.  Net revenues and margins increased versus the prior fiscal quarter and net revenues increased versus the prior year quarter, but margins were lower.  The increases are primarily due to increased sales volume.

Net revenues for the fiscal quarter ended June 28, 2025 were $762.3 million, compared to $715.2 million and $741.2 million for the fiscal quarters ended March 29, 2025 and June 29, 2024, respectively.  The net earnings attributable to Vishay stockholders for the fiscal quarter ended June 28, 2025 was $2.0 million, or $0.01 per diluted share, compared to a net loss of $(4.1) million, or $(0.03) per share for the fiscal quarter ended March 29, 2025, and net earnings of $23.5 million, or $0.17 per diluted share for the fiscal quarter ended June 29, 2024.

Net revenues for the six fiscal months ended June 28, 2025 were $1,477.5 million, compared to $1,487.5 million for the six fiscal months ended June 29, 2024.  The net loss attributable to Vishay stockholders for the six fiscal months ended June 28, 2025 was $(2.1) million, or $(0.02) per share, compared to net earnings of $54.5 million, or $0.39 per diluted share for the six fiscal months ended June 29, 2024.

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

Net earnings (loss) attributable to Vishay stockholders include items affecting comparability. The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Six fiscal months ended
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025	June 29, 2024

GAAP net earnings (loss) attributable to Vishay stockholders	$2,004	$(4,092)	$23,533	$(2,088)	$54,457

Reconciling items affecting operating income:
Favorable resolution of contingency	$(11,293)	$-	$-	$(11,293)	$-

Adjusted net earnings (loss)	$(9,289)	$(4,092)	$23,533	$(13,381)	$54,457

Adjusted weighted average diluted shares outstanding	135,702	135,799	138,084	135,750	138,279

Adjusted earnings (loss) per diluted share	$(0.07)	$(0.03)	$0.17	$(0.10)	$0.39

The following table reconciles gross profit by segment to consolidated gross profit (in thousands).

	Fiscal quarters ended			Six fiscal months ended
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025	June 29, 2024

MOSFETs	$9,379	$11,606	$21,569	$20,985	$47,042
Diodes	29,538	28,022	30,999	57,560	63,369
Optoelectronic Components	12,558	10,700	14,205	23,258	21,206
Resistors	44,330	40,354	41,182	84,684	87,653
Inductors	26,836	17,597	28,284	44,433	55,071
Capacitors	26,042	27,275	26,631	53,317	58,936
Gross profit	$148,683	$135,554	$162,870	$284,237	$333,277

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

	Fiscal quarters ended			Six fiscal months ended
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net cash provided by (used in) continuing operating activities	$(8,791)	$16,098	$(24,730)	$7,307	$55,481
Proceeds from sale of property and equipment	215	279	514	494	1,265
Less: Capital expenditures	(64,598)	(61,569)	(62,564)	(126,167)	(115,648)
Free cash	$(73,174)	$(45,192)	$(86,780)	$(118,366)	$(58,902)

For the past several quarters, orders were negatively impacted by a distributor inventory correction and channel inventory that overhung the market, but there are indicators that the prolonged period of excess inventory digestion is ending.  The long-term outlook of our business remains strong, although our results are weaker than our prior year results.

Stockholder Return Policy

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.  The policy sets forth our intention, but does not obligate us to acquire any shares of common stock or declare any dividends, and the policy may be terminated or suspended at any time at our discretion, in accordance with applicable laws and regulations.  We expect negative free cash flow for the fiscal year ending December 31, 2025 due to our capacity expansion plans.  As a result, we expect to maintain our dividend and opportunistically repurchase shares based on U.S. available liquidity in line with this policy.  We did not repurchase any shares of common stock in the second fiscal quarter.  We expect to be in compliance with our Stockholder Return Policy without repurchasing any additional shares in 2025.

Tariff Impact

The newly announced U.S. tariffs will impact our future results.  The tariff rates and application are currently unsettled and any potential demand distraction is not able to be estimated at this time.  Historically, we have charged tariff adders to customers to offset increased costs.  The gross profit impact of the tariffs and tariff adders is approximately zero, but they negatively impact gross profit margin.  The net impact of tariffs on gross profit margin in the second fiscal quarter was (40) basis points.

Recent Developments

The announcement of the U.S. tariffs and recent geopolitical events resulted in significant stock market volatility and uncertainty in the markets for our products.  A sustained decrease in share price or prolonged deterioration in the general economy could represent indicators of impairment of our goodwill or other long-lived assets.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2024 through the second fiscal quarter of 2025 (dollars in thousands):

	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024	1st Quarter 2025	2nd Quarter 2025

Net revenues	$741,239	$735,353	$714,716	$715,236	$762,250

Gross profit margin	22.0%	20.5%	19.9%	19.0%	19.5%

Operating margin(1)	5.1%	(2.5)%	(7.9)%	0.1%	2.9%

End-of-period backlog	$1,145,400	$1,075,800	$1,051,500	$1,124,300	$1,174,900

Book-to-bill ratio	0.86	0.88	1.01	1.08	1.02

Inventory turnover	3.4	3.4	3.3	3.3	3.3

Change in ASP vs. prior quarter	(0.7)%	(1.0)%	(0.6)%	(1.3)%	0.0%
_________________________________________

(1) Operating margin for the second fiscal quarter of 2025 includes an $11.3 million gain recognized upon the favorable resolution of a contingency.  Operating margin for the third fiscal quarter of 2024 includes $40.6 million of restructuring and severance expenses (see Note 2 to our consolidated condensed financial statements).  Operating margin for the fourth fiscal quarter of 2024 includes $66.5 million of goodwill impairment charges.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and prior year quarter.  The increases versus the prior fiscal quarter and prior year quarter are primarily due to higher sales volume and favorable exchange rate impacts.  The book-to-bill ratio remained above 1.0 for the third consecutive quarter.  Backlog was relatively flat versus the prior fiscal quarter and prior year fiscal quarter.  We continue to increase capacity for critical product lines.  Average selling prices, including tariff adders, were flat versus the prior fiscal quarter, but decreased versus the prior year fiscal quarter.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year fiscal quarter.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and lower fixed costs.  The decrease versus the prior year quarter is primarily due to lower average selling prices and higher fixed costs.  Costs associated with the Newport wafer fab also contributed to the decrease versus the prior year quarter.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2024 through the second fiscal quarter of 2025 (dollars in thousands):

	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024	1st Quarter 2025	2nd Quarter 2025
MOSFETs
Net revenues	$155,053	$147,134	$146,619	$142,113	$148,633

Book-to-bill ratio	0.79	0.84	0.98	1.32	1.00

Gross profit margin	13.9%	11.7%	15.6%	8.2%	6.3%

Segment operating margin	1.2%	(2.9)%	0.8%	(6.1)%	(9.7)%

Diodes
Net revenues	$146,265	$145,183	$141,397	$140,963	$147,942

Book-to-bill ratio	0.85	0.74	1.00	0.99	0.93

Gross profit margin	21.2%	20.1%	20.2%	19.9%	20.0%

Segment operating margin	16.7%	15.7%	16.1%	15.0%	15.0%

Optoelectronic Components
Net revenues	$53,010	$63,227	$46,932	$51,168	$54,119

Book-to-bill ratio	0.82	0.77	1.00	0.90	1.05

Gross profit margin	26.8%	18.3%	11.7%	20.9%	23.2%

Segment operating margin	16.4%	9.7%	1.1%	10.6%	12.6%

Resistors
Net revenues	$179,498	$180,889	$177,031	$179,500	$194,769

Book-to-bill ratio	0.87	0.95	0.91	1.00	0.91

Gross profit margin	22.9%	22.5%	17.3%	22.5%	22.8%

Segment operating margin	18.3%	17.9%	12.7%	17.4%	17.9%

Inductors
Net revenues	$94,061	$90,253	$83,390	$84,121	$95,675

Book-to-bill ratio	0.97	0.83	1.01	1.02	0.91

Gross profit margin	30.1%	30.3%	29.6%	20.9%	28.0%

Segment operating margin	26.1%	26.2%	25.0%	16.5%	24.0%

Capacitors
Net revenues	$113,352	$108,667	$119,347	$117,371	$121,112

Book-to-bill ratio	0.87	1.10	1.21	1.13	1.40

Gross profit margin	23.5%	22.9%	25.1%	23.2%	21.5%

Segment operating margin	18.5%	17.4%	20.0%	17.5%	16.3%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Six fiscal months ended
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of products sold	80.5%	81.0%	78.0%	80.8%	77.6%
Gross profit	19.5%	19.0%	22.0%	19.2%	22.4%
Selling, general & administrative expenses	16.6%	18.8%	16.9%	17.7%	17.0%
Operating income	2.9%	0.1%	5.1%	1.6%	5.4%
Income (loss) before taxes and noncontrolling interest	1.6%	(0.6)%	4.9%	0.5%	5.4%
Net earnings (loss) attributable to Vishay stockholders	0.3%	(0.6)%	3.2%	(0.1)%	3.7%
________
Effective tax rate	83.7%	3.2%	34.2%	125.9%	31.3%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenues	$762,250	$715,236	$741,239	$1,477,486	$1,487,518

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 28, 2025		Six fiscal months ended June 28, 2025
	Change in net revenues	% change	Change in net revenues	% change
March 29, 2025	$47,014	6.6%	n/a	n/a
June 29, 2024	$21,011	2.8%	$(10,032)	(0.7)%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	4.3%	2.8%	0.9%
Change in average selling prices	0.0%	(2.0)%	(2.5)%
Foreign currency effects	2.3%	1.5%	0.2%
Acquisitions	0.0%	0.4%	0.5%
Other	0.0%	0.1%	0.2%
Net change	6.6%	2.8%	(0.7)%

There are indications that the channel inventory that has overhung the market is normalizing and the prolonged period of excess inventory digestion is ending.  The long-term prospects for our business remain favorable, and we continue to increase manufacturing capacities for critical product lines.  The increase in net revenues versus the prior fiscal quarter and prior year periods are primarily due to sales volume and favorable foreign currency impacts.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended June 28, 2025 were 19.5%, versus 19.0% and 22.0%, for the comparable prior quarter and prior year quarter, respectively.  Gross profit margins for the six fiscal months ended June 28, 2025 were 19.2%, versus 22.4% for the comparable prior year period.  Gross profit margin increased versus the prior fiscal quarter primarily due to higher sales volume.  The decreases versus the prior year periods are primarily due to lower average selling prices and higher fixed costs.  Costs associated with the Newport wafer fab also contributed to the decrease versus the prior year-to-date period.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net revenues	$148,633	$142,113	$155,053	$290,746	$308,226
Gross profit margin	6.3%	8.2%	13.9%	7.2%	15.3%
Segment operating margin	(9.7)%	(6.1)%	1.2%	(8.0)%	3.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 28, 2025		Six fiscal months ended June 28, 2025
	Change in net revenues	% change	Change in net revenues	% change
March 29, 2025	$6,520	4.6%	n/a	n/a
June 29, 2024	$(6,420)	(4.1)%	$(17,480)	(5.7)%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	8.1%	3.5%	(0.2)%
Decrease in average selling prices	(4.0)%	(7.9)%	(6.1)%
Foreign currency effects	1.1%	0.7%	0.1%
Acquisition	0.0%	0.0%	0.6%
Other	(0.6)%	(0.4)%	(0.1)%
Net change	4.6%	(4.1)%	(5.7)%

Net revenues of the MOSFETs segment increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers, power supply end market customers, and customers in the Asia region.  The decreases versus the prior year periods are primarily due to decreased sales to OEM customers, industrial end market customers, and customers in the Europe region.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decreases are primarily due to lower average selling prices.  Costs associated with the Newport wafer fab also contributed to the decrease versus the prior year-to-date period.

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

Diodes

Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net revenues	$147,942	$140,963	$146,265	$288,905	$295,395
Gross profit margin	20.0%	19.9%	21.2%	19.9%	21.5%
Segment operating margin	15.0%	15.0%	16.7%	15.0%	17.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 28, 2025		Six fiscal months ended June 28, 2025
	Change in net revenues	% change	Change in net revenues	% change
March 29, 2025	$6,979	5.0%	n/a	n/a
June 29, 2024	$1,677	1.1%	$(6,490)	(2.2)%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	3.7%	5.0%	2.9%
Decrease in average selling prices	(0.7)%	(4.9)%	(5.2)%
Foreign currency effects	1.9%	1.1%	0.2%
Other	0.1%	(0.1)%	(0.1)%
Net change	5.0%	1.1%	(2.2)%

Net revenues of the Diodes segment increased versus the prior fiscal quarter and the prior year quarter, but decreased versus the prior year-to-date period.  The increases versus the prior fiscal quarter and prior year quarter are primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Asia region.  The decrease versus the prior year-to-date period is primarily due to decreased sales to OEM customers, automotive end market customers, and customers in the Americas region.

Gross profit margin increased slightly versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher sales volume.  The decreases versus the prior year periods is primarily due to lower average selling prices.

Segment operating margin was flat versus the prior fiscal quarter, but decreased versus the prior year periods.  The decreases versus the prior year periods are primarily due to decreased gross profit.

Average selling prices decreased versus the prior fiscal quarter and prior year periods.

Optoelectronic Components

Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended						Six fiscal months ended
	June 28, 2025		March 29, 2025		June 29, 2024		June 28, 2025	June 29, 2024

Net revenues	$	$ 54,119	$	$ 51,168	$	$ 53,010	$105,287	$102,209
Gross profit margin		23.2%		20.9%		26.8%	22.1%	20.7%
Segment operating margin		12.6%		10.6%		16.4%	11.6%	10.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 28, 2025		Six fiscal months ended June 28, 2025
	Change in net revenues	% change	Change in net revenues	% change
March 29, 2025	$2,951	5.8%	n/a	n/a
June 29, 2024	$1,109	2.1%	3,078	3.0%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	3.4%	0.4%	2.5%
Decrease in average selling prices	(0.7)%	(0.7)%	(0.3)%
Foreign currency effects	3.5%	2.3%	0.5%
Other	(0.4)%	0.1%	0.3%
Net change	5.8%	2.1%	3.0%

Net revenues of the Optoelectronic Components segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to OEM and distribution customers, industrial and consumer end market customers, and customers in the Europe region.  The increase versus the prior year quarter is primarily due to increased sales to OEM customers, automotive and industrial end market customers, and customers in the Europe region.  The increase versus the prior year-to-date period is primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Asia region.

Gross margin increased versus the prior fiscal quarter and prior year-to-date period, but decreased versus the prior year quarter.  The increases versus the prior fiscal quarter and prior year-to-date period are primarily due to higher sales volume and lower utility costs.  The decrease versus the prior year quarter is primarily due to lower average selling prices and higher metals and fixed costs.

Segment operating margin increased versus the prior fiscal quarter and prior year-to-date period, but decreased versus the prior year quarter.  The changes are primarily due to changes in gross profit.

Average selling prices decreased versus the prior fiscal quarter and prior year periods.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net revenues	$194,769	$179,500	$179,498	$374,269	$367,694
Gross profit margin	22.8%	22.5%	22.9%	22.6%	23.8%
Segment operating margin	17.9%	17.4%	18.3%	17.7%	19.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 28, 2025		Six fiscal months ended June 28, 2025
	Change in net revenues	% change	Change in net revenues	% change
March 29, 2025	$15,269	8.5%	n/a	n/a
June 29, 2024	$15,271	8.5%	$6,575	1.8%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	5.3%	5.9%	2.2%
Change in average selling prices	0.5%	(0.3)%	(1.4)%
Foreign currency effects	2.9%	1.9%	0.3%
Acquisitions	0.0%	0.7%	0.7%
Other	(0.2)%	0.3%	0.0%
Net change	8.5%	8.5%	1.8%

Net revenues of the Resistors segment increased versus the prior fiscal quarter and prior year periods.  The increases versus the prior fiscal quarter and prior year quarter are primarily due to increased sales to distribution and OEM customers, industrial and automotive end market customers, and customers in all regions.  The increase versus the prior year-to-date period is primarily due to increased sales to distribution customers, military and aerospace end market customers, and customers in the Asia and Americas regions.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher sales volume.  The decrease versus the prior year periods is primarily due to lower average selling prices.

Segment operating margin increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The changes are primarily due to changes in gross profit.

Average selling prices, including tariff adders, increased versus the prior fiscal quarter and decreased versus the prior year periods.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses.

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net revenues	$95,675	$84,121	$94,061	$179,796	$182,712
Gross profit margin	28.0%	20.9%	30.1%	24.7%	30.1%
Segment operating margin	24.0%	16.5%	26.1%	20.5%	26.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 28, 2025		Six fiscal months ended June 28, 2025
	Change in net revenues	% change	Change in net revenues	% change
March 29, 2025	$11,554	13.7%	n/a	n/a
June 29, 2024	$1,614	1.7%	$(2,916)	(1.6)%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	7.6%	(2.1)%	(2.5)%
Increase in average selling prices	4.4%	3.0%	0.7%
Foreign currency effects	1.4%	0.8%	0.2%
Other	0.3%	0.0%	0.0%
Net change	13.7%	1.7%	(1.6)%

Net revenues of the Inductors segment increased versus the prior fiscal quarter and prior year quarter, but decreased versus the prior year-to-date period.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution and OEM customers, automotive and industrial end market customers, and customers in all regions.  The increase versus the prior year quarter is primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Asia region.  The decrease versus the prior year-to-date period is primarily due to decreased sales to OEM customers, automotive and military and aerospace end market customers, and customers in the Americas region, partially offset by increased sales to distribution customers and customers in the Asia region.

Gross profit margin increased significantly versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and manufacturing efficiencies.  The decreases versus the prior year periods are primarily due to lower sales volume.

Segment operating margin increased significantly versus the prior fiscal quarter, but decreased versus the prior year periods.  The changes are primarily due to changes in gross profit.

Average selling prices, including tariff adders, increased versus the prior fiscal quarter and prior year periods.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Net revenues	$121,112	$117,371	$113,352	$238,483	$231,282
Gross profit margin	21.5%	23.2%	23.5%	22.4%	25.5%
Segment operating margin	16.3%	17.5%	18.5%	16.9%	20.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended June 28, 2025		Six fiscal months ended June 28, 2025
	Change in net revenues	% change	Change in net revenues	% change
March 29, 2025	$3,741	3.2%	n/a	n/a
June 29, 2024	$7,760	6.8%	$7,201	3.1%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	(2.8)%	(0.7)%	0.0%
Increase in average selling prices	2.1%	2.7%	0.9%
Foreign currency effects	3.6%	2.4%	0.2%
Acquisitions	0.0%	1.1%	1.4%
Other	0.3%	1.3%	0.6%
Net change	3.2%	6.8%	3.1%

Net revenues of the Capacitors segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Asia region, partially offset by decreased sales to customers in the Europe region.  The increase versus the prior year quarter is primarily due to increased sales to OEM customers, industrial and telecommunications end market customers, and customers in the Asia region.  The increase versus the prior year-to-date period is primarily due to increased sales to OEM customers, industrial and telecommunications end market customers, and customers in the Europe region, partially offset by decreased sales to military and aerospace end market customers and customers in the Americas region.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower sales volume.  The decreases versus the prior year periods are primarily due to higher fixed costs.  Lower sales volume also contributed to the decrease versus the prior fiscal quarter.

Segment operating margin decreased versus the prior fiscal quarter and prior year periods.  The changes are primarily due to gross profit decreases.

Average selling prices, including tariff adders, increased versus the prior fiscal quarter and prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total SG&A expenses	$126,565	$134,739	$124,953	$261,304	$252,689
as a percentage of revenues	16.6%	18.8%	16.9%	17.7%	17.0%

The sequential decrease in SG&A expenses is primarily attributable to an $11.3 million gain recognized upon the favorable resolution of a contingency.  Excluding the one-time benefit, the sequential increase is primarily due to exchange rate impacts.  SG&A expenses increased versus the prior year periods due to higher stock-based compensation expense, general cost inflation, and exchange rate impacts.

Other Income (Expense)

Interest expense for the fiscal quarter ended June 28, 2025 increased $1.8 million versus the fiscal quarter ended March 29, 2025 and increased $3.9 million versus the fiscal quarter ended June 29, 2024.  Interest expense for the six fiscal months ended June 28, 2025 increased by $6.2 million versus the six fiscal months ended June 29, 2024.  The increases versus the prior fiscal quarter and the prior year periods are due to higher average outstanding balances on our revolving credit facility.

In the second fiscal quarter of 2025, we entered into a forward contract with a highly-rated financial institution to mitigate the foreign currency risk associated with an intercompany loan denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contract was $25 million as of June 28, 2025.  We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of the contract is recognized in the consolidated condensed statements of operations as a component of other income (expense).  Due to the timing of the forward contract, the value of the forward contract was immaterial as of June 28, 2025.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	June 28, 2025	June 29, 2024	Change
Foreign exchange gain (loss)	$(1,673)	$620	$(2,293)
Interest income	4,023	6,663	(2,640)
Other components of net periodic pension expense	(1,794)	(2,056)	262
Investment income (expense)	179	(148)	327
Other	12	(68)	80
	$747	$5,011	$(4,264)

	Fiscal quarters ended
	June 28, 2025	March 29, 2025	Change
Foreign exchange gain (loss)	$(1,673)	$1,329	$(3,002)
Interest income	4,023	3,877	146
Other components of net periodic pension expense	(1,794)	(1,697)	(97)
Investment income (expense)	179	261	(82)
Other	12	(23)	35
	$747	$3,747	$(3,000)

	Six fiscal months ended
	June 28, 2025	June 29, 2024	Change
Foreign exchange gain (loss)	$(344)	$1,913	$(2,257)
Interest income	7,900	15,716	(7,816)
Other components of net periodic pension expense	(3,491)	(4,129)	638
Investment income (expense)	440	(514)	954
Other	(11)	112	(123)
	$4,494	$13,098	$(8,604)

Income Taxes
For the fiscal quarter ended June 28, 2025, our effective tax rate was 83.7%, as compared to 3.2% and 34.2% for the fiscal quarters ended March 29, 2025 and June 29, 2024, respectively.  For the six fiscal months ended June 28, 2025, our effective tax rate was 125.9%, as compared to 31.3% for the six fiscal months ended June 29, 2024.  Our current effective tax rate is not indicative of expected future tax rates due to relatively small items having a disproportionate impact on the current effective tax rate.  When pre-tax earnings increase, we expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.

During the six fiscal months ended June 28, 2025, the liabilities for unrecognized tax benefits decreased $0.7 million on a net basis, primarily due to statute expirations, settlements, and payments, partially offset by accruals for the current period.

On July 4, 2025, H.R. 1 (“the  Act”), a tax reconciliation act, was enacted into law in the United States.  Under U.S. GAAP (specifically, Accounting Standards Codification Topic 740), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.  Accordingly, we will account for the Act in the third fiscal quarter.  We are evaluating the Act’s provisions, but are not currently able to estimate the impact of the Act on our deferred tax balances and future income tax expense.  Certain provisions of the Act, particularly the international tax provisions, may have a material impact on our deferred tax balances and future income tax expense.

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

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of June 28, 2025 continued to be strong.  We have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, fund our Stockholder Return Policy, and to reduce debt levels.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $7.3 million for the six fiscal months ended June 28, 2025, as compared to cash flows provided by operations of $55.5 million for the six fiscal months ended June 29, 2024.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the second fiscal quarter of 2024 through the second fiscal quarter of 2025:

	Fiscal quarters ended
	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024	1st Quarter 2025	2nd Quarter 2025
Days sales outstanding ("DSO") (a)	51	53	53	53	53
Days inventory outstanding ("DIO") (b)	105	106	109	110	109
Days payable outstanding ("DPO") (c)	(31)	(32)	(34)	(34)	(32)
Cash conversion cycle	125	127	128	129	130

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

Cash paid for property and equipment for the six fiscal months ended June 28, 2025 was $126.2 million, as compared to $115.6 million for the six fiscal months ended June 29, 2024.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  We remain committed to our long-term plan of increasing Vishay's capacity, to assure our customers of reliable volume as they scale.  While we plan to advance our capacity expansion projects, we have and will continue to modulate spending in response to order flow and the timing of customer demand and qualifications.  The decreased lead time for equipment and the increased subcontractor capacity are also variables that allow us to adjust our capacity spending.  For 2025, we plan to spend between $300 million to $350 million for capital expenditures, at least 70% of which will be invested in capacity expansion projects for high growth product lines, including our wafer fab expansions.

Free cash flow for the six fiscal months ended June 28, 2025 decreased versus the six fiscal months ended June 29, 2024 primarily due to decreased net earnings.  We expect that free cash flow will be negatively impacted by the expected high level of capital expenditures for expansion after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at June 28, 2025 and December 31, 2024 (in thousands):

	June 28, 2025	December 31, 2024

Credit facility	$185,000	$136,000
Convertible senior notes, due 2025	-	41,911
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(20,496)	(22,892)
Total debt	914,504	905,019

Cash and cash equivalents	473,860	590,286
Short-term investments	5,217	16,130
Net cash and short-term investments (debt)	$(435,427)	(298,603)

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
We repatriated $75 million of accumulated earnings to the United States in the second fiscal quarter of 2025 and paid withholding taxes, in Israel, of $9.4 million.  As of June 28, 2025, $26.5 million of our cash and cash equivalents and short-term investments were held by our U.S. subsidiaries.  As of June 28, 2025, we are in a net borrowing position in the U.S. and we expect to continue to be at least throughout 2025, primarily due to Newport expansion funding requirements.  As of June 28, 2025, we have approximately $491.1 million of German and Israeli earnings that are deemed not indefinitely reinvested.  Based on the expected timing of future repatriations, we estimate that the tax liability to repatriate these unremitted earnings will be approximately $75.3 million, which has been accrued, but will only be paid upon repatriation of the unremitted earnings.  Repatriating these unremitted earnings earlier than currently planned may not be possible and would incur additional tax expense.  We also have amounts of unremitted foreign earnings held by subsidiaries in countries other than Israel and Germany, which continue to be reinvested indefinitely, that we have not accrued for the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions that would be incurred to repatriate these amounts.  Certain of these subsidiaries are located in countries with restrictive regulations and high tax rates for repatriating cash.  Due to the uncertainties associated with the ability, timing, and method to repatriate these unremitted earnings and other complexities associated with its hypothetical calculation, determination of the amount of tax expense that would be incurred to repatriate the unremitted earnings is not practicable, but could be significant.  Our undrawn credit facility provides us with adequate operating liquidity in the United States.

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

We were in compliance with all financial covenants under the credit facility at June 28, 2025.  Our interest coverage ratio and net leverage ratio were 10.69 to 1 and 2.34 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the usable capacity on the credit facility is approximately $275 million.

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

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the credit facility are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 3.16 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 2.10% (including the applicable credit spread), and the undrawn commitment fee is 0.35% per annum.

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

We had $136 million outstanding on our revolving credit facility at December 31, 2024 and $185 million outstanding at June 28, 2025.  We borrowed $420 million and repaid $371 million on the revolving credit facility during the six fiscal months ended June 28, 2025.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $223 million and the highest amount outstanding at a fiscal month end was $309 million during the six fiscal months ended June 28, 2025.  We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due until 2028.

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

The convertible senior notes due 2025 matured on June 15, 2025.  Pursuant to the indenture governing the convertible senior notes due 2025 and the amendments thereto incorporated in the Supplemental Indenture dated December 23, 2020, we cash-settled the $41.9 million aggregate principal amount outstanding as of June 15, 2025.  The settlement was funded using borrowings under our credit facility.  No shares were issued to settle the convertible senior notes due 2025.

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

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined by Item 408(c) of Regulation S-K) during the fiscal quarter ended June 28, 2025.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joel Smejkal, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David E. McConnell, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 28, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  August 6, 2025