Form 10-Q
period 2025-09-27
VISHAY INTERTECHNOLOGY INC
filed 2025-11-05
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 27, 2025

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
☐ Yes  ☒ No

As of November 3, 2025 the registrant had 123,491,247 shares of its common stock and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
September 27, 2025

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	September 27, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$443,858	$590,286
Short-term investments	266	16,130
Accounts receivable, net	463,602	401,901
Inventories:
Finished goods	186,507	175,176
Work in process	331,136	296,393
Raw materials	242,277	217,812
Total inventories	759,920	689,381

Prepaid expenses and other current assets	227,294	217,809
Total current assets	1,894,940	1,915,507

Property and equipment, at cost:
Land	86,449	84,124
Buildings and improvements	826,406	766,058
Machinery and equipment	3,455,844	3,259,213
Construction in progress	428,897	367,564
Allowance for depreciation	(3,165,034)	(2,931,221)
Property and equipment, net	1,632,562	1,545,738

Right of use assets	119,582	117,953

Deferred income taxes	177,621	159,769

Goodwill	180,378	179,005

Other intangible assets, net	81,896	87,223

Other assets	108,997	105,501
Total assets	$4,195,976	$4,110,696

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	September 27, 2025	December 31, 2024
Liabilities and equity
Current liabilities:
Trade accounts payable	$213,186	$216,313
Payroll and related expenses	179,492	137,101
Lease liabilities	26,323	25,901
Other accrued expenses	274,366	264,471
Income taxes	17,309	64,562
Total current liabilities	710,676	708,348

Long-term debt less current portion	919,698	905,019
Deferred income taxes	94,476	96,363
Long-term lease liabilities	96,036	94,218
Other liabilities	105,630	104,086
Accrued pension and other postretirement costs	186,396	173,700
Total liabilities	2,112,912	2,081,734

Equity:
Common stock	13,416	13,361
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,319,934	1,306,245
Retained earnings	904,818	955,500
Treasury stock (at cost)	(224,590)	(212,062)
Accumulated other comprehensive income (loss)	68,276	(35,292)
Total equity	2,083,064	2,028,962
Total liabilities and equity	$4,195,976	$4,110,696

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	September 27, 2025	September 28, 2024

Net revenues	$790,640	$735,353
Costs of products sold	636,781	584,470
Gross profit	153,859	150,883

Selling, general, and administrative expenses	134,712	128,545
Restructuring and severance costs	-	40,614
Operating income (loss)	19,147	(18,276)

Other income (expense):
Interest expense	(9,525)	(6,596)
Other	2,265	803
Total other income (expense)	(7,260)	(5,793)

Income (loss) before taxes	11,887	(24,069)

Income tax expense (benefit)	19,763	(5,076)

Net loss	(7,876)	(18,993)

Less: net earnings attributable to noncontrolling interests	-	306

Net loss attributable to Vishay stockholders	$(7,876)	$(19,299)

Basic loss per share attributable to Vishay stockholders	$(0.06)	$(0.14)

Diluted loss per share attributable to Vishay stockholders	$(0.06)	$(0.14)

Weighted average shares outstanding - basic	135,720	136,793

Weighted average shares outstanding - diluted	135,720	136,793

Cash dividends per share	$0.10	$0.10

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	September 27, 2025	September 28, 2024

Net loss	$(7,876)	$(18,993)

Other comprehensive income, net of tax

Pension and other post-retirement actuarial items	231	511

Foreign currency translation adjustment	3,420	31,266

Other comprehensive income	3,651	31,777

Comprehensive income (loss)	(4,225)	12,784

Less: comprehensive income attributable to noncontrolling interests	-	306

Comprehensive income (loss) attributable to Vishay stockholders	$(4,225)	$12,478

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 27, 2025	September 28, 2024

Net revenues	$2,268,126	$2,222,871
Costs of products sold	1,830,030	1,738,711
Gross profit	438,096	484,160

Selling, general, and administrative expenses	396,016	381,234
Restructuring and severance costs	-	40,614
Operating income	42,080	62,312

Other income (expense):
Interest expense	(28,903)	(19,749)
Other	6,759	13,901
Total other income (expense)	(22,144)	(5,848)

Income before taxes	19,936	56,464

Income tax expense	29,900	20,134

Net earnings (loss)	(9,964)	36,330

Less: net earnings attributable to noncontrolling interests	-	1,172

Net earnings (loss) attributable to Vishay stockholders	$(9,964)	$35,158

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.07)	$0.26

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.07)	$0.25

Weighted average shares outstanding - basic	135,739	137,281

Weighted average shares outstanding - diluted	135,739	138,039

Cash dividends per share	$0.30	$0.30

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	September 27, 2025	September 28, 2024

Net earnings (loss)	$(9,964)	$36,330

Other comprehensive income, net of tax

Pension and other post-retirement actuarial items	671	(1,297)

Foreign currency translation adjustment	102,897	5,768

Other comprehensive income	103,568	4,471

Comprehensive income	93,604	40,801

Less: comprehensive income attributable to noncontrolling interests	-	1,172

Comprehensive income attributable to Vishay stockholders	$93,604	$39,629

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 27, 2025	September 28, 2024

Operating activities
Net earnings (loss)	$(9,964)	$36,330
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	167,036	155,272
(Gain) loss on disposal of property and equipment	56	(1,168)
Inventory write-offs for obsolescence	25,614	27,163
Deferred income taxes	(7,461)	(13,667)
Stock compensation expense	17,635	14,928
Other	(2,189)	14,506
Change in U.S. transition tax liability	(47,027)	(37,622)
Change in repatriation tax liability	(9,375)	(15,000)
Net change in operating assets and liabilities, net of effects of businesses acquired	(99,379)	(74,696)
Net cash provided by operating activities	34,946	106,046

Investing activities
Capital expenditures	(178,491)	(175,175)
Proceeds from sale of property and equipment	854	1,397
Purchase of businesses, net of cash acquired	-	(200,185)
Purchase of short-term investments	(28,575)	(101,263)
Maturity of short-term investments	45,111	123,561
Other investing activities	(2,336)	(1,220)
Net cash used in investing activities	(163,437)	(352,885)

Financing activities
Principal payments on long-term debt	(41,911)	-
Net proceeds from revolving credit facility	53,000	-
Debt issuance and amendment costs	-	(1,062)
Dividends paid to common stockholders	(37,050)	(37,467)
Dividends paid to Class B common stockholders	(3,629)	(3,629)
Repurchase of common stock held in treasury	(12,538)	(37,784)
Cash withholding taxes paid when shares withheld for vested equity awards	(4,000)	(4,092)
Other financing activities	10,080	-
Net cash used in financing activities	(36,048)	(84,034)
Effect of exchange rate changes on cash and cash equivalents	18,111	1,925

Net decrease in cash and cash equivalents	(146,428)	(328,948)

Cash and cash equivalents at beginning of period	590,286	972,719
Cash and cash equivalents at end of period	$443,858	$643,771

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$13,319	$1,210	$1,291,499	$1,041,372	$(161,656)	$10,337	$2,196,081	$4,725	$2,200,806
Net earnings	-	-	-	30,924	-	-	30,924	519	31,443
Other comprehensive income (loss)	-	-	-	-	-	(20,022)	(20,022)	-	(20,022)
Issuance of stock and related tax withholdings for vested restricted stock units (371,055 shares)	38	-	(4,091)	-	-	-	(4,053)	-	(4,053)
Dividends declared ($0.10 per share)	-	-	13	(13,765)	-	-	(13,752)	-	(13,752)
Stock compensation expense	-	-	5,344	-	-	-	5,344	-	5,344
Repurchase of common stock held in treasury (565,420 shares)	-	-	-	-	(12,538)	-	(12,538)	-	(12,538)
Balance at March 30, 2024	$13,357	$1,210	$1,292,765	$1,058,531	$(174,194)	$(9,685)	$2,181,984	$5,244	$2,187,228
Net earnings	-	-	-	23,533	-	-	23,533	347	23,880
Other comprehensive income (loss)	-	-	-	-	-	(7,284)	(7,284)	-	(7,284)
Issuance of stock and related tax withholdings for vested restricted stock units (19,809 shares)	1	-	(6)	-	-	-	(5)	-	(5)
Dividends declared ($0.10 per share)	-	-	13	(13,713)	-	-	(13,700)	-	(13,700)
Stock compensation expense	-	-	3,949	-	-	-	3,949	-	3,949
Repurchase of common stock held in treasury (554,587 shares)	-	-	-	-	(12,622)	-	(12,622)	-	(12,622)
Balance at June 29, 2024	$13,358	$1,210	$1,296,721	$1,068,351	$(186,816)	$(16,969)	$2,175,855	$5,591	$2,181,446
Net earnings (loss)	-	-	-	(19,299)	-	-	(19,299)	306	(18,993)
Other comprehensive income	-	-	-	-	-	31,777	31,777	-	31,777
Issuance of stock and related tax withholdings for vested restricted stock units (4,149 shares)	-	-	(34)	-	-	-	(34)	-	(34)
Dividends declared ($0.10 per share)	-	-	13	(13,657)	-	-	(13,644)	-	(13,644)
Stock compensation expense	-	-	5,635	-	-	-	5,635	-	5,635
Repurchase of common stock held in treasury (577,325 shares)	-	-	-	-	(12,624)	-	(12,624)	-	(12,624)
Balance at September 28, 2024	$13,358	$1,210	$1,302,335	$1,035,395	$(199,440)	$14,808	$2,167,666	$5,897	$2,173,563

 Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity (continued)
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$13,361	$1,210	$1,306,245	$955,500	$(212,062)	$(35,292)	$2,028,962	$-	$2,028,962
Net earnings (loss)	-	-	-	(4,092)	-	-	(4,092)	-	(4,092)
Other comprehensive income	-	-	-	-	-	31,204	31,204	-	31,204
Issuance of stock and related tax withholdings for vested restricted stock units (506,430 shares)	50	-	(3,943)	-	-	-	(3,893)	-	(3,893)
Dividends declared ($0.10 per share)	-	-	13	(13,575)	-	-	(13,562)	-	(13,562)
Stock compensation expense	-	-	6,051	-	-	-	6,051	-	6,051
Repurchase of common stock held in treasury (728,560 shares)	-	-	-	-	(12,538)	-	(12,538)	-	(12,538)
Balance at March 29, 2025	$13,411	$1,210	$1,308,366	$937,833	$(224,600)	$(4,088)	$2,032,132	$-	$2,032,132
Net earnings	-	-	-	2,004	-	-	2,004	-	2,004
Other comprehensive income	-	-	-	-	-	68,713	68,713	-	68,713
Issuance of stock and related tax withholdings for vested restricted stock units (35,366 shares)	4	-	(68)	-	-	-	(64)	-	(64)
Dividends declared ($0.10 per share)	-	-	13	(13,570)	-	-	(13,557)	-	(13,557)
Stock compensation expense	-	-	5,685	-	-	-	5,685	-	5,685
Other	-	-	70	-	8	-	78	-	78
Balance at June 28, 2025	$13,415	$1,210	$1,314,066	$926,267	$(224,592)	$64,625	$2,094,991	$-	$2,094,991
Net earnings (loss)	-	-	-	(7,876)	-	-	(7,876)	-	(7,876)
Other comprehensive income	-	-	-	-	-	3,651	3,651	-	3,651
Issuance of stock and related tax withholdings for vested restricted stock units (4,453 shares)	1	-	(44)	-	-	-	(43)	-	(43)
Dividends declared ($0.10 per share)	-	-	13	(13,573)	-	-	(13,560)	-	(13,560)
Stock compensation expense	-	-	5,899	-	-	-	5,899	-	5,899
Other	-	-	-	-	2	-	2	-	2
Balance at September 27, 2025	$13,416	$1,210	$1,319,934	$904,818	$(224,590)	$68,276	$2,083,064	$-	$2,083,064

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The results of operations for the fiscal quarter and nine fiscal months ended September 27, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the nine fiscal months ended September 27, 2025 include an $11,293 benefit recognized in the second fiscal quarter of 2025 upon the favorable resolution of a contingency.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Note 2 – Restructuring and Related Activities

In September 2024, the Company announced the implementation of restructuring actions designed to optimize the Company’s manufacturing footprint and streamline business decision making.

The following table summarizes activity to date related to this program:
Expense recorded in 2024	$40,614
Utilized	(8,734)
Foreign currency translation	(1,292)
Balance at December 31, 2024	$30,588
Utilized	(11,978)
Foreign currency translation	1,741
Balance at September 27, 2025	$20,351

Severance payment terms vary by country, but are generally paid in a lump sum at cessation of employment.  Some payments are made over an extended period.  Substantially all of the liability is current and is included in other accrued expenses in the accompanying consolidated condensed balance sheet.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Leases

The net right of use assets and lease liabilities recognized on the consolidated condensed balance sheets for the Company's operating leases were as follows:

	September 27, 2025	December 31, 2024
Right of use assets
Operating Leases
Buildings and improvements	$114,128	$112,528
Machinery and equipment	5,454	5,425
Total	$119,582	$117,953
Current lease liabilities
Operating Leases
Buildings and improvements	$23,351	$22,993
Machinery and equipment	2,972	2,908
Total	$26,323	$25,901
Long-term lease liabilities
Operating Leases
Buildings and improvements	$93,632	$91,772
Machinery and equipment	2,404	2,446
Total	$96,036	$94,218
Total lease liabilities	$122,359	$120,119

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated condensed statements of operations is as follows:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Lease expense
Operating lease expense	$7,334	$7,553	$21,418	$22,312
Short-term lease expense	543	262	1,496	738
Variable lease expense	96	120	489	482
Total lease expense	$7,973	$7,935	$23,403	$23,532

The Company paid $21,824 and $22,618 for its operating leases in the nine fiscal months ended September 27, 2025 and September 28, 2024, respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.6 years and the weighted-average discount rate is 6.7% as of September 27, 2025.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

September 27, 2025
2025 (excluding the nine fiscal months ended September 27, 2025)	$7,070
2026	25,917
2027	23,066
2028	17,979
2029	15,466
Thereafter	71,431

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 4 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended September 27, 2025 and September 28, 2024 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

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

On July 4, 2025, H.R. 1 (“the  Act”), a tax reconciliation act, was enacted into law in the United States.  The Act did not change the U.S. federal tax rate and most of the provisions of the Act are effective for tax years beginning after December 31, 2025.  The Company has recorded no change to the deferred U.S. taxes directly related to the Act.  The Act allows the deduction in tax year 2025, or in tax years 2025 and 2026, of previously capitalized research and development costs.  The Company anticipates that these additional tax deductions will preclude the utilization of a U.S. foreign tax credit ("FTC") that is due to expire in 2028. As an indirect result of this change in tax law, the Company recorded a valuation allowance of $9,420 on the deferred tax asset related to this FTC.

In the third fiscal quarter of 2025, the Federal Republic of Germany enacted tax legislation decreasing the federal tax rate beginning in 2028 by 1% per year for five years.  The Company recorded deferred tax expense of $4,237 to reduce the carrying amount of deferred tax assets in Germany based on these new rates.

The Company repatriated $75,000 of accumulated earnings to the United States in the second fiscal quarter of 2025 and paid withholding taxes, in Israel, of $9,375.  The withholding tax expense for the repatriation was recorded in prior years.

During the nine fiscal months ended September 27, 2025, the liabilities for unrecognized tax benefits decreased $682 on a net basis, primarily due to statute expirations, settlements, and payments, partially offset by accruals and foreign currency adjustments for the current period.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	September 27, 2025	December 31, 2024

Credit facility	$189,000	$136,000
Convertible senior notes, due 2025	-	41,911
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(19,302)	(22,892)
	919,698	905,019
Less current portion	-	-
	$919,698	$905,019

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2030 as of September 27, 2025:

2030 Notes
Issuance date	September 12, 2023
Maturity date	September 15, 2030
Principal amount as of September 27, 2025	$750,000
Cash coupon rate (per annum)	2.25%
Conversion rate (per $1 principal amount)	33.1609
Effective conversion price (per share)	$30.16
130% of the current effective conversion price (per share)	$39.21

The convertible senior notes due 2025 matured on June 15, 2025.  Upon maturity, $41,911 aggregate principal amount of the convertible senior notes due 2025 were settled in cash, funded by borrowings on the revolving credit facility.  No shares were issued to settle the convertible senior notes due 2025.

Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $1,195 and $3,613 for the fiscal quarter and nine fiscal months ended September 27, 2025, respectively, and $1,249 and $3,675 for the fiscal quarter and nine fiscal months ended September 28, 2024.

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

The following table summarizes activity pursuant to this policy:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Dividends paid to stockholders	$13,560	$13,644	$40,679	$41,096
Stock repurchases	-	12,624	12,538	37,784
Total	$13,560	$26,268	$53,217	$78,880

The repurchased shares are being held as treasury stock.  The number of shares of common stock being held as treasury stock was 10,662,155 and 9,933,595 as of September 27, 2025 and December 31, 2024, respectively.

Note 7 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Beginning balance	$43,994	$44,493	$43,445	$47,760
Sales allowances	18,688	21,969	66,764	68,200
Credits issued	(22,493)	(24,448)	(71,192)	(73,635)
Foreign currency	(384)	456	788	145
Ending balance	$39,805	$42,470	$39,805	$42,470

Note 8 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2025	$(10,956)	$(24,336)	$(35,292)
Other comprehensive income (loss) before reclassifications	-	102,897	$102,897
Tax effect	-	-	$-
Other comprehensive income before reclassifications, net of tax	-	102,897	$102,897
Amounts reclassified out of AOCI	832	-	$832
Tax effect	(161)	-	$(161)
Amounts reclassified out of AOCI, net of tax	671	-	$671
Net other comprehensive income (loss)	$671	$102,897	$103,568
Balance at September 27, 2025	$(10,285)	$78,561	$68,276

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2025 and 2024 for the Company’s defined benefit pension plans:

	Fiscal quarter ended September 27, 2025		Fiscal quarter ended September 28, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$776	$-	$783
Interest cost	380	1,623	381	1,688
Expected return on plan assets	-	(566)	-	(586)
Amortization of prior service cost	2	37	16	57
Amortization of losses (gains)	-	262	(108)	463
Curtailment and settlement losses	-	24	-	102
Net periodic benefit cost	$382	$2,156	$289	$2,507

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 27, 2025 and September 28, 2024 for the Company’s defined benefit pension plans:

	Nine fiscal months ended September 27, 2025		Nine fiscal months ended September 28, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$2,270	$-	$2,349
Interest cost	1,140	4,693	1,144	5,038
Expected return on plan assets	-	(1,666)	-	(1,764)
Amortization of prior service cost	4	107	49	171
Amortization of losses (gains)	-	762	(325)	1,373
Curtailment and settlement losses	-	71	-	308
Net periodic benefit cost	$1,144	$6,237	$868	$7,475

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2025 and 2024 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended September 27, 2025		Fiscal quarter ended September 28, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$4	$61	$6	$61
Interest cost	51	62	53	62
Amortization of losses (gains)	(52)	15	(60)	21
Net periodic benefit cost	$3	$138	$(1)	$144

The following table shows the components of the net periodic pension cost for the nine fiscal months ended September 27, 2025 and September 28, 2024 for the Company’s other postretirement benefit plans:

	Nine fiscal months ended September 27, 2025		Nine fiscal months ended September 28, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$14	$176	$16	$181
Interest cost	152	178	158	184
Amortization of losses (gains)	(156)	44	(180)	62
Net periodic benefit cost	$10	$398	$(6)	$427

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Restricted stock units ("RSUs")	$5,899	$5,635	$17,552	14,810
Phantom stock units	-	-	83	118
Total	$5,899	$5,635	$17,635	14,928

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at September 27, 2025 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$32,559	2.0
Phantom stock units	-	n/a
Total	$32,559

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity under the Company's stock incentive programs as of September 27, 2025 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2025	2,628	$21.37
Granted*	1,889	15.11
Vested**	(772)	21.78
Cancelled or forfeited	(203)	19.89
Outstanding at September 27, 2025	3,542	$18.03

Expected to vest at September 27, 2025	2,571

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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2026	-	137	137
January 1, 2027	-	533	533
January 1, 2028	569	301	870
March 1, 2029	175	-	175

Phantom Stock Units

Phantom stock unit activity as of September 27, 2025 and changes during the nine fiscal months then ended are presented below (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2025	128
Granted	5	$16.69
Dividend equivalents issued	3
Outstanding at September 27, 2025	136

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Segment Information

The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate/ Other	Total
Fiscal quarter ended September 27, 2025:
Net revenues	$167,133	$149,628	$55,590	$195,707	$91,990	$130,592	$-	$790,640

Cost of products sold (excluding depreciation)	$136,338	$107,150	$38,855	$145,064	$59,469	$99,697	$-	$586,573
Depreciation expense in costs of products sold	13,985	12,088	4,023	11,260	4,240	4,612	-	50,208
Total costs of products sold	$150,323	$119,238	$42,878	$156,324	$63,709	$104,309	$-	$636,781
Gross profit	$16,810	$30,390	$12,712	$39,383	$28,281	$26,283	$-	$153,859

Segment operating expenses	$23,207	$7,616	$5,518	$9,506	$3,802	$6,407	$-	$56,056
Segment operating income (loss)	$(6,397)	$22,774	$7,194	$29,877	$24,479	$19,876	$-	$97,803

Total depreciation expense	$14,691	$12,377	$4,142	$11,463	$4,294	$4,656	$2,385	$54,008
Capital expenditures	32,225	7,796	2,292	3,876	738	4,754	643	52,324

Total assets as of September 27, 2025:	$1,145,176	$715,379	$357,933	$946,334	$319,553	$457,475	$254,126	$4,195,976

Fiscal quarter ended September 28, 2024:
Net revenues	$147,134	$145,183	$63,227	$180,889	$90,253	$108,667	$-	$735,353

Cost of products sold (excluding depreciation)	$117,080	$104,400	$47,752	$129,691	$58,516	$79,964	$-	$537,403
Depreciation expense in cost of products sold	12,876	11,538	3,927	10,547	4,371	3,808	-	47,067
Total cost of products sold	$129,956	$115,938	$51,679	$140,238	$62,887	$83,772	$-	$584,470
Gross profit	$17,178	$29,245	$11,548	$40,651	$27,366	$24,895	$-	$150,883

Segment operating expenses	$21,443	$6,497	$5,395	$8,346	$3,717	$5,978	$-	$51,376
Segment operating income (loss)	$(4,265)	$22,748	$6,153	$32,305	$23,649	$18,917	$-	$99,507

Total depreciation expense	$13,446	$11,811	$4,042	$10,742	$4,388	$3,852	$2,223	$50,504
Capital expenditures	33,375	7,989	1,566	8,021	2,314	4,923	1,339	59,527

Total assets as of September 28, 2024:	$1,082,808	$745,232	$354,035	$1,007,259	$345,603	$442,753	$242,668	$4,220,358

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate/ Other	Total
Nine fiscal months ended September 27, 2025:
Net revenues	$457,879	$438,533	$160,877	$569,976	$271,786	$369,075	$-	$2,268,126

Cost of products sold (excluding depreciation)	$379,391	$315,749	$113,109	$412,866	$186,345	$276,294	$-	$1,683,754
Depreciation expense in costs of products sold	40,693	34,834	11,798	33,043	12,727	13,181	-	146,276
Total costs of products sold	$420,084	$350,583	$124,907	$445,909	$199,072	$289,475	$-	$1,830,030
Gross profit	$37,795	$87,950	$35,970	$124,067	$72,714	$79,600	$-	$438,096

Segment operating expenses	$67,411	$21,794	$16,542	$28,130	$11,384	$19,465	$-	$164,726
Segment operating income (loss)	$(29,616)	$66,156	$19,428	$95,937	$61,330	$60,135	$-	$273,370

Total depreciation expense	$42,605	$35,777	$12,140	$33,635	$12,868	$13,312	$6,868	$157,205
Capital expenditures	124,530	15,934	7,047	12,567	2,343	13,753	2,317	178,491

Nine fiscal months ended September 28, 2024:
Net revenues	$455,360	$440,578	$165,436	$548,583	$272,965	$339,949	$-	$2,222,871

Cost of products sold (excluding depreciation)	$354,781	$313,868	$121,116	$389,481	$177,883	$244,939	$-	$1,602,068
Depreciation expense in cost of products sold	36,359	34,096	11,566	30,798	12,645	11,179	-	136,643
Total cost of products sold	$391,140	$347,964	$132,682	$420,279	$190,528	$256,118	$-	$1,738,711
Gross profit	$64,220	$92,614	$32,754	$128,304	$82,437	$83,831	$-	$484,160

Segment operating expenses	$58,604	$19,441	$16,415	$24,967	$11,060	$17,419	$-	$147,906
Segment operating income	$5,616	$73,173	$16,339	$103,337	$71,377	$66,412	$-	$336,254

Total depreciation expense	$37,757	$34,988	$11,865	$31,327	$12,705	$11,334	$6,669	$146,645
Capital expenditures	99,508	25,232	3,991	26,609	5,777	10,627	3,431	175,175

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Reconciliation:
Segment Operating Income	$97,803	$99,507	$273,370	$336,254
Restructuring and Severance Costs	-	(40,614)	-	(40,614)
Unallocated Selling, General, and Administrative Expenses	(78,656)	(77,169)	(231,290)	(233,328)
Consolidated Operating Income (Loss)	$19,147	$(18,276)	$42,080	$62,312
Unallocated Other Income (Expense)	(7,260)	(5,793)	(22,144)	(5,848)
Consolidated Income (Loss) Before Taxes	$11,887	$(24,069)	$19,936	$56,464

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company has a broad line of products that it sells to original equipment manufacturers ("OEMs"), electronic manufacturing services ("EMS") companies, and independent distributors.  The distribution of sales by channel is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Distributors	$445,597	$406,468	$1,264,249	$1,200,456
OEMs	294,146	278,801	849,747	871,739
EMS companies	50,897	50,084	154,130	150,676
Total Revenue	$790,640	$735,353	$2,268,126	$2,222,871

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Asia	$340,255	$289,577	$942,313	$857,073
Europe	258,763	256,296	770,583	793,183
Americas	191,622	189,480	555,230	572,615
Total Revenue	$790,640	$735,353	$2,268,126	$2,222,871

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and medical end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Industrial	$271,880	$243,610	$783,834	$753,872
Automotive	286,606	279,597	811,141	834,998
Military and Aerospace	79,139	81,264	235,944	245,189
Medical	38,794	37,010	113,225	110,855
Other	114,221	93,872	323,982	277,957
Total Revenue	$790,640	$735,353	$2,268,126	$2,222,871

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Numerator:
Net earnings (loss) attributable to Vishay stockholders	$(7,876)	$(19,299)	$(9,964)	$35,158

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	135,586	136,667	135,606	137,155
Outstanding phantom stock units	134	126	133	126
Adjusted weighted average shares	135,720	136,793	135,739	137,281

Effect of dilutive securities:
Restricted stock units	-	-	-	758
Dilutive potential common shares	-	-	-	758

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	135,720	136,793	135,739	138,039

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.06)	$(0.14)	$(0.07)	$0.26

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.06)	$(0.14)	$(0.07)	$0.25

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restricted stock units	3,542	2,646	3,246	243

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 13 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
September 27, 2025
Assets:
Assets held in rabbi trusts	$54,825	$22,582	$32,243	$-
Available for sale securities	$4,635	4,635	-	-
	$59,460	$27,217	$32,243	$-

Liability:
Acquisitions contingent consideration	$3,522	$-	$-	$3,522

December 31, 2024
Assets:
Assets held in rabbi trusts	$53,508	$24,518	$28,990	$-
Available for sale securities	$4,043	4,043	-	-
	$57,551	$28,561	$28,990	$-

Liability:
Acquisitions contingent consideration	$3,801	$-	$-	$3,801

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

The fair value of the long-term debt, excluding the derivative liabilities and deferred financing costs, at September 27, 2025 and December 31, 2024 is approximately $874,800 and $850,600, respectively, compared to its carrying value, excluding the deferred financing costs, of $939,000 and $927,911, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
At September 27, 2025 and December 31, 2024, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At September 27, 2025 and December 31, 2024, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using Level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company enters into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contract was $25,000 as of September 27, 2025.  The Company has not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of the contract is recognized in the consolidated condensed statements of operations as a component of other income (expense).  The Company estimates the fair value of the forward contract based on applicable and commonly used pricing models using current market information and is considered a Level 2 measurement within the fair value hierarchy.  Due to the timing of the forward contract, the value of the forward contract was immaterial as of September 27, 2025.  The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes.

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

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics were mixed versus the prior fiscal quarter and the prior year period.  Net revenues increased versus the prior fiscal quarter and the prior year period, but margins were flat versus the prior fiscal quarter and lower versus the prior year period.  Margins were negatively impacted by lower average selling prices, higher metals and other input costs, and tariffs.

Net revenues for the fiscal quarter ended September 27, 2025 were $790.6 million, compared to $762.3 million and $735.4 million for the fiscal quarters ended June 28, 2025 and September 28, 2024, respectively.  The net loss attributable to Vishay stockholders for the fiscal quarter ended September 27, 2025 was $(7.9) million, or $(0.06) per share, compared to net earnings of $2.0 million, or $0.01 per diluted share for the fiscal quarter ended June 28, 2025, and a net loss of $(19.3) million, or $(0.14) per share for the fiscal quarter ended September 28, 2024.

Net revenues for the nine fiscal months ended September 27, 2025 were $2,268.1 million, compared to $2,222.9 million for the nine fiscal months ended September 28, 2024.  The net loss attributable to Vishay stockholders for the nine fiscal months ended September 27, 2025 was $(10.0) million, or $(0.07) per share, compared to net earnings of $35.2 million, or $0.25 per diluted share for the nine fiscal months ended September 28, 2024.

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

Net earnings (loss) attributable to Vishay stockholders include items affecting comparability. The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Nine fiscal months ended
	September 27, 2025	June 28, 2025	September 28, 2024	September 27, 2025	September 28, 2024

GAAP net earnings (loss) attributable to Vishay stockholders	$(7,876)	$2,004	$(19,299)	$(9,964)	$35,158

Reconciling items affecting operating income (loss):
Favorable resolution of contingency	$-	$(11,293)	$-	$(11,293)	$-
Restructuring and severance costs	-	-	40,614	-	40,614

Reconciling items affecting tax expense (benefit):
Changes in tax laws and regulations	$13,657	$-	$-	$13,657	$-
Tax effect of pre-tax items above	-	-	(10,299)	-	(10,299)

Adjusted net earnings (loss)	$5,781	$(9,289)	$11,016	$(7,600)	$65,473

Adjusted weighted average diluted shares outstanding	136,582	135,702	137,558	135,740	138,039

Adjusted earnings (loss) per diluted share	$0.04	$(0.07)	$0.08	$(0.06)	$0.47

The following table reconciles gross profit by segment to consolidated gross profit (in thousands).

	Fiscal quarters ended			Nine fiscal months ended
	September 27, 2025	June 28, 2025	September 28, 2024	September 27, 2025	September 28, 2024

MOSFETs	$16,810	$9,379	$17,178	$37,795	$64,220
Diodes	30,390	29,538	29,245	87,950	92,614
Optoelectronic Components	12,712	12,558	11,548	35,970	32,754
Resistors	39,383	44,330	40,651	124,067	128,304
Inductors	28,281	26,836	27,366	72,714	82,437
Capacitors	26,283	26,042	24,895	79,600	83,831
Gross profit	$153,859	$148,683	$150,883	$438,096	$484,160

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

	Fiscal quarters ended			Nine fiscal months ended
	September 27, 2025	June 28, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net cash provided by (used in) continuing operating activities	$27,639	$(8,791)	$50,565	$34,946	$106,046
Proceeds from sale of property and equipment	360	215	132	854	1,397
Less: Capital expenditures	(52,324)	(64,598)	(59,527)	(178,491)	(175,175)
Free cash	$(24,325)	$(73,174)	$(8,830)	$(142,691)	$(67,732)

Our accelerated investments to expand capacity have positioned us to be able to better serve our customers and capture the early stages of upturns in end market demand.  The long-term outlook of our business remains strong, although our results are weaker than our prior year results.

Stockholder Return Policy

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.  The policy sets forth our intention, but does not obligate us to acquire any shares of common stock or declare any dividends, and the policy may be terminated or suspended at any time at our discretion, in accordance with applicable laws and regulations.  We expect negative free cash flow for the fiscal year ending December 31, 2025 due to our capacity expansion plans.  As a result, we expect to maintain our dividend and opportunistically repurchase shares based on U.S. available liquidity in line with this policy.  We did not repurchase any shares of common stock in the third fiscal quarter.  We expect to be in compliance with our Stockholder Return Policy without repurchasing any additional shares in 2025.

Tariff Impact

Tariffs have impacted our current period results and will impact our future results.  The tariff rates and application are currently unsettled and any potential demand distraction is not able to be estimated at this time.  Historically, we have charged tariff adders to customers to offset increased costs.  The gross profit impact of the tariffs and tariff adders is approximately zero, but they negatively impact gross profit margin.  The net impact of tariffs on gross profit margin in the third fiscal quarter was (50) basis points.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2024 through the third fiscal quarter of 2025 (dollars in thousands):

	3rd Quarter 2024	4th Quarter 2024	1st Quarter 2025	2nd Quarter 2025	3rd Quarter 2025

Net revenues	$735,353	$714,716	$715,236	$762,250	$790,640

Gross profit margin	20.5%	19.9%	19.0%	19.5%	19.5%

Operating margin(1)	(2.5)%	(7.9)%	0.1%	2.9%	2.4%

End-of-period backlog	$1,075,800	$1,051,500	$1,124,300	$1,174,900	$1,152,700

Book-to-bill ratio	0.88	1.01	1.08	1.02	0.97

Inventory turnover	3.4	3.3	3.3	3.3	3.3

Change in ASP vs. prior quarter	(1.0)%	(0.6)%	(1.3)%	0.0%	(0.3)%
_________________________________________

(1) Operating margin for the second fiscal quarter of 2025 includes an $11.3 million gain recognized upon the favorable resolution of a contingency (see Note 1 to our consolidated condensed financial statements).  Operating margin for the fourth fiscal quarter of 2024 includes $66.5 million of goodwill impairment charges.  Operating margin for the third fiscal quarter of 2024 includes $40.6 million of restructuring and severance expenses (see Note 2 to our consolidated condensed financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and prior year quarter.  The increases versus the prior fiscal quarter and prior year quarter are primarily due to higher sales volume and favorable foreign currency impacts.  The book-to-bill ratio decreased slightly versus the prior fiscal quarter.  Backlog was relatively flat versus the prior fiscal quarter and increased versus the prior year quarter.  We continue to increase capacity for critical product lines.  Average selling prices, including tariff adders, decreased versus the prior fiscal quarter and prior year quarter.

Gross profit margin in the third fiscal quarter was negatively impacted by higher tariffs and metals prices and unfavorable foreign currency fluctuations.  Gross profit margin was flat versus the prior fiscal quarter, but decreased versus the prior year quarter.  The decrease versus the prior year quarter is primarily due to lower average selling prices, impact of tariffs, and higher metals prices.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2024 through the third fiscal quarter of 2025 (dollars in thousands):

	3rd Quarter 2024	4th Quarter 2024	1st Quarter 2025	2nd Quarter 2025	3rd Quarter 2025
MOSFETs
Net revenues	$147,134	$146,619	$142,113	$148,633	$167,133

Book-to-bill ratio	0.84	0.98	1.32	1.00	0.86

Gross profit margin	11.7%	15.6%	8.2%	6.3%	10.1%

Segment operating margin	(2.9)%	0.8%	(6.1)%	(9.7)%	(3.8)%

Diodes
Net revenues	$145,183	$141,397	$140,963	$147,942	$149,628

Book-to-bill ratio	0.74	1.00	0.99	0.93	1.07

Gross profit margin	20.1%	20.2%	19.9%	20.0%	20.3%

Segment operating margin	15.7%	16.1%	15.0%	15.0%	15.2%

Optoelectronic Components
Net revenues	$63,227	$46,932	$51,168	$54,119	$55,590

Book-to-bill ratio	0.77	1.00	0.90	1.05	0.93

Gross profit margin	18.3%	11.7%	20.9%	23.2%	22.9%

Segment operating margin	9.7%	1.1%	10.6%	12.6%	12.9%

Resistors
Net revenues	$180,889	$177,031	$179,500	$194,769	$195,707

Book-to-bill ratio	0.95	0.91	1.00	0.91	0.92

Gross profit margin	22.5%	17.3%	22.5%	22.8%	20.1%

Segment operating margin	17.9%	12.7%	17.4%	17.9%	15.3%

Inductors
Net revenues	$90,253	$83,390	$84,121	$95,675	$91,990

Book-to-bill ratio	0.83	1.01	1.02	0.91	0.99

Gross profit margin	30.3%	29.6%	20.9%	28.0%	30.7%

Segment operating margin	26.2%	25.0%	16.5%	24.0%	26.6%

Capacitors
Net revenues	$108,667	$119,347	$117,371	$121,112	$130,592

Book-to-bill ratio	1.10	1.21	1.13	1.40	1.07

Gross profit margin	22.9%	25.1%	23.2%	21.5%	20.1%

Segment operating margin	17.4%	20.0%	17.5%	16.3%	15.2%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Nine fiscal months ended
	September 27, 2025	June 28, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of products sold	80.5%	80.5%	79.5%	80.7%	78.2%
Gross profit	19.5%	19.5%	20.5%	19.3%	21.8%
Selling, general & administrative expenses	17.0%	16.6%	17.5%	17.5%	17.2%
Operating income (loss)	2.4%	2.9%	(2.5)%	1.9%	2.8%
Income (loss) before taxes and noncontrolling interest	1.5%	1.6%	(3.3)%	0.9%	2.5%
Net earnings (loss) attributable to Vishay stockholders	(1.0)%	0.3%	(2.6)%	(0.4)%	1.6%
________
Effective tax rate	166.3%	83.7%	21.1%	150.0%	35.7%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 27, 2025	June 28, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenues	$790,640	$762,250	$735,353	$2,268,126	$2,222,871

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 27, 2025		Nine fiscal months ended September 27, 2025
	Change in net revenues	% change	Change in net revenues	% change
June 28, 2025	$28,390	3.7%	n/a	n/a
September 28, 2024	$55,287	7.5%	$45,255	2.0%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	3.1%	7.4%	3.1%
Decrease in average selling prices	(0.3)%	(1.8)%	(2.2)%
Foreign currency effects	1.0%	2.0%	0.8%
Acquisitions	0.0%	0.1%	0.4%
Other	(0.1)%	(0.2)%	(0.1)%
Net change	3.7%	7.5%	2.0%

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

Gross Profit Margins

Gross profit margins for the fiscal quarter ended September 27, 2025 were 19.5%, versus 19.5% and 20.5%, for the comparable prior quarter and prior year quarter, respectively.  Gross profit margins for the nine fiscal months ended September 27, 2025 were 19.3%, versus 21.8% for the comparable prior year period.  Gross profit margin in the third fiscal quarter was negatively impacted by higher tariffs and metals prices and unfavorable foreign currency fluctuations.  Gross profit margin was flat versus the prior fiscal quarter, but decreased versus the prior year quarter.  The decrease versus the prior year quarter is primarily due to lower average selling prices, impact of tariffs, and higher metals prices.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 27, 2025	June 28, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net revenues	$167,133	$148,633	$147,134	$457,879	$455,360
Gross profit margin	10.1%	6.3%	11.7%	8.3%	14.1%
Segment operating margin	(3.8)%	(9.7)%	(2.9)%	(6.5)%	1.2%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 27, 2025		Nine fiscal months ended September 27, 2025
	Change in net revenues	% change	Change in net revenues	% change
June 28, 2025	$18,500	12.4%	n/a	n/a
September 28, 2024	$19,999	13.6%	$2,519	0.6%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	12.8%	21.6%	6.9%
Decrease in average selling prices	(0.9)%	(7.3)%	(6.6)%
Foreign currency effects	0.5%	1.0%	0.4%
Acquisition	0.0%	0.0%	0.4%
Other	0.0%	(1.7)%	(0.5)%
Net change	12.4%	13.6%	0.6%

Net revenues of the MOSFETs segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution and OEM customers, automotive and computing end market customers, and customers in the Asia region.  The increases versus the prior year periods are primarily due to increased sales to distribution customers, computing end market customers, and customers in the Asia region.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales volume and lower variable costs, partially offset by lower average selling prices.  The decreases versus the prior year periods are primarily due to lower average selling prices.  Costs associated with the Newport wafer fab also contributed to the decrease versus the prior year-to-date period.

Segment operating margin increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The changes are primarily due to changes in gross profit.

Average selling prices decreased versus the prior fiscal quarter and the prior year periods.

Diodes

Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 27, 2025	June 28, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net revenues	$149,628	$147,942	$145,183	$438,533	$440,578
Gross profit margin	20.3%	20.0%	20.1%	20.1%	21.0%
Segment operating margin	15.2%	15.0%	15.7%	15.1%	16.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 27, 2025		Nine fiscal months ended September 27, 2025
	Change in net revenues	% change	Change in net revenues	% change
June 28, 2025	$1,686	1.1%	n/a	n/a
September 28, 2024	$4,445	3.1%	$(2,045)	(0.5)%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	0.5%	4.2%	3.4%
Change in average selling prices	0.3%	(2.2)%	(4.2)%
Foreign currency effects	0.7%	1.5%	0.6%
Other	(0.4)%	(0.4)%	(0.3)%
Net change	1.1%	3.1%	(0.5)%

Net revenues of the Diodes segment increased versus the prior fiscal quarter and prior year quarter, but decreased versus the prior year-to-date period.  The increase versus the prior fiscal quarter is primarily due to increased sales to OEM customers, automotive end market customers, and customers in the Europe and Americas regions.  The increase versus the prior year quarter is primarily due to increased sales to distribution and OEM customers, industrial and telecommunications end market customers, and customers in the Europe region.  The decrease versus the prior year-to-date period is primarily due to decreased sales to OEM customers, automotive end market customers, and customers in the Americas region, partially offset by increased sales to distribution customers, industrial end market customers, and customers in the Europe region.

Gross profit margin increased slightly versus the prior fiscal quarter and prior year quarter, but decreased versus the prior year-to-date period.  The increases versus the prior fiscal quarter and prior year quarter are primarily due to higher sales volume and lower variable costs.  The decrease versus the prior year-to-date period is primarily due to lower average selling prices, partially offset by higher sales volume and lower variable costs.

Segment operating margin increased slightly versus the prior fiscal quarter, but decreased versus the prior year periods.  The changes are primarily due to changes in gross profit.

Average selling prices increased versus the prior fiscal quarter, but decreased versus prior year periods.

Optoelectronic Components

Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended						Nine fiscal months ended
	September 27, 2025		June 28, 2025		September 28, 2024		September 27, 2025	September 28, 2024

Net revenues	$	$ 55,590	$	$ 54,119	$	$ 63,227	$160,877	$165,436
Gross profit margin		22.9%		23.2%		18.3%	22.4%	19.8%
Segment operating margin		12.9%		12.6%		9.7%	12.1%	9.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 27, 2025		Nine fiscal months ended September 27, 2025
	Change in net revenues	% change	Change in net revenues	% change
June 28, 2025	$1,471	2.7%	n/a	n/a
September 28, 2024	$(7,637)	(12.1)%	(4,559)	(2.8)%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	2.0%	(13.3)%	(3.5)%
Decrease in average selling prices	(0.7)%	(1.0)%	(0.6)%
Foreign currency effects	1.5%	2.5%	1.3%
Other	(0.1)%	(0.3)%	0.0%
Net change	2.7%	(12.1)%	(2.8)%

Net revenues of the Optoelectronic Components segment increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers and automotive and industrial end market customers.  The decrease versus the prior year quarter is primarily due to decreased sales to distribution and OEM customers, medical, industrial, and telecommunications end market customers, and customers in the Asia region.  The decrease versus the prior year-to-date period is primarily due to decreased sales to OEM and distribution customers, medical end market customers, and customers in all regions,  slightly offset by increased sales to industrial end market customers.

Gross margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower average selling prices and higher fixed costs.  The increase versus the prior year quarter is primarily due to lower fixed and variable costs, partially offset by lower sales volume.  The increase versus the prior year-to-date period is primarily due to lower fixed and variable costs and less inventory obsolescence.

Segment operating margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to changes in gross profit.

Average selling prices decreased versus the prior fiscal quarter and prior year periods.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 27, 2025	June 28, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net revenues	$195,707	$194,769	$180,889	$569,976	$548,583
Gross profit margin	20.1%	22.8%	22.5%	21.8%	23.4%
Segment operating margin	15.3%	17.9%	17.9%	16.8%	18.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 27, 2025		Nine fiscal months ended September 27, 2025
	Change in net revenues	% change	Change in net revenues	% change
June 28, 2025	$938	0.5%	n/a	n/a
September 28, 2024	$14,818	8.2%	$21,393	3.9%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Change in volume	(1.8)%	5.9%	3.4%
Change in average selling prices	1.0%	(0.2)%	(1.0)%
Foreign currency effects	1.3%	2.5%	1.0%
Acquisition	0.0%	0.0%	0.5%
Net change	0.5%	8.2%	3.9%

Net revenues of the Resistors segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to OEM customers, automotive and computing end market customers, and customers in the Europe region, partially offset by decreased sales to distribution customers.  The increase versus the prior year quarter is primarily due to increased sales to distribution and OEM customers, industrial and automotive end market customers, and customers in all regions.  The increase versus the prior year-to-date period is primarily due to increased sales to distribution customers, industrial, military and aerospace, and automotive end market customers, and customers in the Asia and Americas regions.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower sales volume and higher materials costs.  The decreases versus the prior year periods are primarily due to lower average selling prices and higher materials costs, partially offset by higher sales volume.

Segment operating margin decreased versus the prior fiscal quarter and prior year periods.  The decreases are primarily due to changes in gross profit.

Average selling prices, including tariff adders, increased versus the prior fiscal quarter and decreased versus the prior year periods.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses.

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 27, 2025	June 28, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net revenues	$91,990	$95,675	$90,253	$271,786	$272,965
Gross profit margin	30.7%	28.0%	30.3%	26.8%	30.2%
Segment operating margin	26.6%	24.0%	26.2%	22.6%	26.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 27, 2025		Nine fiscal months ended September 27, 2025
	Change in net revenues	% change	Change in net revenues	% change
June 28, 2025	$(3,685)	(3.9)%	n/a	n/a
September 28, 2024	$1,737	1.9%	$(1,179)	(0.4)%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Decrease in volume	(2.0)%	(1.2)%	(2.0)%
Change in average selling prices	(2.4)%	2.0%	1.2%
Foreign currency effects	0.5%	1.1%	0.5%
Other	0.0%	0.0%	(0.1)%
Net change	(3.9)%	1.9%	(0.4)%

Net revenues of the Inductors segment decreased versus the prior fiscal quarter and prior year-to-date period, but increased versus the prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to decreased sales to distribution customers, industrial and automotive end market customers, and customers in the Europe and Asia regions.  The increase versus the prior year quarter is primarily due to increased sales to distribution customers, medical and industrial end market customers, and customers in the Asia region.  The decrease versus the prior year-to-date period is primarily due to decreased sales to OEM customers, automotive and military and aerospace end market customers, and customers in the Americas and Europe regions, partially offset by increased sales to distribution customers, industrial and medical end market customers, and customers in the Asia region.

Gross profit margin increased versus the prior fiscal quarter and prior year quarter, but decreased versus the prior year-to-date period.  The increase versus the prior fiscal quarter is primarily due to lower materials prices.  The increase versus the prior year quarter is primarily due to higher average selling prices.  The decrease versus the prior year-to-date period is primarily due to lower sales volume and higher variable and fixed costs.

Segment operating margin increased versus the prior fiscal quarter and prior year quarter, but decreased versus the prior year-to-date period.  The changes are primarily due to changes in gross profit.

Average selling prices, including tariff adders, decreased versus the prior fiscal quarter, but increased versus the prior year periods.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 27, 2025	June 28, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Net revenues	$130,592	$121,112	$108,667	$369,075	$339,949
Gross profit margin	20.1%	21.5%	22.9%	21.6%	24.7%
Segment operating margin	15.2%	16.3%	17.4%	16.3%	19.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended September 27, 2025		Nine fiscal months ended September 27, 2025
	Change in net revenues	% change	Change in net revenues	% change
June 28, 2025	$9,480	7.8%	n/a	n/a
September 28, 2024	$21,925	20.2%	$29,126	8.6%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	6.7%	14.3%	4.5%
Change in average selling prices	(0.5)%	1.2%	1.0%
Foreign currency effects	1.7%	3.6%	1.3%
Acquisitions	0.0%	0.9%	1.3%
Other	(0.1)%	0.2%	0.5%
Net change	7.8%	20.2%	8.6%

Net revenues of the Capacitors segment increased versus the prior fiscal quarter and prior year periods.  The increases versus the prior fiscal quarter and prior year periods are primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Asia and Europe regions.

Gross profit margin decreased versus the prior fiscal quarter and prior year periods.  The decrease versus the prior fiscal quarter is primarily due to lower average selling prices, higher material costs, and negative foreign currency impacts.  The decreases versus the prior year periods are primarily due to higher material and fixed costs and negative foreign currency impacts.

Segment operating margin decreased versus the prior fiscal quarter and prior year periods.  The changes are primarily due to gross profit decreases.

Average selling prices, including tariff adders, decreased versus the prior fiscal quarter, but increased versus the prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	September 27, 2025	June 28, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total SG&A expenses	$134,712	$126,545	$128,545	$396,016	$381,234
as a percentage of revenues	17.0%	16.6%	17.5%	17.5%	17.2%

The sequential increase in SG&A expenses is primarily attributable to the $11.3 million gain recognized upon the favorable resolution of a contingency in the second fiscal quarter of 2025.  Excluding the one-time benefit, the sequential decrease is primarily attributable to general cost containment activities.  SG&A expenses increased versus the prior year periods due to higher stock-based compensation expense and general cost inflation.

Other Income (Expense)

Interest expense for the fiscal quarter ended September 27, 2025 decreased $1.1 million versus the fiscal quarter ended June 28, 2025 and increased $2.9 million versus the fiscal quarter ended September 28, 2024.  Interest expense for the nine fiscal months ended September 27, 2025 increased by $9.2 million versus the nine fiscal months ended September 28, 2024.  The changes versus the prior fiscal quarter and the prior year periods are due to changes in the average outstanding balances on our revolving credit facility and interest expense on the convertible senior notes due 2025 that matured in June 2025.

We enter into forward contracts with highly-rated financial institutions to mitigate the foreign currency risk associated with intercompany loans denominated in a currency other than the legal entity's functional currency.  The notional amount of the forward contract was $25 million as of September 27, 2025.  We have not designated the forward contract as a hedge for accounting purposes, and as such the change in the fair value of the contract is recognized in the consolidated condensed statements of operations as a component of other income (expense).  Due to the timing of the forward contract, the value of the forward contract was immaterial as of September 27, 2025.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	September 27, 2025	September 28, 2024	Change
Foreign exchange gain (loss)	$(45)	$(3,727)	$3,682
Interest income	2,710	5,230	(2,520)
Other components of net periodic pension expense	(1,838)	(2,089)	251
Investment income (expense)	467	1,385	(918)
Other	971	4	967
	$2,265	$803	$1,462

	Fiscal quarters ended
	September 27, 2025	June 28, 2025	Change
Foreign exchange gain (loss)	$(45)	$(1,673)	$1,628
Interest income	2,710	4,023	(1,313)
Other components of net periodic pension expense	(1,838)	(1,794)	(44)
Investment income (expense)	467	179	288
Other	971	12	959
	$2,265	$747	$1,518

	Nine fiscal months ended
	September 27, 2025	September 28, 2024	Change
Foreign exchange gain (loss)	$(389)	$(1,814)	$1,425
Interest income	10,610	20,946	(10,336)
Other components of net periodic pension expense	(5,329)	(6,218)	889
Investment income (expense)	907	871	36
Other	960	116	844
	$6,759	$13,901	$(7,142)

Income Taxes
For the fiscal quarter ended September 27, 2025, our effective tax rate was 166.3%, as compared to 83.7% and 21.1% for the fiscal quarters ended June 28, 2025 and September 28, 2024, respectively.  For the nine fiscal months ended September 27, 2025, our effective tax rate was 150.0%, as compared to 35.7% for the nine fiscal months ended September 28, 2024.  Our current effective tax rate is not indicative of expected future tax rates due to relatively small items having a disproportionate impact on the current effective tax rate.  When pre-tax earnings increase, we expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.

During the nine fiscal months ended September 27, 2025, the liabilities for unrecognized tax benefits decreased $0.7 million on a net basis, primarily due to statute expirations, settlements, and payments, partially offset by accruals and foreign currency adjustments for the current period.

On July 4, 2025, H.R. 1 (“the  Act”), a tax reconciliation act, was enacted into law in the United States.  The Act did not change the U.S. federal tax rate and most of the provisions of the Act are effective for tax years beginning after December 31, 2025.  We have recorded no change to the deferred U.S. taxes directly related to the Act.  The Act allows the deduction in tax year 2025, or in tax years 2025 and 2026, of previously capitalized research and development costs.  We anticipate that these additional tax deductions will preclude the utilization of a U.S. foreign tax credit ("FTC") that is due to expire in 2028. As an indirect result of this change in tax law, we have  recorded a valuation allowance of $9.4 million on the deferred tax asset related to this FTC.  The Act made significant change of foreign GILTI income, now called net CFC tested income.  We anticipate that these changes will negatively impact our effective tax rate in the future.
In the third fiscal quarter of 2025, the Federal Republic of Germany enacted tax legislation decreasing the federal tax rate beginning in 2028 by 1% per year for five years.  We have recorded deferred tax expense of $4.2 million to reduce the carrying amount of deferred tax assets in Germany based on these new rates.

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

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of September 27, 2025 continued to be strong.  We have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, fund our Stockholder Return Policy, and to reduce debt levels.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $34.9 million for the nine fiscal months ended September 27, 2025, as compared to cash flows provided by operations of $106.0 million for the nine fiscal months ended September 28, 2024.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the third fiscal quarter of 2024 through the third fiscal quarter of 2025:

	Fiscal quarters ended
	3rd Quarter 2024	4th Quarter 2024	1st Quarter 2025	2nd Quarter 2025	3rd Quarter 2025
Days sales outstanding ("DSO") (a)	53	53	53	53	53
Days inventory outstanding ("DIO") (b)	106	109	110	109	108
Days payable outstanding ("DPO") (c)	(32)	(34)	(34)	(32)	(31)
Cash conversion cycle	127	128	129	130	130

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

Cash paid for property and equipment for the nine fiscal months ended September 27, 2025 was $178.5 million, as compared to $175.2 million for the nine fiscal months ended September 28, 2024.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  We remain committed to our long-term plan of increasing Vishay's capacity, to assure our customers of reliable volume as they scale.  While we plan to advance our capacity expansion projects, we have and will continue to modulate spending in response to order flow and the timing of customer demand and qualifications.  The decreased lead time for equipment and the increased subcontractor capacity are also variables that allow us to adjust our capacity spending.  For 2025, we plan to spend between $300 million to $350 million for capital expenditures, at least 70% of which will be invested in capacity expansion projects for high growth product lines, including our wafer fab expansions.

Free cash flow for the nine fiscal months ended September 27, 2025 decreased versus the nine fiscal months ended September 28, 2024 primarily due to decreased net earnings.  We expect that free cash flow will be negatively impacted by the expected high level of capital expenditures for expansion after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at September 27, 2025 and December 31, 2024 (in thousands):

	September 27, 2025	December 31, 2024

Credit facility	$189,000	$136,000
Convertible senior notes, due 2025	-	41,911
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(19,302)	(22,892)
Total debt	919,698	905,019

Cash and cash equivalents	443,858	590,286
Short-term investments	266	16,130
Net cash and short-term investments (debt)	$(475,574)	(298,603)

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
We repatriated $75 million of accumulated earnings to the United States in the second fiscal quarter of 2025 and paid withholding taxes, in Israel, of $9.4 million.  As of September 27, 2025, $21.1 million of our cash and cash equivalents and short-term investments were held by our U.S. subsidiaries.  As of September 27, 2025, we are in a net borrowing position in the U.S. and we expect to continue to be at least throughout 2025, primarily due to Newport expansion funding requirements.  As of September 27, 2025, we have approximately $491.1 million of German and Israeli earnings that are deemed not indefinitely reinvested.  Based on the expected timing of future repatriations, we estimate that the tax liability to repatriate these unremitted earnings will be approximately $75.3 million, which has been accrued, but will only be paid upon repatriation of the unremitted earnings.  Repatriating these unremitted earnings earlier than currently planned may not be possible and would incur additional tax expense.  We also have amounts of unremitted foreign earnings held by subsidiaries in countries other than Israel and Germany, which continue to be reinvested indefinitely, that we have not accrued for the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions that would be incurred to repatriate these amounts.  Certain of these subsidiaries are located in countries with restrictive regulations and high tax rates for repatriating cash.  Due to the uncertainties associated with the ability, timing, and method to repatriate these unremitted earnings and other complexities associated with its hypothetical calculation, determination of the amount of tax expense that would be incurred to repatriate the unremitted earnings is not practicable, but could be significant.  Our undrawn credit facility provides us with adequate operating liquidity in the United States.

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

We were in compliance with all financial covenants under the credit facility at September 27, 2025.  Our interest coverage ratio and net leverage ratio were 9.76 to 1 and 2.34 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the usable capacity on the credit facility is approximately $280 million.

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

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the credit facility are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 3.14 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 2.10% (including the applicable credit spread), and the undrawn commitment fee is 0.35% per annum.

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

We had $136 million outstanding on our revolving credit facility at December 31, 2024 and $189 million outstanding at September 27, 2025.  We borrowed $601 million and repaid $548 million on the revolving credit facility during the nine fiscal months ended September 27, 2025.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $218 million and the highest amount outstanding at a fiscal month end was $309 million during the nine fiscal months ended September 27, 2025.  We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due until 2028.

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

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined by Item 408(c) of Regulation S-K) during the fiscal quarter ended September 27, 2025.

On November 3, 2025, Vishay Israel (a wholly owned subsidiary of the Company) and Mr. Marc Zandman (Executive Chair of the Company’s Board of Directors and the Company’s Chief Business Development Officer) entered into an amendment to Mr. Zandman’s employment agreement. The amendment aligns the annual cash incentive and equity award provisions of Mr. Zandman’s employment agreement with those contained in other executive officers’ employment agreements. As a result, beginning in 2026: (i) Mr. Zandman’s annual cash bonus will no longer be based solely on a fixed percentage of the Company’s adjusted net earnings, will instead be determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) based on the achievement of corporate and individual performance goals it establishes, and will have a target amount equal to 120% of his base salary; (ii) the size and other terms of Mr. Zandman’s annual equity awards will no longer be guaranteed and will instead be determined in the discretion of the Compensation Committee; (iii) upon a change in control, if the surviving company will assume or continue Mr. Zandman’s annual equity awards, the vesting of those awards will no longer accelerate automatically; and (iv) the accelerated vesting of Mr. Zandman’s equity awards that would occur upon certain separation events (such as his retirement or involuntary termination) will now be conditioned on his execution of a release of claims. The foregoing summary is qualified in its entirety by reference to the amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

10.1	Second Amendment to the Amended and Restated Agreement, dated as of October 31, 2025, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto.
10.2	Amendment to Employment Agreement, dated November 3, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joel Smejkal, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David E. McConnell, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 27, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  November 5, 2025