Form 10-K
period 2025-12-31
VISHAY INTERTECHNOLOGY INC
filed 2026-02-13
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($15.96 on June 28, 2025), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $1,984,000,000. There is no non-voting stock outstanding.

As of February 11, 2026, registrant had 123,697,092 shares of its common stock and 12,097,148 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2025, are incorporated by reference into Part III.

This page intentionally left blank.

Vishay Intertechnology, Inc.
Form 10-K for the year ended December 31, 2025

PART I

Item 1. BUSINESS

Our Business

Vishay Intertechnology, Inc. (“Vishay,” the “Company,” “we,” “us,” or “our”) manufactures one of the world’s largest portfolios of discrete semiconductors and passive electronic components that support innovative designs in the automotive, industrial, computing, consumer, telecommunications, military, aerospace, and healthcare markets. Serving customers worldwide, Vishay brands itself as The DNA of tech.®

Semiconductors include MOSFETs, diodes, and optoelectronic components. Passive components include resistors, inductors, and capacitors.  Our semiconductor components are used for a wide variety of functions, including power control, power conversion, power management, signal switching, signal routing, signal blocking, signal amplification, two-way data transfer, one-way remote control, and circuit isolation. Our passive components are used to restrict current flow, suppress voltage increases, store and discharge energy, control alternating current (“AC”) and voltage, filter out unwanted electrical signals, and perform other functions.

The Vishay Story

For over six decades we have been building what we call The DNA of tech.®

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

From that beginning, we grew and strengthened our business both organically and through strategic passive component acquisitions beginning in 1985 and semiconductor acquisitions beginning in the late 1990’s.  From discrete semiconductors to passive components; from the smallest diode to the most powerful capacitor, Vishay manufactures a breadth of products which we call The DNA of tech.®

Through R&D, manufacturing, engineering, quality, sales and marketing, we generate a variety of components that support inventors and innovators creating new generations of products spanning many sectors: automotive, industrial, computing, consumer, telecommunications, military, aerospace, and healthcare.

Together with major manufacturers of electronic products worldwide, we are supporting next level automation in multiple areas, including factories, the electrification of the automobile, 5G network technology, artificial intelligence ("A.I."), smart-grid infrastructure projects, and the rapid expansion of connectivity across everything (IoT).

We continue to implement Dr. Zandman’s vision, strategy, and culture as we work tirelessly to enhance value for our stockholders.

Vishay was incorporated in Delaware in 1962 and maintains its principal executive offices at 63 Lancaster Avenue, Malvern, Pennsylvania 19355-2143. Our telephone number is (610) 644-1300.

Our Competitive Strengths

Global Technology Leader

As industry evolves, The DNA of tech® evolves.  We were founded based on the inventions of Dr. Felix Zandman and we continue to emphasize technological innovation as a driver of growth.  Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by Dr. Zandman, our engineers, and our scientists. Our components today are smaller, faster, and more reliable than in the past, helping our customers to be more inventive and evolve their businesses.  Our components are used by virtually all major manufacturers of electronic products worldwide in the automotive, industrial, computing, consumer, telecommunications, military and aerospace, and healthcare markets.  They are found inside products and systems used every day, from automobiles to airplanes, power grids, phones, and pacemakers.  We are currently a worldwide technology and market leader in wire wound power shunts, leaded and thin film SMD resistors, power inductors, wet and polymer tantalum capacitors in conformal-coated packages, power rectifiers, low-voltage power MOSFETs, and infrared components.

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

Operational Excellence

We are a leading manufacturer in our industry, with a broad product portfolio, access to a wide range of end markets and sales channels, and geographic diversity. We have solid, well-established relationships with our customers and strong distribution channels. Our senior management team is highly experienced, with deep industry knowledge. Over the past two decades, our management team has successfully restructured our company and integrated several acquisitions. We continue to adapt our operations to changing economic conditions.

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
Increased Capacity Allows Us to Better Serve Customers

Our accelerated investments to expand internal and external capacity have positioned us to be able to better serve our customers and capture the early stages of upturns in end market demand.  We are better able to support all the business channels, while maximizing the profitability of each one through a focus on higher margin customers.  By increasing our capacity and capabilities, we are able to satisfy quick-turn demand while maintaining competitive lead times.  We are in a much-improved position to participate in the EMS channel as they are frequently operating with only short-term visibility.

Financial Strength and Flexibility

Over the past few years, we have been deploying our accumulated cash to expand our manufacturing capacity for the future.  Our aggressive capital expenditure plans have negatively impacted our “free cash” generation and cash balance, but we expect to generate increasingly higher levels of free cash in the future.  We believe our cash position and available revolving credit facility provide financial strength and flexibility and reduce our exposure to future economic uncertainties.

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

Internal Capacity Expansion

Over the next few years, we expect to experience higher growth rates than over the last decade.  This expectation is based upon accelerated electrification, such as factory automation, electrical vehicles, A.I., and 5G infrastructure.  We are investing in additional capital expenditures to expand key product lines to increase internal capacity and meet customers' needs. These projects include the Newport wafer fab; a new site in Mexico for power inductors and non-linear resistors; a resistor manufacturing expansion in Mexico; expanded 8" diode manufacturing in Taiwan and Turin, Italy; and a 12-inch wafer fab in Itzehoe, Germany.

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

We consider any product which is completely interchangeable with a competitor’s product to be a “commodity product.”  Commodity products serve many markets.  For 2025, commodity products comprised 26% of our revenues.

We consider products that generally are produced by a small number of competitors who have similar, but not exact, products to be "certified" products.  Certified products typically have a qualification and serve a particular end-use market. For 2025, certified products comprised 48% of our revenues.

We also sell several custom products.  Usually, a custom product is designed for a specific customer, and such part number is sold to only that customer.   For 2025, custom products comprised 26% of our revenues.

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

MOSFETs Segment

MOSFETs function as solid state switches to control power.  Our MOSFETs business includes both the commodity and non-commodity markets in which we believe that we enjoy a good reputation and strong brand recognition (Siliconix). MOSFETs applications include mobile phones, notebook and desktop computers, tablet computers, digital cameras, televisions, DC/DC and AC/DC switch mode power supplies, solar inverters, automotive and industrial systems. We are a leader in low-voltage TrenchFET MOSFETs and also offer high-voltage MOSFETs. Our MOSFETs product line includes low- and medium-voltage TrenchFET MOSFETs, high-voltage planar MOSFETs, high voltage Super Junction MOSFETs, power integrated circuits (power ICs), and integrated function power devices. We are one of the technology leaders in MOSFETs, with a tradition of innovation in wafer design, packaging, and performance.  Our acquisition of MaxPower Semiconductor, Inc. ("MaxPower") adds leading edge silicon and silicon carbide technology to our MOSFETs product line.  Our acquisition of Nexperia's Newport fab in 2024 will enhance the manufacturing capacity and capabilities of our MOSFETs segment.

In 2025, commodity products comprised 35% of our annual MOSFETs segment revenues.  Certified products comprised 48% of our annual MOSFETs segment revenues.  Custom products comprised 17% of our annual MOSFETs segment revenues.  Approximately 30% of our annual MOSFETs segment revenues were generated by products that were developed in the previous five years.

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

In 2025, commodity products comprised 54% of our annual Diodes segment revenues.  Certified products comprised 27% of our annual Diodes segment revenues.  Custom products comprised 19% of our annual Diodes segment revenues. Approximately 20% of our annual Diodes segment revenues were generated by products that were developed in the previous five years.

Optoelectronic Components Segment

Optoelectronic components emit light, detect light, or do both.  Our broad range of standard and customer specific optoelectronic components includes infrared (“IR”) emitters and detectors, IR remote control receivers, optocouplers, solid-state relays, optical sensors, light-emitting diodes (“LEDs”), 7-segment displays, and IR data transceiver modules (IrDA®). Our IR remote control receivers are designed for use in infrared remote control, data transmission, and light barrier applications in end products including televisions, set-top boxes, notebook computers, and audio systems. We are the leading manufacturer of IR remote control receivers. Our optocouplers electrically isolate input and output signals. Uses include switch-mode power supplies, consumer electronics, telecommunications equipment, solar inverters, and industrial systems. Our IR data transceiver modules are used for short range, two-way, high-speed, and secure wireless data transfer between electronic devices such as home healthcare appliances, mobile phones, industrial data loggers, and metering. Our optical sensors products include ambient light sensors, optical encoders, integrated photodiode and I/V amplifiers, proximity sensors, color sensors, and UV sensors.  Applications include telecommunications, mobile phones, smartphone, handheld devices, digital cameras, laptops, desktop computers, LED backlighting, office automation equipment, household electrical appliance and automotive electronics.  Our LEDs are designed for backlighting and illumination in automotive and other applications. Our LEDs include ultra-bright as well as small surface-mount packages, with products available in all standard colors including white.

All of our Optoelectronic Components segment products are certified or custom products.  Approximately 35% of our annual Optoelectronic Components segment revenues were generated by products that were developed in the previous five years.

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

In 2025, commodity products comprised 17% of our annual Resistors segment revenues.  Certified products comprised 52% of our annual Resistors segment revenues.  Custom products comprised 31% of our annual Resistors segment revenues. Approximately 20% of our annual Resistors segment revenues were generated by products that were developed in the previous five years.

Inductors Segment

Inductors also impede electric current.  Inductors use an internal magnetic field to change alternating current phase and resist alternating current.  While part of our traditional business, the inductors product line has grown significantly in recent years.  We are a market leader with a strong technology base, many specialty products, and strong name recognition (such as our IHLP® and HiRel Systems brands). We focus on higher value markets in specialized industries, such as the industrial, automotive, military, and healthcare end markets.

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

We manufacture products based on all major capacitor technologies: tantalum (molded chip tantalum, coated chip tantalum, solid through-hole tantalum, wet tantalum, and polymer), ceramic (multilayer chip and ceramic disc), film, power, heavy-current, and aluminum electrolytic. Our capacitors range from tiny surface-mount devices for hearing aids and mobile devices to large power correction capacitors used in renewable energy, heavy industry, and electrical power grids, including smart-grid infrastructure projects. We are a recognized technology leader in many product ranges, securing our strong position in military and healthcare markets, and in a wide range of industrial and automotive applications. Our wet tantalum and MicroTan™ technologies are market leaders.

In 2025, commodity products comprised 22% of our annual Capacitors segment revenues.  Certified products comprised 44% of our annual Capacitors segment revenues.  Custom products comprised 34% of our annual Capacitors segment revenues. Approximately 30% of our annual Capacitors segment revenues were generated by products that were developed in the previous five years.

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

Due to our global supply chain, we are impacted by global trade disputes.  In 2025, the U.S. imposed tariffs on almost all imported goods.  These tariffs negatively impacted trade relationships between the governments of the U.S. and the impacted countries, specifically the People’s Republic of China.  In response, many countries increased tariffs on U.S. exports and implemented other import / export barriers or prohibitions.  While many of these tariffs and reciprocal tariffs have been reduced or paused, the tariffs have resulted in volatility in global markets, economic uncertainty, and increased the cost of materials.  Disruptions to global supply chain could result in customers seeking different sources of products or requiring us to seek different sources of supply.  New or revised trade agreements could require changes in operations in the long-term.

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

Our top 30 customers have been relatively stable despite not having long-term commitments to purchase our products. With selected customers, we have signed longer term (greater than one year) contracts for specific products. Net revenues from our top 30 customers represent approximately 74% of our total net revenues.  No single customer comprised more than 10% of our total net revenues for 2025.

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

Competition

We face strong competition in various product lines from both domestic and foreign manufacturers. Our primary competitors by product type include:

•	MOSFETs: Infineon, Nexperia, ON Semiconductor, Renesas, STMicroelectronics, Toshiba.

•	Diodes: Diodes Inc., Nexperia, ON Semiconductor, Rohm, STMicroelectronics.

•	Optoelectronic Components: Broadcom, ON Semiconductor, Renesas, Toshiba.

•	Resistors: Bourns, KOA, Murata, Panasonic, Rohm, TDK-EPCOS, Yageo.

•	Inductors: Bourns, Cyntec, Murata, Panasonic, Taiyo Yuden, TDK-EPCOS, Yageo.

•	Capacitors: Kyocera, Murata, Nichicon, Panasonic, Taiyo Yuden, TDK-EPCOS, Yageo.

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

As of December 31, 2025, we employed approximately 22,600 full time employees worldwide.  Reflecting our global business, many leadership positions are dispersed throughout the world.

Employees by location are summarized as follows:

United States	2,100
People’s Republic of China	6,900
Germany	2,300
Israel	2,000
Taiwan	1,900
Czech Republic	1,200
India	1,200
Other Europe	2,000
Other Americas	1,300
Other Asia	1,700
Total	22,600

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

In 2025, significant advancements were achieved in our ongoing efforts to optimize the global human capital management system.  This comprehensive system is specifically designed to improve communication, foster employee development, and drive greater business efficiency.  As part of these initiatives, we introduced global performance management and talent management succession planning modules.  These modules have been instrumental in increasing transparency and visibility regarding our global talent pool while also supporting the professional growth of employees throughout the organization.

We remain steadfast in our commitment to measuring and expanding the capabilities of our workforce.  By embedding a customer-focused mindset within our teams, we aim to further support the achievement of our financial objectives and strengthen our organizational culture.

Throughout the past year, we have continued to enhance our internal Talent Acquisition function.  These efforts were aimed at efficiently sourcing key technical talent, allowing us to respond more quickly to resource needs and scale our operations to support anticipated organizational growth.

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

In addition, our company website can be found on the Internet at www.vishay.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access ir.vishay.com and click on “SEC Filings.”  Our 2024 Sustainability Report can be viewed and downloaded free of charge.  To view the report, access www.vishay.com and click on "Company" and "Sustainability".

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

As part of our strategy to drive growth and increase capacity to assure customers of reliable volume as they scale, we are increasing internal capacity by heavily investing in capital expenditures, and plan to increase external capacity by outsourcing additional commodity products to subcontractors.  Our capacity expansion plans include the expansion of the recently acquired Newport wafer fab, building a 12-inch wafer fab in Itzehoe, Germany adjacent to our existing 8-inch wafer fab, a new site in Mexico for power inductors and non-linear resistors, a resistor manufacturing expansion in Mexico, and expanded diode manufacturing in Taiwan and Turin, Italy.  There are demand-related risks associated with all growth initiatives.  There are also inherent execution risks in building and starting new wafer fabs, acquiring existing wafer fabs, and expanding production capacity at our own facilities or that of new or existing subcontractors that could significantly increase costs and negatively impact our operating results.  The execution risks include, but are not limited to, the following:

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

We cannot predict when future disease outbreaks or pandemics will occur.  The potential risks and effects of future disease outbreaks and the related economic impact that could have an adverse effect on our business include, but are not limited to:

•	Adverse impact on our customers and supply channels;
•	Decrease in sales, product demand and pricing and unfavorable economic and market conditions;
•	Increased costs, including higher shipping costs due to reduced shipping capacity;
•	Restrictions on our manufacturing, support operations or workforce, or similar limitations for our customers, vendors, and suppliers, that could limit our ability to meet customer demand;
•	Potential increased credit risk if customers, distributors, and resellers are unable to pay us, or must delay paying their obligations to us;
•	Restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures could result in delays;
•	Impact on our workforce/employees due to the spread of viruses or diseases and any shelter-in-place orders; and
•	Cybersecurity risks as a result of extended periods of remote work arrangements.

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

Due to our global supply chain, we are impacted by global trade disputes.  In 2025, the U.S. imposed tariffs on almost all imported goods.  These tariffs negatively impacted trade relationships between the governments of the U.S. and the impacted countries, specifically the People’s Republic of China.  In response, many countries increased tariffs on U.S. exports and implemented other import / export barriers or prohibitions.  While many of these tariffs and reciprocal tariffs have been reduced or paused, the tariffs and any similar disruptions in the global supply chain in the future may adversely impact our business by creating economic uncertainty, increasing the cost of materials, and reducing customer demand for our products.
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

We performed a qualitative annual assessment of each of our reporting units in 2025 and determined that the fair value of the reporting units were not more likely than not less than their respective carrying amounts.  We continue to evaluate facts and circumstances to determine if interim impairment analyses are necessary.  If we are not able to achieve our anticipated results or we experience a sustained decline in our stock price, we may determine that an interim impairment analysis is necessary.  There is $180.4 million of goodwill remaining on our balance sheet as of December 31, 2025.  Any impairment charges would adversely affect our results of operations in the periods an impairment is recognized.

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

Our credit facility limits or restricts our current and future operations and requires compliance with certain financial covenants.

Our credit facility limits or restricts, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions, making asset sales, and paying cash dividends and making other restricted payments. Our credit facility also requires us to comply with other covenants, including the maintenance of specific financial ratios. If we are not in compliance with all of such covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior notes due 2030 have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

Risks associated with our operations outside the United States

We are subject to the risks of political, economic, and military instability in countries outside the United States in which we operate.

We have substantial operations outside the United States, and approximately 76% of our revenues during 2025 were derived from sales to customers outside the United States.  Certain of our assets are located, and certain of our products are produced, in countries which are subject to risks of social, political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuation, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition, results of operations, and our ability to access our liquidity.

Our business has been in operation in Israel for 55 years, where we have substantial manufacturing operations. Although we have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including the recent war with Hamas, our financial condition and results of operations might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

We generate a significant amount of cash and profits from our non-U.S. subsidiaries.  As of December 31, 2025, substantially all of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Our revolving credit facility provides us with additional U.S. liquidity.

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

Our business is subject to risks associated with U.S. and foreign legislation and regulations relating to imports, including quotas, duties, tariffs or taxes, and other import charges or restrictions, which could adversely affect our operations and our ability to import products.  In 2025, the U.S. imposed tariffs on almost all imported goods.  These tariffs negatively impacted trade relationships between the governments of the U.S. and the impacted countries, specifically the People’s Republic of China.  In response, many countries increased tariffs on U.S. exports and implemented other import / export barriers or prohibitions.  While many of these tariffs and reciprocal tariffs have been reduced or paused, the tariffs and any similar disruptions to the global supply chain in the future may adversely impact our business by creating economic uncertainty, increasing the cost of materials, and reducing customer and end market demand.  New or revised trade agreements could require changes in operations in the long-term.

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

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At December 31, 2025, the holders of Class B common stock held approximately 49.5% of the voting power of the Company. The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders.  Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a former member of our Board of Directors), approximately 89.7% of our Class B common stock and 44.4% of the total voting power of our capital stock as of December 31, 2025. Holders of our Class B common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock.  The voting rights of the holders of our Class B common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.

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

Conversion of our outstanding 2030 Notes may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes.

The conversion of some or all of our outstanding 2.25% convertible senior notes due 2030 (the "2030 Notes") may dilute the ownership interests of our existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

We may not have the ability to raise the funds necessary to settle conversions of our outstanding 2030 Notes in cash or to repurchase the notes upon a fundamental change or on a repurchase date, as applicable, and our current debt contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the 2030 Notes.

Holders of our outstanding 2030 Notes have the right to require us to repurchase all or a portion of their 2030 Notes, as the case may be, upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Notes, as the case may be, to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2030 Notes, we will be required to make cash payments for each $1,000 in principal amount of 2030 Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values as described in the indenture governing the 2030 Notes.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2030 Notes surrendered therefor or notes being converted. In addition, our ability to repurchase the 2030 Notes or to pay cash upon conversion of the 2030 Notes may be limited by law, by regulatory authority or by agreements governing our existing and future indebtedness, as described below.

For example, our credit facility in effect from time to time may prohibit us from making any cash payments on the conversion or repurchase of the 2030 Notes, as the case may be, upon a fundamental change repurchase if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with the applicable financial covenants under that facility.  Any new credit facility into which we may enter may have similar restrictions unless certain conditions are met. Our failure to make cash payments upon the conversion or repurchase of the 2030 Notes, as the case may be, as required under the terms of the applicable indenture governing such notes would permit holders of the 2030 Notes to accelerate our obligations under the 2030 Notes.

Our failure to repurchase the 2030 Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the 2030 Notes as required by the applicable indenture would constitute a default under such indenture. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness, including our credit facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

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

Certain provisions in the indentures governing the 2030 Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions in the 2030 Notes and the applicable indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the notes will have the right to require us to repurchase their notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their notes in connection with such takeover.  In either case, and in other cases, our obligations under the notes and the applicable indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of the notes or holders of our common stock may view as favorable.

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

Item 2. PROPERTIES

At December 31, 2025, our business had 60 manufacturing locations. Our manufacturing facilities include owned and leased locations. Some locations include both owned and leased facilities in the same location. The list of manufacturing facilities below excludes former manufacturing facilities and new manufacturing facilities under construction that are not presently used for manufacturing activities.

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

The principal locations of our owned manufacturing facilities, along with available space including administrative offices, are as follows:

Owned Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	201,000
Bennington, VT	Capacitors	64,000
Yankton, SD	Inductors	60,000
Warwick, RI	Resistors	56,000
Carson City, NV	Resistors	40,000
Niagara Falls, NY	Resistors	34,000
Marshall, MN	Inductors	22,000

Non-U.S.
Vocklabruck, Austria	Diodes	100,000
People's Republic of China
Tianjin	Diodes	397,000
Shanghai	Diodes	195,000
Xi'an	Diodes	133,000
Czech Republic
Blatna	Resistors and Capacitors	276,000
Dolni Rychnov	Resistors and Capacitors	183,000
Prachatice	Capacitors	92,000
Volary	Resistors	35,000
France
Nice	Resistors	221,000
Chateau Gontier	Resistors	82,000
Hyeres	Resistors	59,000
Germany
Selb	Resistors and Capacitors	472,000
Heide	Resistors	264,000
Erndtebrueck	Capacitors	94,000
Landshut	Capacitors	75,000
Fichtelberg	Resistors	36,000
Budapest, Hungary	Diodes	101,000
Loni, India	Resistors and Capacitors	405,000
Israel
Dimona	Resistors and Capacitors	404,000
Migdal Ha'Emek	Capacitors	288,000
Be'er Sheva	Resistors, Inductors and Capacitors	276,000
Turin, Italy	Diodes	102,000
Miharu, Japan	Capacitors	165,000
Melaka, Malaysia	Optoelectronic Components	156,000
Juarez, Mexico	Resistors	75,000
Famalicao, Portugal	Capacitors	222,000
Republic of China (Taiwan)
Taipei	Diodes	366,000
Kaohsiung	MOSFETs	105,000
Newport, South Wales, United Kingdom	MOSFETs	439,000

The principal locations of our leased manufacturing facilities, along with available space including administrative offices, are as follows:

Leased Locations	Business Segment	Approx. Available Space (Square Feet)

United States
Columbus, NE	Resistors	87,000
Attleboro, MA	Resistors	40,000
Ontario, CA	Resistors	38,000
Dover, NH	Inductors	35,000
East Windsor, CT	Resistors	30,000
Hollis, NH	Resistors	25,000
Fremont, CA	Resistors	18,000
Glendale, WI	Resistors	14,000
Hudson, MA	Resistors	13,000
Montevideo, MN	Inductors	11,000
Duluth, MN	Inductors	10,000

Non-U.S.
Klagenfurt, Austria	Capacitors	150,000
People’s Republic of China
Danshui	Capacitors, Inductors, and Resistors	446,000
Shanghai	MOSFETs	300,000
Shatian	Capacitors and Resistors	218,000
Zhuhai	Inductors	179,000
Long Xi	Resistors	36,000
Santo Domingo, Dominican Republic	Inductors	62,000
Germany
Itzehoe	MOSFETs	217,000
Heilbronn	Diodes and Optoelectronic Components	163,000
Selb	Capacitors	47,000
Mumbai, India	Diodes	34,000
Mexico
Juarez	Resistors	314,000
Durango	Inductors and Resistors	203,000
Mexicali	Resistors	15,000
Manila, Philippines	Optoelectronic Components	149,000
Kaohsiung, Republic of China (Taiwan)	Diodes	130,000

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

Vishay GSI, Inc. ("VGSI"), a wholly owned subsidiary of the Company, is a defendant in litigation, 101 Frost Street Associates, L.P. v. United States Department of Energy ("USDOE") et al., pending before the United States District Court for the Eastern District of New York.  The original complaint was filed on June 14, 2017, and was subsequently amended multiple times, the last of which occurred on July 7, 2023 which changed the first named defendant from USDOE to United States of America.  The case contains claims for recovery of response costs under the Comprehensive Environmental Response, Compensation, and Liability Act, and alleges that a predecessor’s manufacturing operations in the Hicksville, New York (the "Site"), between 1960 and 1993, impacted groundwater beneath and downgradient of the Site.  VGSI is vigorously contesting plaintiff’s claims and will aggressively prosecute its affirmative claims including affirmative claims against the United States.

Item 4. MINE SAFETY DISCLOSURES
None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth certain information regarding our executive officers as of December 31, 2025:
Name	Age	Positions Held
Marc Zandman*	64	Executive Chairman of the Board, Chief Business Development Officer, and President, Vishay Israel Ltd.
Joel Smejkal*	59	Chief Executive Officer, President, and Director
David McConnell	59	Executive Vice President and Chief Financial Officer
Roy Shoshani	52	Executive Vice President - Chief Operating Officer - Semiconductors and Chief Technical Officer
Peter Henrici	70	Executive Vice President - Corporate Development
Michael O'Sullivan	51	Executive Vice President - Chief Administrative and Legal Officer
* Member of the Executive Committee of the Board of Directors.
Marc Zandman was appointed Executive Chairman of the Board and Chief Business Development Officer effective June 5, 2011. Mr. Zandman has served as a Director of Vishay since 2001 and President of Vishay Israel Ltd. since 1998. Mr. Zandman previously was Vice Chairman of the Board from 2003 to June 2011, and Chief Administration Officer from 2007 to June 2011. Mr. Zandman was Group Vice President of Vishay Measurements Group from 2002 to 2004. Mr. Zandman has served in various other capacities with Vishay since 1984. He is the son of the late Dr. Felix Zandman, Vishay’s Founder. Mr. Zandman controls, on a shared basis with Ruta Zandman and Ziv Shoshani, approximately 35% of the total voting power of our capital stock as of December 31, 2025.
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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VSH. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Holders of record of our common stock totaled approximately 1,000 at February 11, 2026. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

	Common stock price range				Dividends declared
	2025		2024		per share
	High	Low	High	Low	2025	2024
Fourth Quarter	$17.79	$11.77	$20.15	$14.95	$0.10	$0.10
Third quarter	$18.20	$13.03	$24.69	$17.42	$0.10	$0.10
Second quarter	$16.30	$10.35	$24.19	$20.83	$0.10	$0.10
First quarter	$19.81	$15.87	$23.92	$20.93	$0.10	$0.10

At February 11, 2026, we had outstanding 12,097,148 shares of Class B common stock, par value $0.10 per share, each of which entitles the holder to ten votes. The Class B common stock generally is not transferable except in certain very limited instances, and there is no market for those shares. The Class B common stock is convertible, at the option of the holder, into common stock on a share for share basis.  As a result of the passing of our founder and former Executive Chairman, Dr. Felix Zandman, Mrs. Ruta Zandman (a member of our Board of Directors) controls the voting of, solely or on a shared basis with Marc Zandman (our Executive Chairman) and Ziv Shoshani (a former member of our Board of Directors), approximately 89.7% of our Class B common stock and 44.4% of the total voting power of our capital stock as of December 31, 2025.

Certain of our debt obligations contain restrictions as to the payment of cash dividends.  See "Financial Condition, Liquidity, and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly in the form of dividends, or indirectly, in the form of stock repurchases.  The policy sets forth our intention, but does not obligate us to acquire any shares of common stock or declare any dividends, and the policy may be terminated or suspended at any time at our discretion, in accordance with applicable laws and regulations.  Despite generating negative free cash flow in 2025 primarily due to our capacity expansion plans, we paid $54.2 million of dividends to stockholders and repurchased $12.5 million of our stock pursuant to the Stockholder Return Policy in 2025.  We expect to maintain our dividend and opportunistically repurchase shares based on U.S. available liquidity in line with this policy in 2026.

To enable the operation of our Stockholder Return Policy, our Board of Directors approves the repurchase of a stated number of shares of common stock from time-to-time.  As of December 31, 2025, approximately 2.8 million shares remained from previous repurchase authorizations.  There were no repurchases of our common stock during the fiscal quarter ended December 31, 2025.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Vishay’s common stock over a 5-year period with the returns on the Standard & Poor’s MidCap 400 Stock Index, the Standard & Poor's SmallCap 600 Index (of which Vishay is a component), the Standard & Poor’s 500 Stock Index, and the Philadelphia Semiconductor Index. The line graph assumes that $100 had been invested at December 31, 2020 and assumes that all dividends were reinvested.

	Base	Years Ending December 31,
	Period
Company Name / Index	2020	2021	2022	2023	2024	2025

Vishay Intertechnology, Inc.	100	107.46	108.17	122.20	88.05	77.32
S&P 500 Index	100	128.71	105.40	133.10	166.40	196.16
S&P MidCap 400 Index	100	124.76	108.47	126.29	143.89	154.68
S&P SmallCap 600 Index	100	126.82	106.40	123.48	134.22	142.30
Philadelphia Semiconductor Index	100	142.85	93.02	155.35	186.98	268.23

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

Overview

Vishay Intertechnology, Inc. ("Vishay," "we," "us," or "our") manufactures one of the world’s largest portfolios of discrete semiconductors and passive electronic components that are essential to innovative designs in the automotive, industrial, computing, consumer, telecommunications, military, aerospace, and healthcare markets.

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

We are focused on realizing the full value of our broad product portfolio, becoming a customer-first company, and capitalizing on the mega trends of e-mobility, sustainability, and connectivity to drive top line growth, expand margins, and optimize stockholder returns.  We are using eight strategic levers to achieve these goals.  Despite the industry recovery being slower than expected, we remain committed to our long-term plan of increasing our capacity to assure our customers of reliable volume as they scale.  While we plan to advance our capacity expansion projects, we have and will continue to modulate spending in response to order flow and the timing of customer demand and qualification.  The decreased lead time for equipment and the increased subcontractor capacity are also variables that allow us to adjust our capacity spending.  We invested $273 million for capital expenditures in 2025, 82% of which was invested in capacity expansion projects for high growth product lines, including our wafer fab expansions.

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

We utilize several financial metrics, including net revenues, gross profit margin, segment operating income, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  The key financial metrics were mostly higher versus the prior fiscal quarter and the prior year period.  Net revenues increased versus the prior fiscal quarter and the prior year period primarily due to higher sales volume, but margins were mixed versus the prior fiscal quarter and prior year period.  Margins were negatively impacted by lower average selling prices, higher metals prices and labor costs, and tariffs.

Net revenues for the year ended December 31, 2025 were $3.069 billion, compared to net revenues of $2.938 billion and $3.402 billion for the years ended December 31, 2024 and 2023, respectively.  The net loss attributable to Vishay stockholders for the year ended December 31, 2025 was $(9.0) million, or $(0.07) per share, compared to a net loss of $(31.2) million, or $(0.23) per share, and net earnings of $323.8 million, or $2.31 per diluted share, for the years ended December 31, 2024 and 2023, respectively.

We define adjusted net earnings as net earnings (loss) determined in accordance with GAAP adjusted for various items that management believes are not indicative of the intrinsic operating performance of our business.  We define free cash as the cash flows generated from continuing operations less capital expenditures plus net proceeds from the sale of property and equipment.  We define segment operating income as operating income excluding selling, general, and administrative costs of our global operations, sales and marketing, information systems, finance, and administrative groups, as well as restructuring and severance costs, goodwill impairments, and other items affecting comparability.  The reconciliations below include certain financial measures which are not recognized in accordance with GAAP, including adjusted net earnings, adjusted earnings per share, and free cash.  Note 15 to our consolidated financial statements includes the reconciliation for segment operating income.  These non-GAAP measures should not be viewed as alternatives to GAAP measures of performance or liquidity.  Non-GAAP measures such as adjusted net earnings, adjusted earnings per share, free cash, and segment operating income do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies. Management believes that adjusted net earnings, adjusted earnings per share, and segment operating income are meaningful because they provide insight with respect to our intrinsic operating results.  Management believes that free cash is a meaningful measure of our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  We utilize the free cash metric in defining our Stockholder Return Policy.  Management uses segment operating income, along with segment gross profit, to make decisions, allocate resources, and assess performance of its operating segments.

Net earnings attributable to Vishay stockholders for the years ended December 31, 2025, 2024, and 2023 include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Years ended December 31,
	2025	2024	2023

GAAP net earnings (loss) attributable to Vishay stockholders	$(8,978)	$(31,150)	$323,820

Other reconciling items affecting operating income:
Favorable resolution of a contingency	$(11,293)	$-	$-
Impairment of goodwill	-	66,487	-
Restructuring and severance costs	-	40,614	-

Reconciling items affecting other income (expense):
Loss on early extinguishment of debt	$-	$-	$18,874

Reconciling items affecting tax expense:
Changes in tax laws and regulations	$13,657	$-	$-
Tax effects of pre-tax items above	-	(10,299)	(498)
Adjusted net earnings (loss)	$(6,614)	$65,652	$342,196

Adjusted weighted average diluted shares outstanding	135,737	137,741	140,246

Adjusted earnings (loss) per diluted share	$(0.05)	$0.48	$2.44

Although the term "free cash" is not defined in GAAP, each of the elements used to calculate free cash is presented as a line item on the face of our consolidated statements of cash flows prepared in accordance with GAAP.  Our free cash results are as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Net cash provided by continuing operating activities	$184,308	$173,702	$365,703
Proceeds from sale of property and equipment	1,162	3,015	1,156
Less: Capital expenditures	(273,293)	(320,079)	(329,410)
Free cash	$(87,823)	$(143,362)	$37,449

Our accelerated investments to expand capacity have positioned us to be able to better serve our customers and capture the early stages of upturns in end market demand.  The long-term outlook for our business remains strong.

Our free cash results were significantly impacted by the installment payments of the U.S. transition tax of $47.0 million in 2025, $37.6 million in 2024, and $27.7 million in 2023, respectively, and payments of foreign and withholding cash taxes of $9.4 million in 2025, $15.0 million in 2024, and $63.6 million in 2023 on foreign earnings of $75.0 million, $105.0 million, and $276.8 million that were repatriated to the U.S. in 2025, 2024, and 2023, respectively.

Growth and Company Transformation Initiatives

Effective January 1, 2023, a new executive leadership team, promoted from within, embarked on a new era at Vishay ("Vishay 3.0").  The new executive management team laid out a three-year plan to expand capacity to support our highest growth and highest return product lines and to position Vishay to be ready for the next phase of megatrends in e-mobility, sustainability, and connectivity.  2023 was the staging year for this plan as all elements of the plan progressed throughout the organization.  In 2024, many of these initiatives advanced and increased manufacturing capacity began to be available.  Additional capacity became available in 2025 and we began to benefit from the additional capacity as we are now able to satisfy quick-turn demand while maintaining competitive lead times.  In 2026, we expect to use our additional capacity to supply customers that are in need of product due to unforeseen events or spikes in demand.  We are also in a much-improved position to participate in the EMS channel as EMS customers are frequently operating with only short-term demand visibility.

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

Stockholder Return Policy

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.  The policy sets forth our intention, but does not obligate us to acquire any shares of common stock or declare any dividends, and the policy maybe be terminated or suspended at any time at our discretion, in accordance with applicable laws and regulations.  As a result of our negative free cash flow for the fiscal year ended December 31, 2025 due primarily to our capacity expansion plans, we exceeded our intended return through quarterly cash dividends and opportunistic share repurchases.  We did not repurchase any shares of common stock after the first fiscal quarter of 2025.  For 2026, we expect to maintain our dividend and opportunistically repurchase shares based on U.S. available liquidity in line with this policy.

The following table summarizes activity pursuant to this policy (in thousands):

	Years ended
	December 31, 2025	December 31, 2024
Dividends paid to stockholders	$54,238	$54,672
Stock repurchases	12,528	50,406
Total	$66,766	$105,078

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the fourth fiscal quarter of 2024 through the fourth fiscal quarter of 2025 (dollars in thousands):

	4th Quarter 2024	1st Quarter 2025	2nd Quarter 2025	3rd Quarter 2025	4th Quarter 2025

Net revenues	$714,716	$715,236	$762,250	$790,640	$800,922

Gross profit margin	19.9%	19.0%	19.5%	19.5%	19.6%

Operating margin(1)	(7.9)%	0.1%	2.9%	2.4%	1.8%

End-of-period backlog	$1,051,500	$1,124,300	$1,174,900	$1,152,700	$1,314,100

Book-to-bill ratio	1.01	1.08	1.02	0.97	1.20

Inventory turnover	3.3	3.3	3.3	3.3	3.4

Change in ASP vs. prior quarter	(0.6)%	(1.3)%	0.0%	(0.3)%	(0.3)%
_______________

(1) Operating margin for the second fiscal quarter of 2025 includes an $11.3 million gain recognized upon the favorable resolution of a contingency (See Note 2 to our consolidated financial statements).  Operating margin for the fourth fiscal quarter of 2024 includes $66.5 million of goodwill impairment charges (see Note 19 to our consolidated financial statements).

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin by segment.

Revenues in the fourth fiscal quarter of 2025 increased versus the fourth fiscal quarter of 2024 and prior fiscal quarter primarily due to higher sales volume.  Favorable foreign currency impacts also contributed to the increase versus the fourth fiscal quarter of 2024.  The book-to-bill ratio and backlog increased significantly versus the prior fiscal quarter and the fourth fiscal quarter of 2024.  We continue to increase capacity for critical product lines.  Average selling prices, including tariff adders, decreased versus the fourth fiscal quarter of 2024 and prior fiscal quarter.

Gross profit margin increased slightly versus the prior fiscal quarter, but decreased versus the fourth fiscal quarter of 2024.  The decrease versus the fourth fiscal quarter of 2024 is primarily due to lower average selling prices, the impact of tariffs, and higher input costs.

The book-to-bill ratio in the fourth fiscal quarter of 2025 increased to 1.20 versus 0.97 in the third fiscal quarter of 2025.

Financial Metrics by Segment
The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the fourth fiscal quarter of 2024 through the fourth fiscal quarter of 2025 (dollars in thousands):
	4th Quarter 2024	1st Quarter 2025	2nd Quarter 2025	3rd Quarter 2025	4th Quarter 2025
MOSFETs
Net revenues	$146,619	$142,113	$148,633	$167,133	$172,584

Book-to-bill ratio	0.98	1.32	1.00	0.86	1.48

Gross profit margin	15.6%	8.2%	6.3%	10.1%	13.8%

Segment operating margin	0.8%	(6.1)%	(9.7)%	(3.8)%	(0.5)%

Diodes
Net revenues	$141,397	$140,963	$147,942	$149,628	$154,224

Book-to-bill ratio	1.00	0.99	0.93	1.07	1.09

Gross profit margin	20.2%	19.9%	20.0%	20.3%	20.3%

Segment operating margin	16.1%	15.0%	15.0%	15.2%	15.3%

Optoelectronic Components
Net revenues	$46,932	$51,168	$54,119	$55,590	$55,674

Book-to-bill ratio	1.00	0.90	1.05	0.93	1.12

Gross profit margin	11.7%	20.9%	23.2%	22.9%	15.0%

Segment operating margin	1.1%	10.6%	12.6%	12.9%	4.5%

Resistors
Net revenues	$177,031	$179,500	$194,769	$195,707	$189,367

Book-to-bill ratio	0.91	1.00	0.91	0.92	1.05

Gross profit margin	17.3%	22.5%	22.8%	20.1%	19.4%

Segment operating margin	12.7%	17.4%	17.9%	15.3%	14.3%

Inductors
Net revenues	$83,390	$84,121	$95,675	$91,990	$92,588

Book-to-bill ratio	1.01	1.02	0.91	0.99	1.07

Gross profit margin	29.6%	20.9%	28.0%	30.7%	29.8%

Segment operating margin	25.0%	16.5%	24.0%	26.6%	25.4%

Capacitors
Net revenues	$119,347	$117,371	$121,112	$130,592	$136,485

Book-to-bill ratio	1.21	1.13	1.40	1.07	1.30

Gross profit margin	25.1%	23.2%	21.5%	20.1%	21.3%

Segment operating margin	20.0%	17.5%	16.3%	15.2%	16.6%
_________

Acquisition Activity

As part of its growth strategy, the Company seeks to expand through targeted acquisitions of other manufacturers of electronic components.  These acquisition targets include businesses that have established positions in major markets, reputations for product quality and reliability, and product lines with which the Company has substantial marketing and technical expertise.  It also includes certain businesses that possess technologies which the Company expects to further develop and commercialize, businesses with well-developed technologies that the Company expects to grow using its manufacturing capabilities, capacity, and economies of scale to expand production and sell to its global customer base, such as Ametherm, Inc., acquired in 2024; and key niche suppliers to vertically integrate our supply chain, such as Birkelbach Kondensatortechnik GmbH, acquired in 2024.  To limit our financial exposure, we have implemented a policy not to pursue acquisitions if our post-acquisition debt would exceed 2.5x our pro forma earnings before interest, taxes, depreciation, and amortization (“EBITDA”).  For these purposes, we calculate pro forma EBITDA as the adjusted EBITDA of Vishay and the target for the trailing four fiscal quarters, with a pro forma adjustment for savings which management estimates would have been achieved had the target been acquired by Vishay at the beginning of the trailing four fiscal quarters.

In 2024, we acquired Nexperia's wafer fabrication facility and operations located in Newport, South Wales, U.K. for approximately $177.5 million in cash, net of cash acquired.  The wafer fabrication facility is located on 28 acres and is an automotive-certified, 200mm semiconductor wafer fab with capacity to produce more than 30,000 wafers per month.  We plan to use the Newport wafer fabrication facility to further develop and scale our SiC MOSFETs and diodes capabilities.  The facility is a long-term investment which was not expected to generate income or cash flows in 2024 and 2025 while we invested in new equipment and qualified new products, but should enhance the long-term position of our MOSFETs business.  We expect the facility to start generating profit in 2026.

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

The acquisition of Nexperia's Newport fab in 2024 will enhance the manufacturing capacity and capabilities of our MOSFETs segment.  The facility added significant depreciation and other costs to our MOSFETs segment. The facility has generated losses while we invested in new equipment and qualified new products.  We expect the facility to start generating profit in 2026.  Also, beginning in 2023, we began making significant investments in capital expenditures primarily for capital expansion projects primarily outside of China, which has and will further increase depreciation expense.  At the same time, we are focusing on increasing our technical resources, adding additional customer-facing engineers, and intensifying our activities in R&D.

We have seen and expect to continue to see an increase in operating expenses over the next couple of years as we add engineering talents, fill gaps in our technology, and become a preferred supplier to more customers and more broadly sell our product portfolio.

For several years prior to 2023, share-based compensation expense was between $4 million and $6 million annually.  During 2023, we implemented the Vishay Intertechnology, Inc. 2023 Long-Term Incentive Plan (the "2023 Plan") to enable us to recruit and retain highly qualified employees, directors, consultants and other service providers, provide them with an incentive for productivity, and create an opportunity for them to share in the growth and value of the Company.  The 2023 Plan enhanced incentive compensation for our executive officers and is the first broad-based stock compensation program at Vishay in over 20 years.  Share-based compensation expense was $22.4 million in 2025 and is expected to be between approximately $27 million and $30 million in 2026.  Management believes such additional non-cash costs will enhance the long-term performance of the Company by providing selected participants with an incentive to improve the growth and profitability of the Company.

In 2024, we revised our short-term incentive ("STI") compensation structure to better align with our growth objectives.  The revised structure incentivizes daily behaviors and actions of our organizational leaders to create immediate growth in line with our cross-functional business objectives.  Under the structure, organizational leaders are rewarded annually for meeting determined targets in revenue, operating margin, gross margin, and variable margin.  Managers are able to earn up to 130% of their former STI bonus targets for results which exceed expectations.  The better alignment of the STI program with business results creates higher volatility in costs.  The industry downturn that led to results that were below expectations in 2024 led to relatively low bonus accruals and thus lower reported SG&A expenses, while 2025 bonus accruals were higher compared to 2024.  Costs associated with the STI program in 2026 are expected to be significantly higher if business results meet or exceed expectations.

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

We continue to monitor the economic environment and its potential effects on our customers and the end markets that we serve.  We are continuing to assess our manufacturing footprint in light of ongoing geopolitical events and cost savings opportunities.

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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.  The dollar was weaker during 2025 versus 2024, with the translation of foreign currency revenues and expenses into U.S. dollars increasing reported revenues and expenses in 2025 versus 2024.  The net change of the dollar was not material when comparing 2024 versus 2023.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel, the United Kingdom, and most significant locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency.  The cost of products sold and selling, general, and administrative expense have been unfavorably impacted for the year ended December 31, 2025 compared to 2024 by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency. The costs of products sold and selling, general, and administrative expense were favorably impacted for the year ended December 31, 2024 compared to 2023.

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

See Notes 1 and 15 to our consolidated financial statements for further information.

Inventories

We value our inventories at the lower of cost or net realizable value, with cost determined using moving average and the first-in, first-out methods. The valuation of our inventories requires our management to make market estimates.  For work in process goods, we are required to estimate the cost to completion of the products and the prices at which we will be able to sell the products.  For finished goods, we must assess the prices at which we believe the inventory can be sold. Inventories are also adjusted for estimated obsolescence and written down to net realizable value based on age of the inventory and upon estimates of future demand, technology developments, and market conditions.

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

Pension and Other Postretirement Benefits

Our defined benefit plans are concentrated in the United States, Germany, and the Republic of China (Taiwan). At December 31, 2025, our U.S. plans include various non-qualified plans.  The table below summarizes information about our pension and other postretirement benefit plans.  This information should be read in conjunction with Note 11 to our consolidated financial statements (amounts in thousands):

	Benefit obligation	Plan assets	Funded position	Informally funded assets	Net position	Unrecognized actuarial items
U.S. non-qualified pension plans	$27,725	$-	$(27,725)	$20,551	$(7,174)	$574
German pension plans	120,713	-	(120,713)	4,660	(116,053)	2,632
Taiwanese pension plans	38,957	40,843	1,886	-	1,886	(183)
Other pension plans	38,157	25,391	(12,766)	-	(12,766)	5,728
OPEB plans	9,221	-	(9,221)	-	(9,221)	(1,887)
Other retirement obligations	11,027	-	(11,027)	-	(11,027)	-
	$245,800	$66,234	$(179,566)	$25,211	$(154,355)	$6,864

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

During 2025, certain tax examinations were concluded and certain statutes of limitations lapsed.  Our tax provision for 2025 includes adjustments related to the resolution of these matters.  During 2023, we settled an examination of our U.S. federal income tax returns for the periods ended December 31, 2017 through 2019.  Our federal income tax returns for the years 2022 through 2024 remain subject to examination.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions:  Israel (2021), China (2022 through 2024), India (2004 through 2023), and Philippines (2020 through 2022).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

See Notes 1 and 5 to consolidated financial statements for additional information.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2025	2024	2023

Costs of products sold	80.6%	78.7%	71.4%
Gross profit	19.4%	21.3%	28.6%
Selling, general, and administrative expenses	17.5%	17.5%	14.4%
Operating income	1.9%	0.2%	14.3%
Income (loss) before taxes and noncontrolling interest	0.8%	(0.1)%	13.7%
Net earnings (loss) attributable to Vishay stockholders	(0.3)%	(1.1)%	9.5%
________
Effective tax rate	135.2%	(1,145.5)%	30.4%

Net Revenues

Net revenues were as follows (dollars in thousands):

	2025	2024	2023

Net revenues	$3,069,048	$2,937,587	$3,402,045
Change versus prior year	$131,461	$(464,458)
Percentage change versus prior year	4.5%	(13.7)%

Changes in net revenues were attributable to the following:

	2025 vs. 2024	2024 vs. 2023

Change attributable to:
Change in volume	4.9%	(10.9)%
Decrease in average selling prices	(1.9)%	(4.2)%
Foreign currency effects	1.3%	0.0%
Acquisitions	0.3%	1.0%
Other	(0.1)%	0.4%
Net change	4.5%	(13.7)%

For most of 2024 and 2025, we operated in a challenging environment, in part due to distribution customers digesting high channel inventories.  The fourth quarter of 2025 saw short-term market conditions improving, and the long-term prospects for our business remain favorable.  We continue to increase manufacturing capacities for critical product lines.  The increase in net revenues in 2025 is primarily due to higher sales volume.  The decrease in net revenues in 2024 was primarily due to lower sales volume and decreased average selling prices.

Gross Profit and Margins

Gross profit margins for the year ended December 31, 2025 were 19.4%, as compared to 21.3% for the year ended December 31, 2024.  The decrease in gross profit margin is primarily due to lower average selling prices and higher metals and materials costs.  Higher labor costs and depreciation expense also negatively impacted the gross profit margin.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues of the MOSFETs segment were as follows (dollars in thousands):

	Years ended December 31,
	2025	2024	2023

Net revenues	$630,463	$601,979	$778,754
Change versus comparable prior year period	$28,484	$(176,775)
Percentage change versus comparable prior year period	4.7%	(22.7)%

Changes in MOSFETs segment net revenues were attributable to the following:

	2025 vs. 2024	2024 vs. 2023

Change attributable to:
Change in volume	10.8%	(17.4)%
Decrease in average selling prices	(6.2)%	(11.0)%
Foreign currency effects	0.6%	0.0%
Acquisition	0.3%	3.9%
Other	(0.8)%	1.8%
Net change	4.7%	(22.7)%

Gross profit margins and segment operating margins for the MOSFETs segment were as follows:

	Years ended December 31,
	2025	2024	2023

Gross profit margin	9.8%	14.5%	33.3%
Segment operating margin	(4.8)%	1.1%	25.1%

Net revenues of the MOSFETs segment increased in 2025 versus the prior year.  The increase is primarily due to increased sales to distribution customers, computing end market customers, and customers in the Asia region.

Gross profit margin decreased versus the prior year primarily due to decreased average selling prices, partially offset by higher sales volume.  Costs associated with the Newport wafer fab also contributed to the decrease versus the prior year.

Segment operating margin decreased versus the prior year.  The decrease is primarily due to gross profit margin decreases and increased segment SG&A expenses associated with the Newport wafer fab.

Average selling prices decreased versus the prior year.

We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We plan to use the Newport wafer fabrication facility, acquired in 2024, to further develop and scale our SiC MOSFETs and diodes capabilities.  We are also committed to building a 12-inch wafer fab in Itzehoe, Germany.  These are long-term investments which were not expected to generate significant income or cash flows in the near-term, but should greatly enhance the long-term position of our MOSFETs business.

Diodes

Net revenues of the Diodes segment were as follows (dollars in thousands):

	Years ended December 31,
	2025	2024	2023

Net revenues	$592,757	$581,975	$690,540
Change versus comparable prior year period	$10,782	$(108,565)
Percentage change versus comparable prior year period	1.9%	(15.7)%

Changes in Diodes segment net revenues were attributable to the following:

	2025 vs. 2024	2024 vs. 2023

Change attributable to:
Change in volume	4.7%	(13.1)%
Decrease in average selling prices	(3.5)%	(3.0)%
Foreign currency effects	1.0%	(0.1)%
Other	(0.3)%	0.5%
Net change	1.9%	(15.7)%

Gross profit margins and segment operating margins for the Diodes segment were as follows:

	Years ended December 31,
	2025	2024	2023

Gross profit margin	20.1%	20.8%	25.4%
Segment operating margin	15.1%	16.5%	22.2%

Net revenues of the Diodes segment increased in 2025 versus the prior year.  The increase versus the prior year is primarily due to increased sales to distribution customers, industrial and power supply end market customers, and customer in the Europe region.

Gross profit margin decreased versus the prior year primarily due to decreased average selling prices, partially offset by higher sales volume.

Segment operating margin decreased versus the prior year primarily due to decreased gross profit.

Average selling prices decreased versus the prior year.

Optoelectronic Components

Net revenues of the Optoelectronic Components segment were as follows (dollars in thousands):

	Years ended December 31,
	2025	2024	2023

Net revenues	$216,551	$212,368	$243,146
Change versus comparable prior year period	$4,183	$(30,778)
Percentage change versus comparable prior year period	2.0%	(12.7)%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	2025 vs. 2024	2024 vs. 2023

Change attributable to:
Change in volume	0.4%	(10.5)%
Decrease in average selling prices	(0.2)%	(2.5)%
Foreign currency effects	1.9%	0.1%
Other	(0.1)%	0.2%
Net change	2.0%	(12.7)%

Gross profit margins and segment operating margins for the Optoelectronic Components segment were as follows:

	Years ended December 31,
	2025	2024	2023

Gross profit margin	20.5%	18.0%	25.6%
Segment operating margin	10.1%	7.9%	17.7%

Net revenues of the Optoelectronic Components segment increased in 2025 versus the prior year.  The increase is primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Europe and Americas regions.

Gross profit margin increased versus the prior year.  The increase is primarily due to increased sales volume, lower fixed and variable costs, and less inventory obsolescence.

Segment operating margin increased primarily due to the increase in gross profit.

Average selling prices decreased versus the prior year.

Resistors

Net revenues of the Resistors segment were as follows (dollars in thousands):

	Years ended December 31,
	2025	2024	2023

Net revenues	$759,343	$725,614	$843,472
Change versus comparable prior year period	$33,729	$(117,858)
Percentage change versus comparable prior year period	4.6%	(14.0)%

Changes in Resistors segment net revenues were attributable to the following:

	2025 vs. 2024	2024 vs. 2023

Change attributable to:
Change in volume	3.8%	(12.0)%
Decrease in average selling prices	(1.1)%	(3.0)%
Foreign currency effects	1.6%	0.0%
Acquisitions	0.4%	0.5%
Other	(0.1)%	0.5%
Net change	4.6%	(14.0)%

Gross profit margins and segment operating margins for the Resistors segment were as follows:

	Years ended December 31,
	2025	2024	2023

Gross profit margin	21.2%	21.9%	28.3%
Segment operating margin	16.2%	17.3%	24.8%

Net revenues of the Resistors segment increased in 2025 versus the prior year.  The increase is primarily due to increased sales to distribution customers, industrial and automotive end market customers, and customers in the Asia and Americas regions.

Gross profit margin decreased versus the prior year.  The decrease is due to decreased average selling prices and higher materials costs, partially offset by higher sales volume.

Segment operating margin decreased versus the prior year.  The decrease is primarily due to decreased gross profit and increased SG&A costs.

Average selling prices decreased versus the prior year.

We are increasing critical manufacturing capacities for certain product lines.  We continue to broaden our business with targeted acquisitions of specialty resistors businesses.

Inductors

Net revenues of the Inductors segment were as follows (dollars in thousands):

	Years ended December 31,
	2025	2024	2023

Net revenues	$364,374	$356,355	$347,392
Change versus comparable prior year period	$8,019	$8,963
Percentage change versus comparable prior year period	2.3%	2.6%

Changes in Inductors segment net revenues were attributable to the following:

	2025 vs. 2024	2024 vs. 2023

Change attributable to:
Increase in volume	0.2%	4.8%
Change in average selling prices	1.4%	(2.2)%
Foreign currency effects	0.7%	0.0%
Net change	2.3%	2.6%

Gross profit margins and segment operating margins for the Inductors segment were as follows:

	Years ended December 31,
	2025	2024	2023

Gross profit margin	27.5%	30.0%	32.4%
Segment operating margin	23.3%	25.9%	28.7%

Net revenues of the Inductors segment increased slightly in 2025 versus the prior year.  The increase is primarily due to increased sales to distribution customers, industrial and healthcare end market customers, and customers in the Asia region, partially offset by decreased sales to military and aerospace end market customers.

Gross profit margin decreased versus the prior year.  The decrease is primarily due to higher variable costs.

Segment operating margin decreased versus the prior year.  The decrease is primarily due to decreased gross profit.

Average selling prices increased versus the prior year.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues of the Capacitors segment were as follows (dollars in thousands):

	Years ended December 31,
	2025	2024	2023

Net revenues	$505,560	$459,296	$498,741
Change versus comparable prior year period	$46,264	$(39,445)
Percentage change versus comparable prior year period	10.1%	(7.9)%

Changes in Capacitors segment net revenues were attributable to the following:

	2025 vs. 2024	2024 vs. 2023

Change attributable to:
Change in volume	5.3%	(7.2)%
Change in average selling prices	1.2%	(0.5)%
Foreign currency effects	2.1%	0.0%
Acquisitions	1.1%	0.0%
Other	0.4%	(0.2)%
Net change	10.1%	(7.9)%

Gross profit margins and segment operating margins for the Capacitors segment were as follows:

	Years ended December 31,
	2025	2024	2023

Gross profit margin	21.5%	24.8%	25.3%
Segment operating margin	16.4%	19.7%	21.1%

Net revenues of the Capacitors segment increased significantly in 2025 versus the prior year.  The increase is primarily due to increased sales to distribution customers, industrial and telecommunications end market customers, and customers in the Asia region, partially offset by decreased sales to military and aerospace end market customers.

Gross profit margin decreased versus the prior year.  The decrease is primarily due to higher material and fixed costs, partially offset by higher sales volume and increased average selling prices.

Segment operating margin decreased versus the prior year.  The decrease is primarily due to decreased gross profit.

Average selling prices have increased slightly versus the prior year.

A large portion of expected growth of our Capacitors segment is in high voltage high power film capacitors used for smart-grid infrastructure projects.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2025	2024	2023

Total SG&A expenses	$538,015	$513,564	$488,349
as a percentage of sales	17.5%	17.5%	14.4%

We are incurring additional SG&A costs associated with our strategic initiatives.  See "Cost Management" above.  SG&A expenses for the year ended December 31, 2025 increased versus the year ended December 31, 2024 due to higher stock-based compensation, general cost inflation, and foreign currency impacts.  SG&A expenses in 2025 include an $11.3 million gain recognized upon the favorable resolution of a contingency.

Other Income (Expense)

2025 Compared to 2024

Interest expense for the year ended December 31, 2025 increased by $11.2 million versus the year ended December 31, 2024.  The increase is primarily due to higher average outstanding balances on our revolving credit facility.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2025	2024	Change

Foreign exchange gain (loss)	$(895)	$774	$(1,669)
Interest income	13,363	25,479	(12,116)
Other components of net periodic pension expense	(7,771)	(7,899)	128
Investment income (loss)	796	(519)	1,315
Other	1,803	1,629	174
	$7,296	$19,464	$(12,168)

2024 Compared to 2023

Interest expense for the year ended December 31, 2024 increased by $2.3 million versus the year ended December 31, 2023.  The increase is primarily due to the issuance of the convertible senior notes due 2030 in the third fiscal quarter of 2023.

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2024	2023	Change

Foreign exchange gain	$774	$677	$97
Interest income	25,479	31,353	(5,874)
Other components of net periodic pension expense	(7,899)	(8,730)	831
Investment income (loss)	(519)	1,347	(1,866)
Other	1,629	616	1,013
	$19,464	$25,263	$(5,799)

Income Taxes

For the years ended December 31, 2025, 2024, and 2023, the effective tax rates were 135.2%, (1,145.5)%, and 30.4%, respectively.  We expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.  Our GAAP effective tax rates for the years ended December 31, 2025 and 2024 are not meaningful at the low levels of pre-tax loss. Our current effective tax rate is not indicative of expected future tax rates due to relatively small items having a disproportionate impact on the current effective tax rate.  When pre-tax earnings increase, we expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions.

On July 4, 2025, H.R. 1 (the "Act"), a tax reconciliation act, was enacted into law in the United States.  The Act did not change the U.S. federal tax rate and most of the provisions of the Act are effective for tax years beginning after December 31, 2025.  We have recorded no change to the deferred U.S. taxes directly related to the Act.  The Act allows the deduction in tax year 2025, or in tax years 2025 and 2026, of some previously capitalized research and development costs.  We anticipate that these additional tax deductions may preclude the utilization of a U.S. foreign tax credit ("FTC") that is due to expire in 2028.  As an indirect result of this change in tax law, we have recorded a valuation allowance of $9.4 million on the deferred tax asset related to this FTC.  The Act made significant change of foreign GILTI income, now called net CFC tested income.  We anticipate that these changes will negatively impact our effective tax rate in the future.

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

Financial Condition, Liquidity, and Capital Resources

Our financial condition as of December 31, 2025 is adequate to meet our capital expenditure and other growth plans.  We have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, fund our stockholder return policy, and to reduce debt levels.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $184.3 million for the year ended December 31, 2025, as compared to cash flows provided by operating activities of $173.7 million for the year ended December 31, 2024.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the fourth fiscal quarter of 2024 through the fourth fiscal quarter of 2025:

	4th Quarter 2024	1st Quarter 2025	2nd Quarter 2025	3rd Quarter 2025	4th Quarter 2025
Days sales outstanding ("DSO") (a)	53	53	53	53	48
Days inventory outstanding ("DIO") (b)	109	110	109	108	107
Days payable outstanding ("DPO") (c)	(34)	(34)	(32)	(31)	(30)
Cash conversion cycle	128	129	130	130	125

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

The cash conversion cycle improved to 125 days in the fourth fiscal quarter of 2025, reflecting our sale of $62.2 million trade receivables and disciplined working capital management.

Cash paid for property and equipment for the year ended December 31, 2025 was $273.3 million, as compared to $320.1 million for the year ended December 31, 2024.  Cash paid for property and equipment for the year ended December 31, 2025 was slightly below expectations as delivery of some equipment was delayed until the first fiscal quarter of 2026.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  We remain committed to our long-term plan of increasing Vishay's capacity, to assure our customers of reliable volume as they scale.  While we plan to advance our capacity expansion projects, we have and will continue to modulate spending in response to order flow and the timing of customer demand and qualifications.  The decreased lead time for equipment and the increased subcontractor capacity are also variables that allow us to adjust our capacity spending.  For 2026, we plan to spend between $400 million to $440 million, at least 70% of which will be invested in capacity expansion projects for high growth product lines, including our wafer fab expansions.

Free cash flow for the years ended December 31, 2025 and December 31, 2024 were negative primarily due to high levels of capital expenditures for expansion.  Free cash flow improved for the year ended December 31, 2025 versus the year ended December 31, 2024 primarily due to the sale of trade receivables and decreased capital expenditures.  We expect free cash flow will be negatively impacted by the expected high level of capital expenditures for expansion after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) (in thousands):

	December 31, 2025	December 31, 2024

Credit facility	$219,000	$136,000
Convertible senior notes, due 2025	-	41,911
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(18,107)	(22,892)
Total debt	950,893	905,019

Cash and cash equivalents	514,966	590,286
Short-term investments	265	16,130

Net cash and short-term investments (debt)	$(435,662)	$(298,603)

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

During the second fiscal quarter of 2025, we repatriated $75 million of accumulated earnings to the United States and paid withholding taxes in Israel of $9.4 million.  As of December 31, 2025, $13.4 million of our cash and cash equivalents and short-term investments were held by our U.S. subsidiaries.  As of December 31, 2025, we are in a net borrowing position in the U.S. and we expect to continue to be at least through 2026 based on expected cash payments pursuant to our Stockholder Return Policy and funding of our growth plan.  As of December 31, 2025, we have approximately $493 million of German and Israeli earnings that are deemed not indefinitely reinvested.  Based on the expected timing of future repatriations, we estimate that the tax liability to repatriate these unremitted earnings will be approximately $76 million, which has been accrued, but will only be paid upon repatriation of the unremitted earnings.  Repatriating these unremitted earnings earlier than currently planned may not be possible and may incur additional tax expense.  We also have amounts of unremitted foreign earnings held by subsidiaries in countries other than Israel and Germany, which continue to be reinvested indefinitely, that we have not accrued for the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions that would be incurred to repatriate these amounts.  Certain of these subsidiaries are located in countries with restrictive regulations and high tax rates for repatriating cash.  Due to the uncertainties associated with the ability, timing, and method to repatriate these unremitted earnings and other complexities associated with its hypothetical calculation, determination of the amount of tax expense that would be incurred to repatriate the unremitted earnings is not practicable, but could be significant.  Our undrawn credit facility provides us with adequate operating liquidity in the United States.

Upon successful completion of our growth plan, we expect to generate increasingly higher levels of free cash that will be sufficient to meet our long-term financing needs related to normal operating requirements, regular dividend payments, share repurchases pursuant to our Stockholder Return Policy, while allowing us to manage our repatriation and financing activities to minimize tax and interest expense.  During the current period of intensified capital expenditures to achieve our growth plans, we are considering a combination of additional and alternative sources of financing and our cash on hand to fund a portion of the capital expenditures that would conserve cash for future acquisitions while enabling us to minimize tax expense.  In the fourth fiscal quarter of 2025, we entered into agreements to sell accounts receivable on a revolving basis that provides up to approximately $150 million source of funding without impacting our credit facility compliance ratios.

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

We were in compliance with all financial covenants under the credit facility at December 31, 2025.  Our interest coverage ratio and net leverage ratio were 9.20 to 1 and 2.42 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  Based on our current EBITDA and outstanding revolver balance, the usable capacity on the credit facility is approximately $254 million.

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

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the credit facility are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 3.23 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 2.10% (including the applicable credit spread), and the undrawn commitment fee is 0.35% per annum.

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

We had $136 million outstanding on our revolving credit facility at December 31, 2024 and $219 million outstanding at December 31, 2025.  We borrowed $832 million and repaid $749 million on the revolving credit facility during the fiscal year ended December 31, 2025.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $220 million and the highest amount outstanding at a fiscal month end was $309 million during the fiscal year ended December 31, 2025. We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal amounts of our debt are due until 2028.

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

In evaluating our liquidity and capital resources, we consider our outstanding commitments.  As of December 31, 2025 our commitments were as follows (in thousands):

		Payments due by period
	Total	2026	2027	2028	2029	2030	Thereafter

Long-term debt	$969,000	$-	$-	$219,000	$-	$750,000	$-
Interest payments on long-term debt	114,794	31,872	31,872	22,222	16,875	11,953	-
Operating leases	160,097	27,429	24,534	19,432	16,390	14,730	57,582
Letters of credit	11,988	-	-	11,988	-	-	-
Expected pension and postretirement plan funding	184,542	23,054	17,014	17,728	24,319	19,972	82,455
Estimated costs to complete construction in progress	95,300	80,700	13,800	800	-	-	-
Estimated costs to complete MOSFETs wafer fab	238,800	226,400	12,400	-	-	-	-
Uncertain tax positions	16,555	1,734	-	-	-	-	14,821
Purchase commitments	89,145	71,806	15,563	1,776	-	-	-
Other long-term liabilities	94,407	-	-	-	-	-	94,407
Total contractual cash obligations	$1,974,628	$462,995	$115,183	$292,946	$57,584	$796,655	$249,265

Commitments for long-term debt are based on the amount required to settle the obligation. Accordingly, the capitalized deferred financing costs associated with our long-term debt are excluded from the calculation of long-term debt commitments in the table above.

Commitments for interest payments on long-term debt are cash commitments based on the stated maturity dates of each agreement and include fees under our revolving credit facility, which expires on May 8, 2028.  Commitments for interest payments on long-term debt exclude non-cash interest expense related to the amortization of deferred financing costs.

Various factors could have a material effect on the amount of future principal and interest payments.  Principal and interest commitments associated with our convertible notes are based on the amounts outstanding as of December 31, 2025.  Additionally, interest commitments for our revolving credit facility are based on the rate prevailing at December 31, 2025, but actual rates are variable and are certain to change over time.

Our consolidated balance sheet at December 31, 2025 includes liabilities associated with uncertain tax positions in multiple taxing jurisdictions where we conduct business.  Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, we have classified all non-current uncertain tax positions as payments due thereafter, although actual timing of payments may be sooner.

Expected pension and postretirement plan funding is based on a projected schedule of benefit payments under the plans adjusted for payments from fully-funded plans.

We maintain long-term arrangements with subcontractors, suppliers, and other business partners to ensure access to external capacity and supplies for certain products. The purchase commitments in the table above represent the estimated minimum commitments under these arrangements.  Our actual purchases in future periods are expected to be greater than these minimum commitments.

Other long-term liabilities in the table above include obligations that are reflected on our consolidated balance sheets as of December 31, 2025.  We include the current portion of the long-term liabilities in the table above. Other long-term liabilities for which we are unable to reasonably estimate the timing of the settlement are classified as payments due thereafter in the table above, although actual timing of payments may be sooner.

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

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. On a selective basis, we have in the past entered into interest rate swap or cap agreements to reduce the potential negative impact that increases in interest rates could have on our outstanding variable rate debt. As of December 31, 2025, 2024, and 2023 we did not have any outstanding interest rate swap or cap agreements.

The interest paid on our credit facilities is based on variable reference rates and an interest margin.  At December 31, 2025, we had $219 million outstanding under our revolving credit facilities. Future U.S. dollar borrowings under the revolving credit commitment will bear interest at SOFR plus 2.10%.

Our convertible debt instruments bear interest at a fixed rate, and accordingly are not subject to interest rate fluctuation risks.

At December 31, 2025, we had $515.0 million of cash and cash equivalents and $0.3 million of short-term investments, which earn interest at various variable rates.

Based on the debt and cash positions at December 31, 2025, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.8 million.

See Note 6 to our consolidated financial statements for additional information about our long-term debt.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries.  We have used forward exchange contracts to economically hedge a portion of these exposures.  We do not use derivatives or other financial instruments for trading or other speculative purposes.  We had no outstanding forward contracts as of December 31, 2025.

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

We have performed sensitivity analyses of our consolidated foreign exchange risk as of December 31, 2025, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2025.  The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $25.5 million at December 31, 2025.  The impact on individual line items in our consolidated statement of operations or on individual subsidiaries could be materially different.  For example, a 10% weakening in all foreign currencies would decrease the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange gains of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $10.8 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the 2013 framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting.  Their report is set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Vishay Intertechnology, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vishay Intertechnology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 13, 2026

Item 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2025.

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

Our Board of Directors has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our directors, officers, and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us (the "Securities Trading Compliance Program").  Our Securities Trading Compliance Program is incorporated by reference to Exhibit 19.1 to the 2024 Annual Report on Form 10-K.

Certain information required under this Item with respect to our Executive Officers is set forth in Part I hereof under the caption “Executive Officers of the Registrant.”
Other information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2025, our most recent fiscal year end, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2025, our most recent fiscal year end, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2025, our most recent fiscal year end, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2025, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2025, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

 Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as Part of Form 10-K

1.	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2025 are filed herewith. See Index to the Consolidated Financial Statements on page F-1 of this report.

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

10.4†	Vishay Intertechnology, Inc. 2023 Long-Term Incentive Plan. Incorporated by reference to Annex A to our definitive proxy statement, dated April 4, 2023, for our 2023 Annual Meeting of Stockholders.

10.5†	Employment Agreement, dated January 1, 2004, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 2, 2004.
10.6†	Amendment to Employment Agreement, dated August 8, 2010, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended July 3, 2010.
10.7†	Amendment to Employment Agreement, dated August 30, 2011, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2011.
10.8†	Amendment to Employment Agreement, dated February 23, 2021, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.
10.9†
Amendment to Employment Agreement, dated July 14, 2022, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman.  Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed July 18, 2022.

10.10†	Amendment to Employment Agreement dated November 3, 2025, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.) and Marc Zandman. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended September 27, 2025.

10.11†	Employment Agreement, dated February 15, 2018, between Vishay Americas, Inc. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed on February 16, 2018.
10.12†	Amendment to Employment Agreement between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal dated May 20, 2020. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.
10.13†	Second Amendment to Employment Agreement, dated February 23, 2021, between Vishay Dale Electronics, LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.
10.14†	Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Dale Electronics LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed July 18, 2022.
10.15†	Amendment to Employment Agreement, dated February 27, 2024, between Vishay Dale Electronics LLC (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Joel Smejkal. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed February 29, 2024.

10.16†
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

10.18†
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

10.20†	Employment Agreement between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster dated May 20, 2020. Incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.
10.21†	First Amendment to Employment Agreement, dated February 23, 2021, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeffrey Webster. Incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the fiscal quarter ended April 3, 2021.
10.22†	Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeff Webster. Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed July 18, 2022.
10.23†	Amendment to Employment Agreement, dated February 27, 2024, between Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Jeff Webster. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K, filed February 29, 2024.
10.24†
Employment Agreement, dated July 14, 2022, between Siliconix incorporated (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc. and Roy Shoshani.  Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed July 18, 2022.

10.25†	Amendment to Employment Agreement, dated February 27, 2024, between Siliconix incorporated (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Roy Shoshani. Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K, filed February 29, 2024.

10.26†	Second Amendment to Employment Agreement, dated January 13, 2025, between Siliconix incorporated (a wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Roy Shoshani. Incorporated by reference to Exhibit 10.41 to our 2024 annual report on Form 10-K.

10.27†
Employment Agreement between Vishay Electronic GmbH (an indirect wholly owned subsidiary of Vishay Intertechnology, Inc.), Vishay Intertechnology, Inc., and Andreas Randebrock dated May 20, 2020.  Incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2020.

10.28†
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

10.30†
Second Amended and Restated Employment Agreement, dated July 14, 2022, between Vishay Intertechnology, Inc. and Peter Henrici.  Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K, filed July 18, 2022.

10.31†	Amendment to Employment Agreement, dated February 27, 2024, between Vishay Intertechnology, Inc., and Peter Henrici. Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K, filed February, 29, 2024.

10.32†	Employment Agreement, dated February 27, 2024, between Vishay Intertechnology, Inc., and David E. McConnell. Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K, filed February 29, 2024.

10.33†	Employment Agreement, dated February 27, 2024, between Vishay Intertechnology, Inc., and Michael O'Sullivan. Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K, filed February 29, 2024.

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

10.36
Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 23, 2010.

10.37
Tax Matters Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.

10.38
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

10.40*
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

10.43*	Manufacturing Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.10 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.
10.44	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.11 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.
10.45*	Supply Agreement, dated July 6, 2010, between Vishay Precision Foil GmbH and Vishay S.A. Incorporated by reference to Exhibit 10.12 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.
10.46*	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc. Incorporated by reference to Exhibit 10.13 to Vishay Precision Group, Inc.’s current report on Form 8-K filed July 7, 2010.
10.47	Credit Agreement, dated as of June 5, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 5, 2019.
10.48	Amendment No. 1 to Credit Agreement, dated as of September 20, 2019, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 28, 2019.

10.49	Amendment and Restatement Agreement, dated as of May 8, 2023 among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed May 8, 2023.
10.50	First Amendment to the Amended and Restated Agreement, dated as of August 15, 2024, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed August 15, 2024.

10.51	Second Amendment to the Amended and Restated Agreement, dated as of October 31, 2025, among Vishay Intertechnology, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 27, 2025.

10.52†	Vishay Intertechnology, Inc. Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 in our quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2023.
10.53†	Vishay Intertechnology, Inc. Form of Non-Employee Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.48 to our 2019 annual report on Form 10-K.
10.54†	Vishay Intertechnology, Inc. Form of Executive Officer Phantom Stock Unit Agreement. Incorporated by reference to Exhibit 10.50 to our 2019 annual report on Form 10-K.
10.55†	Vishay Intertechnology, Inc. Non-Employee Director Compensation Plan. Incorporated by reference to Exhibit 10.44 to our 2020 annual report on Form 10-K.
10.56†	Form of Future Deferred Remuneration Arrangement of Vishay Israel Ltd. (a wholly owned subsidiary of Vishay Intertechnology, Inc.). Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 28, 2021.
10.57	Form of Base Capped Call Confirmation. Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K filed September 12, 2023.
10.58	Form of Additional Capped Call Confirmation. Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K filed September 12, 2023.
10.59†	Form of Phantom Stock Award Agreement. Incorporated by reference to Exhibit 10.66 to our 2023 annual report on Form 10-K.
10.60†	Form of Non-Employee Director RSU Agreement. Incorporated by reference to Exhibit 10.67 to our 2023 annual report on Form 10-K.
10.61†	Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.7 in our quarterly report on Form 10-Q for the fiscal quarter ended March 30, 2024.
10.62†	Form of Performance-Based Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.8 in our quarterly report on Form 10-Q for the fiscal quarter ended March 30, 2024.
19.1	Vishay Intertechnology, Inc. Securities Trading Compliance Program. Incorporated by reference to Exhibit 19.1 to our 2024 annual report on Form 10-K.
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
31.2**	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
97.1	Vishay Intertechnology, Inc. Dodd-Frank Clawback Policy. Incorporated by reference to Exhibit 97.1 in our 2023 annual report on Form 10-K.
101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104**	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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
February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Principal Executive Officer:

/s/ Joel Smejkal	President, Chief Executive Officer,	February 13, 2026
Joel Smejkal	and Director

Principal Financial Officer:

/s/ David E. McConnell	Executive Vice President and	February 13, 2026
David E. McConnell	Chief Financial Officer

Principal Accounting Officer:

/s/ David L. Tomlinson	Senior Vice President and	February 13, 2026
David L. Tomlinson	Chief Accounting Officer

Board of Directors:

/s/ Marc Zandman	Executive Chairman of	February 13, 2026
Marc Zandman	the Board of Directors

/s/ Renee B. Booth	Director	February 13, 2026
Dr. Renee B. Booth

/s/ Michael J. Cody	Director	February 13, 2026
Michael J. Cody

/s/ Michiko Kurahashi	Director	February 13, 2026
Dr. Michiko Kurahashi

/s/ Abraham Ludomirski	Director	February 13, 2026
Dr. Abraham Ludomirski

/s/ John Malvisi	Director	February 13, 2026
John Malvisi

/s/ Ruta Zandman	Director	February 13, 2026
Ruta Zandman

/s/ Raanan Zilberman	Director	February 13, 2026
Raanan Zilberman

Vishay Intertechnology, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vishay Intertechnology, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vishay Intertechnology, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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

Sales Returns and Allowances Accruals
Description of the Matter
At December 31, 2025, the Company’s liability for sales returns and allowances was $41.2 million. As discussed in Note 1 of the consolidated financial statements, the Company recognizes the estimated variable consideration to be received from contracts with customers as revenue and recognizes a related accrued liability for estimated future credits that will be issued to its customers, primarily distributors, for product returns, scrap allowance, “stock, ship and debit”, and price protection programs with those customers.
Auditing management’s sales returns and allowances accruals specifically related to the scrap allowance and “stock, ship and debit” programs was especially challenging because of the judgement used by management to determine the amount of future credits that will be issued to customers for sales that were recognized during the period. Estimating the scrap allowance and “stock, ship and debit” accrual involves the application of models which require management to make certain assumptions including future customer credit rates.

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

Philadelphia, Pennsylvania
February 13, 2026

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$514,966	$590,286

Short-term investments	265	16,130

Accounts receivable, net of allowances for credit losses of $2,399 and $1,311, respectively	381,802	401,901

Inventories:
Finished goods	182,444	175,176
Work in process	331,347	296,393
Raw materials	245,412	217,812
Total inventories	759,203	689,381

Prepaid expenses and other current assets	231,004	217,809
Total current assets	1,887,240	1,915,507

Property and equipment, at cost:
Land	86,399	84,124
Buildings and improvements	839,856	766,058
Machinery and equipment	3,477,884	3,259,213
Construction in progress	464,475	367,564
Allowance for depreciation	(3,195,455)	(2,931,221)
Property and equipment, net	1,673,159	1,545,738

Right of use assets	119,746	117,953

Deferred income taxes	183,016	159,769

Goodwill	180,390	179,005

Other intangible assets, net	78,487	87,223

Other assets	112,122	105,501
Total assets	$4,234,160	$4,110,696

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2025	December 31, 2024

Liabilities and equity
Current liabilities:
Trade accounts payable	$214,984	$216,313
Payroll and related expenses	164,114	137,101
Lease liabilities	26,546	25,901
Other accrued expenses	300,031	264,471
Income taxes	14,751	64,562
Total current liabilities	720,426	708,348

Long-term debt, less current portion	950,893	905,019
Deferred income taxes	96,818	96,363
Long-term lease liabilities	95,799	94,218
Other liabilities	109,228	104,086
Accrued pension and other postretirement costs	172,723	173,700
Total liabilities	2,145,887	2,081,734

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; zero issued	-	-
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 123,498,190 and 133,607,153 shares issued	12,351	13,361
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,097,148 shares issued	1,210	1,210
Capital in excess of par value	1,101,086	1,306,245
Retained earnings	892,232	955,500
Treasury stock (at cost): zero and 9,933,595 common shares	-	(212,062)
Accumulated other comprehensive income (loss)	81,394	(35,292)
Total equity	2,088,273	2,028,962
Total liabilities and equity	$4,234,160	$4,110,696

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2025	2024	2023

Net revenues	$3,069,048	$2,937,587	$3,402,045
Costs of products sold	2,474,165	2,311,295	2,427,552
Gross profit	594,883	626,292	974,493

Selling, general, and administrative expenses	538,015	513,564	488,349
Restructuring and severance costs	-	40,614	-
Impairment of goodwill	-	66,487	-
Operating income	56,868	5,627	486,144

Other income (expense):
Interest expense	(38,651)	(27,480)	(25,131)
Other	7,296	19,464	25,263
Loss on early extinguishment of debt	-	-	(18,874)
Total other income (expense)	(31,355)	(8,016)	(18,742)

Income (loss) before taxes	25,513	(2,389)	467,402

Income tax expense	34,491	27,366	141,889

Net earnings (loss)	(8,978)	(29,755)	325,513

Less: net earnings attributable to noncontrolling interests	-	1,395	1,693

Net earnings (loss) attributable to Vishay stockholders	$(8,978)	$(31,150)	$323,820

Basic earnings (loss) per share attributable to Vishay stockholders:	$(0.07)	$(0.23)	$2.32

Diluted earnings (loss) per share attributable to Vishay stockholders:	$(0.07)	$(0.23)	$2.31

Weighted average shares outstanding - basic	135,737	136,964	139,447

Weighted average shares outstanding - diluted	135,737	136,964	140,246

Cash dividends per share	$0.40	$0.40	$0.40

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2025	2024	2023

Net earnings (loss)	$(8,978)	$(29,755)	$325,513

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	8,819	3,643	(7,001)

Foreign currency translation adjustment	107,867	(49,272)	28,165

Other comprehensive income (loss)	116,686	(45,629)	21,164

Comprehensive income (loss)	107,708	(75,384)	346,677

Less: comprehensive income attributable to noncontrolling interests	-	1,395	1,693

Comprehensive income (loss) attributable to Vishay stockholders	$107,708	$(76,779)	$344,984

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2025	2024	2023

Operating activities
Net earnings (loss)	$(8,978)	$(29,755)	$325,513
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	224,738	210,645	184,373
(Gain) loss on disposal of property and equipment	100	(1,969)	(554)
Inventory write-offs for obsolescence	34,967	37,245	37,426
Impairment of goodwill	-	66,487	-
Pensions and other postretirement benefits, net of contributions	(5,540)	(6,036)	(9,559)
Stock compensation expense	22,355	20,921	16,532
Loss on early extinguishment of debt	-	-	18,874
Deferred income taxes	(10,864)	(23,514)	36,783
Other operating activities	6,776	20,416	9,442
Change in U.S. transition tax liability	(47,027)	(37,622)	(27,670)
Change in repatriation tax liability	(9,375)	(15,000)	(63,600)
Net change in operating assets and liabilities, net of effects of businesses acquired	(22,844)	(68,116)	(161,857)
Net cash provided by operating activities	184,308	173,702	365,703

Investing activities
Capital expenditures	(273,293)	(320,079)	(329,410)
Proceeds from sale of property and equipment	1,162	3,015	1,156
Purchase of and deposits for businesses, net of cash acquired	-	(216,024)	(13,753)
Purchase of short-term investments	(28,575)	(145,327)	(117,523)
Maturity of short-term investments	45,111	164,983	387,898
Other investing activities	(2,336)	970	(1,219)
Net cash used in investing activities	(257,931)	(512,462)	(72,851)

Financing activities
Proceeds from long-term borrowings	-	-	750,000
Principal payment upon maturity of convertible senior notes due 2025	(41,911)	-	-
Repurchase of convertible senior notes due 2025	-	(52,960)	(386,745)
Net proceeds (payments) on revolving credit facility	83,000	136,000	(42,000)
Debt issuance and amendment costs	-	(1,062)	(26,823)
Cash paid for capped call	-	-	(94,200)
Dividends paid to common stockholders	(49,399)	(49,833)	(50,787)
Dividends paid to Class B common stockholders	(4,839)	(4,839)	(4,839)
Repurchase of common stock	(12,528)	(50,406)	(78,684)
Distributions to noncontrolling interests	-	(2,500)	(867)
Acquisition of noncontrolling interests	-	(5,500)	-
Cash withholding taxes paid when shares withheld for vested equity awards	(3,986)	(4,303)	(3,994)
Other financing activities	10,000	-	-
Net cash provided by (used in) financing activities	(19,663)	(35,403)	61,061
Effect of exchange rate changes on cash and cash equivalents	17,966	(8,270)	7,981

Net increase (decrease) in cash and cash equivalents	(75,320)	(382,433)	361,894

Cash and cash equivalents at beginning of year	590,286	972,719	610,825
Cash and cash equivalents at end of year	$514,966	$590,286	$972,719

See accompanying notes

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Vishay Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2022	$13,291	$1,210	$1,352,321	$773,228	$(82,972)	$(10,827)	$2,046,251	$3,899	$2,050,150
Net earnings	-	-	-	323,820	-	-	323,820	1,693	325,513
Other comprehensive income	-	-	-	-	-	21,164	21,164	-	21,164
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(867)	(867)
Issuance of stock and related tax withholdings for vested restricted stock units and phantom stock units (276,130 shares)	28	-	(4,022)	-	-	-	(3,994)	-	(3,994)
Dividends declared ($0.40 per share)	-	-	50	(55,676)	-	-	(55,626)	-	(55,626)
Stock compensation expense	-	-	16,532	-	-	-	16,532	-	16,532
Repurchase of common stock held in treasury (3,295,308 shares)	-	-	-	-	(78,684)	-	(78,684)	-	(78,684)
Capped call transaction, net of tax	-	-	(73,382)	-	-	-	(73,382)	-	(73,382)
Balance at December 31, 2023	$13,319	$1,210	$1,291,499	$1,041,372	$(161,656)	$10,337	$2,196,081	$4,725	$2,200,806
Net earnings (loss)	-	-	-	(31,150)	-	-	(31,150)	1,395	(29,755)
Other comprehensive income (loss)	-	-	-	-	-	(45,629)	(45,629)	-	(45,629)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,500)	(2,500)
Acquisition of noncontrolling interests	-	-	(1,880)	-	-	-	(1,880)	(3,620)	(5,500)
Issuance of stock and related tax withholdings for vested restricted stock units (419,252 shares)	42	-	(4,345)	-	-	-	(4,303)	-	(4,303)
Dividends declared ($0.40 per share)	-	-	50	(54,722)	-	-	(54,672)	-	(54,672)
Stock compensation expense	-	-	20,921	-	-	-	20,921	-	20,921
Repurchase of common stock held in treasury (2,397,714 shares)	-	-	-	-	(50,406)	-	(50,406)	-	(50,406)
Balance at December 31, 2024	$13,361	$1,210	$1,306,245	$955,500	$(212,062)	$(35,292)	$2,028,962	$-	$2,028,962
Net earnings (loss)	-	-	-	(8,978)	-	-	(8,978)	-	(8,978)
Other comprehensive income	-	-	-	-	-	116,686	116,686	-	116,686
Issuance of stock and related tax withholdings for vested restricted stock units (553,192 shares)	56	-	(4,042)	-	-	-	(3,986)	-	(3,986)
Dividends declared ($0.40 per share)	-	-	52	(54,290)	-	-	(54,238)	-	(54,238)
Stock compensation expense	-	-	22,355	-	-	-	22,355	-	22,355
Repurchase of common stock held in treasury (728,560 shares)	-	-	-	-	(12,528)	-	(12,528)	-	(12,528)
Retirement of common stock held in treasury (10,662,155 shares)	(1,066)	-	(223,524)	-	224,590	-	-	-	-
Balance at December 31, 2025	$12,351	$1,210	$1,101,086	$892,232	$-	$81,394	$2,088,273	$-	$2,088,273
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Vishay Intertechnology, Inc. (“Vishay” or the “Company”) manufactures one of the world’s largest portfolios of discrete semiconductors and passive electronic components that are essential to innovative designs in the automotive, industrial, military, aerospace, healthcare, power supplies, telecommunications, consumer products, and computing end markets. Semiconductors include MOSFETs, diodes, and optoelectronic components. Passive components include resistors, inductors, and capacitors.

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

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development (exclusive of purchased in-process research and development) aggregated $122,388, $120,126, and $99,506, for the years ended December 31, 2025, 2024, and 2023, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies (continued)

Cash, Cash Equivalents, and Short-Term Investments

Cash and cash equivalents includes demand deposits and highly liquid investments with maturities of three months or less when purchased.  Highly liquid investments with original maturities greater than three months, but less than one year are classified as short-term investments.  At December 31, 2025 and 2024, the Company’s short-term investments were comprised of time deposits with financial institutions whose original maturity exceeds three months, but less than one year.

Accounts Receivable and Allowance for Credit Losses

The Company estimates its credit losses on financial instruments using a current expected credit loss model.  The Company maintains an allowance for accounts receivable credit losses resulting from the inability of its customers to make required payments.  Payment terms for the Company's sales are generally less than ninety days.  Substantially all of the Company's trade receivables are collected within twelve months of the transfer of products to the customer and the Company expects this to continue going forward.  The credit loss allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions.  Receivables from customers with deteriorating financial condition and those over 180 days past due are removed from the pool and evaluated separately.  Net credit loss expense (benefit) for accounts receivable was $911, $(214), and $369 for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company’s cash equivalents, short-term investments, and restricted investments are accounted for as held-to-maturity debt instruments, at amortized cost.  Interest income on these instruments is recorded as "Other income" on the consolidated statements of operations and interest receivable is recognized as a separate asset and recorded in "Prepaid expenses and other current assets" on the consolidated balance sheets.  The Company has not experienced a credit loss on the principal or interest receivable of its cash equivalents, short-term investments, or restricted investments.  The Company pools its cash equivalents, short-term investments, and restricted investments by credit rating of the issuing financial institution and estimates an allowance for credit losses based on the corporate bond default ratios, evaluation of the impact of current and projected economic conditions, and probability of credit loss.  Net credit loss expense for cash equivalents, short-term investments, and restricted investments was immaterial for the years ended December 31, 2025, 2024, and 2023.  The Company does not measure an allowance for credit losses on interest receivable.  Any uncollectible interest receivable is recognized by reversing interest income within the fiscal quarter that the interest becomes uncollectible.

In 2025, the Company started selling certain of its non-U.S. accounts receivable on a non-recourse basis to third-party financial institutions.  These transactions are recognized as sales of receivables because effective control over, and risk related to, the receivables is transferred to the buyers. The Company derecognized $62,175 of accounts receivable as of December 31, 2025.  The cash proceeds are presented as cash provided by operating activities in the consolidated statement of cash flows.  After the sale of the accounts receivable, the Company collects payment from the customers and remits it to the third-party financial institutions.

Inventories

Inventories are stated at the lower of cost, determined by the moving average and first-in, first-out methods, or net realizable value. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven years to ten years. Buildings and building improvements are being depreciated over useful lives of twenty years to forty years. Construction in progress is not depreciated until the assets are placed in service. The estimated cost to complete construction in progress at December 31, 2025 was approximately $334,100. Depreciation expense was $211,542, $198,961, and $174,457 for the years ended December 31, 2025, 2024, and 2023, respectively.  Gains and losses on the disposal of assets which do not qualify for presentation as discontinued operations are included in the determination of operating margin (within selling, general, and administrative expenses).  Individually material gains and losses on disposal are separately disclosed in the notes to the consolidated financial statements.

Commitments and Contingencies

The Company has commitments for the purchase of assets to complete its construction in progress as disclosed above.  The commitment period for most of these purchase commitments is less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies (continued)

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental remediation site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable based upon information derived from the remediation plan for that site. Accrued liabilities for environmental matters recorded at December 31, 2025 and 2024 do not include claims against third parties.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquired over the fair value of the related net assets at the date of acquisition.  Certain intangible assets may be assigned indefinite useful lives.  Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually.  The Company performs its annual goodwill impairment tests as of the first day of the fourth fiscal quarter.  These tests are performed more frequently whenever events or changes in circumstances indicate that the assets might be impaired (see Note 19).  The Company's business segments (see Note 15) represent its reporting units for goodwill impairment testing purposes. At December 31, 2025 and 2024, respectively, the Company has no recorded indefinite-lived intangible assets.

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

Treasury Stock

The Company records treasury stock at cost, inclusive of fees, commissions, excise taxes, and other expenses, when outstanding common shares are repurchased.  The Company allocates the excess of par value paid to repurchase outstanding common shares to "Capital in excess of par value" when treasury stock is retired.

Self-Insurance Programs

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, property damage, director and officers’ liability, and vehicle liability.

As part of its self-insurance program for certain risks, the Company created a wholly-owned captive insurance entity in 2007. At December 31, 2025, the captive insurance entity provides only property and general liability insurance, although it is licensed to also provide directors’ and officers’ insurance.  The captive insurance entity had no amounts accrued for outstanding claims at December 31, 2025 and 2024.

Certain investments held by the captive insurance entity are restricted primarily for the purpose of potential insurance claims. Such amounts are recorded in other noncurrent assets, and total $14,337 and $12,001 at December 31, 2025 and 2024, respectively, representing required statutory reserves of the captive insurance entity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Accounting Guidance Recently Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures. The ASU requires entities to consistently categorize and provide greater disaggregation of information in the rate reconciliation and income taxes paid. The ASU is effective for the Company for annual periods beginning on or after January 1, 2025, with the ability to early adopt. The Company adopted the ASU effective January 1, 2025. The adoption of the ASU did not impact the Company's financial position, results of operations, or cash flows, but increased its income tax disclosures.

Recent Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The ASU requires entities to provide expanded disclosures about specific income statement expenses, primarily through enhanced disclosures about purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The ASU is effective for the Company for annual periods beginning on or after January 1, 2027, and interim periods beginning after January 1, 2028, with the ability to early adopt. The adoption of the ASU will not impact the Company's financial position, results of operations, or cash flows, but will increase disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets.  The ASU allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses.  The Company adopted the ASU effective January 1, 2026.  The adoption of the ASU will not impact the Company's financial position, results of operations, or cash flows.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software.  The ASU requires entities to capitalize software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended.  The Company early adopted the ASU effective January 1, 2026.  The adoption of the ASU is not expected to have a significant impact on the Company's financial position, results of operations, or cash flows.

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

Year ended December 31, 2024

Newport wafer fab

On March 5, 2024, the Company acquired Nexperia’s wafer fabrication facility and operations located in Newport, South Wales, U.K. for $177,457 in cash, net of cash acquired.  The wafer fabrication facility is located on 28 acres and is an automotive-certified, 200mm semiconductor wafer fab with capacity to produce more than 30,000 wafers per month.  The transaction included contingent payments of $15,000, held in escrow.  Selling, general, and administrative expenses for the fiscal year ended December 31, 2025 include an $11,293 benefit recognized in the second fiscal quarter of 2025 upon the favorable resolution of a contingency.

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

Birkelbach Kondensatortechnik GmbH

On December 17, 2024 the Company acquired Birkelbach Kondensatortechnik GmbH and certain related assets ("Birkelbach") for $15,839, net of cash acquired.  Based in Erndtebrueck, Germany, Birkelbach is a manufacturer of metalized technical films for capacitor dielectrics.  Vishay was a major customer of Birkelbach, and the acquired business has been vertically integrated into Vishay's Capacitors segment.  Based on an estimate of fair values, the Company allocated $7,168 of the purchase price to definite-lived intangible assets.  After allocating the purchase price to assets acquired and liabilities assumed based on an estimation of the fair values at the date of acquisition, the Company recorded goodwill of $777 related to this acquisition.  The goodwill related to this acquisition is included in the Capacitors reporting unit for goodwill impairment testing.  The results and operations of this acquisition have been included in the Capacitors segment since December 17, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 3 – Restructuring and Related Activities

In September 2024, the Company announced the implementation of restructuring actions designed to optimize the Company’s manufacturing footprint and streamline business decision making.

The restructuring actions are being implemented in phases and include:

●	Selling, general, and administrative functions streamlined through the fourth fiscal quarter of 2025.
●
The closure of three manufacturing facilities.  A Diodes segment back-end facility in Shanghai, China is expected to be closed by the end of 2026 with production transfers completed in phases beginning in the fourth quarter of 2025.  In addition, two small facilities in the Resistors segment in Fichtelberg, Germany and Milwaukee, Wisconsin, are expected to be closed in 2026.

●	Various changes in manufacturing operations and production transfers.

The following table summarizes the activity to date related to this program:

Expense recorded in 2024	$40,614
Utilized	(8,734)
Foreign currency translation	(1,292)
Balance at December 31, 2024	$30,588
Utilized	(15,268)
Foreign currency translation	2,106
Balance at December 31, 2025	$17,426

Severance payment terms vary by country, but generally are paid in a lump sum at cessation of employment.  Some payments are made over an extended period.  As of December 31, 2025, substantially all of the liability is current and is included in other accrued expenses in the accompanying consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 4 – Leases

The net right of use assets and lease liabilities recognized on the consolidated balance sheets for the Company's operating leases as of December 31, 2025 and 2024 are presented below:

	December 31, 2025	December 31, 2024
Right of use assets
Operating Leases
Buildings and improvements	$114,199	$112,528
Machinery and equipment	5,547	5,425
Total	$119,746	$117,953
Current lease liabilities
Operating Leases
Buildings and improvements	$23,555	$22,993
Machinery and equipment	2,991	2,908
Total	$26,546	$25,901
Long-term lease liabilities
Operating Leases
Buildings and improvements	$93,342	$91,772
Machinery and equipment	2,457	2,446
Total	$95,799	$94,218
Total lease liabilities	$122,345	$120,119

Lease expense is classified in the statements of operations based on asset use.  Total lease cost recognized on the consolidated statements of operations is as follows:

	Years ended December 31,
	2025	2024	2023
Lease expense
Operating lease expense	$28,700	$29,787	$27,909
Short-term lease expense	2,086	964	988
Variable lease expense	595	581	566
Total lease expense	$31,381	$31,332	$29,463

The Company paid $28,976, $29,744, and $28,164 for its operating leases during the years ended December 31, 2025, 2024, and 2023, respectively, which are included in operating cash flows on the consolidated statements of cash flows.  The weighted-average remaining lease term for the Company's operating leases is 8.3 years and the weighted-average discount rate is 6.7% as of December 31, 2025.

The undiscounted future lease payments for the Company's operating lease liabilities are as follows:

2026	$27,429
2027	24,534
2028	19,432
2029	16,390
2030	14,730
Thereafter	57,582

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes

Changes in Tax Laws and Regulations

United States

On July 4, 2025, H.R. 1 (the "Act"), a tax reconciliation act, was enacted into law in the United States.  The Act did not change the U.S. federal tax rate and most of the provisions of the Act are effective for tax years beginning after December 31, 2025.  The Company has recorded no change to the deferred U.S. taxes directly related to the Act.  The Act allows the deduction in tax year 2025, or in tax years 2025 and 2026, of some previously capitalized research and development costs.  The Company anticipates that these additional tax deductions may preclude the utilization of a U.S. foreign tax credit ("FTC") that is due to expire in 2028.  As an indirect result of this change in tax law, the Company recorded a valuation allowance of $9,420 on the deferred tax asset related to this FTC.

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States.  Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposed a one-time transition tax on deferred foreign earnings, payable in defined increments over eight years.  Installments of $47,027 were paid in 2025, $37,622 were paid in 2024, $27,670 were paid in 2023, and $14,757 in each of 2022, 2021, 2020, 2019, and 2018.  The 2025 installment was the last payment.

The Company has elected to account for Global Intangible Low-Taxed Income ("GILTI") tax in the period in which it is incurred and, therefore, does not provide any deferred taxes in the consolidated financial statements at December 31, 2025, 2024, or 2023.

Germany

In the third fiscal quarter of 2025, the Federal Republic of Germany enacted tax legislation decreasing the federal tax rate beginning in 2028 by 1% per year for five years.  The Company recorded deferred tax expense of $4,237 to reduce the carrying amount of deferred tax assets in Germany based on these new rates.

Changes in Indefinite Reversal Assertion

The Company made the determination in 2021 that substantially all unremitted foreign earnings in Israel were no longer indefinitely reinvested.  The Company made the determination in 2022 that substantially all unremitted earnings in Germany were no longer indefinitely reinvested.

These changes in this indefinite reinvestment assertions provide greater access to the Company's worldwide cash balances to fund its growth plan and its Stockholder Return Policy.  While the change in assertion provides access to these balances, these amounts will be repatriated only as needed.  The withholding taxes associated with any distribution to the United States is payable upon distribution.  The Company repatriated $75,000 of accumulated earnings to the United States in the second fiscal quarter of 2025 and paid withholding taxes, in Israel, of $9,375.  The Company repatriated $120,000 of accumulated earnings to the United States in the second fiscal quarter of 2024 and paid withholding taxes, in Israel, of $15,000.  During the fourth fiscal quarter of 2023, the Company repatriated $325,000 of accumulated earnings to the United States and paid withholding taxes, in Germany and Israel, of $63,600.

At December 31, 2025, approximately $231,187 of German earnings and approximately $261,452 of Israeli earnings are deemed not indefinitely reinvested.  The aggregate tax liability recorded for unremitted earnings at December 31, 2025 is approximately $76,000, which includes amounts accrued subsequent to the changes in indefinite reinvestment determinations described above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

Income before taxes consists of the following components:

	Years ended December 31,
	2025	2024	2023

Domestic	$(172,986)	$(172,519)	$67,938
Foreign	198,499	170,130	399,464
	$25,513	$(2,389)	$467,402

Significant components of income taxes are as follows:

	Years ended December 31,
	2025	2024	2023

Current:
Federal	$456	$1,936	$14,594
State and local	153	407	1,769
Foreign	54,121	63,537	152,343
	54,730	65,880	168,706
Deferred:
Federal	(24,586)	(24,492)	(4,871)
State and local	(1,347)	(788)	(3,651)
Foreign	5,694	(13,234)	(18,295)
	(20,239)	(38,514)	(26,817)
Total income tax expense	$34,491	$27,366	$141,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024

Deferred tax assets:
Pension and other retiree obligations	$24,172	$27,779
Inventories	28,453	26,004
Net operating loss carryforwards	72,349	74,244
Tax credit carryforwards	80,081	67,192
Research and development costs	34,307	25,582
Interest	31,135	23,886
Other accruals and reserves	34,869	36,232
Total gross deferred tax assets	305,366	280,919
Less valuation allowance	(92,117)	(92,876)
	213,249	188,043
Deferred tax liabilities:
Property and equipment	(19,131)	(20,032)
Tax deductible goodwill	(8,770)	(7,889)
Intangibles other than goodwill	(7,526)	(8,937)
Earnings not indefinitely reinvested	(80,203)	(78,977)
Other - net	(11,421)	(8,802)
Total gross deferred tax liabilities	(127,051)	(124,637)

Net deferred tax assets	$86,198	$63,406

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision for the year ended December 31, 2025 is as follows:

	Year Ended
	December 31, 2025

U.S. federal statutory income tax	$5,358	21.0%
State and local income taxes, net of federal benefit*	(939)	(3.7)%
Foreign tax effects:
China:
Withholding on dividends	6,658	26.1%
Other	1,813	7.1%
Germany:
Effects of changes in tax laws	4,237	16.6%
Other	1,048	4.1%
Israel:
Incentives	(3,230)	(12.7)%
Withholding on dividends	6,860	26.9%
Other	812	3.2%
Other foreign jurisdictions	(1,028)	(4.0)%
Effects of cross-border tax laws:
Subpart F	4,380	17.2%
GILTI	3,580	14.0%
Other	2,531	9.9%
Tax credits
U.S. foreign tax credit	(6,663)	(26.1)%
Changes in valuation allowances	9,420	36.9%
Nontaxable or nondeductible items:
Executive compensation	2,666	10.5%
Other	(610)	(2.4)%
Changes in uncertain tax benefits	(185)	(0.7)%
Other adjustments	(2,217)	(8.7)%
Total tax expense	$34,491	135.2%

* State taxes in Minnesota, Arizona, and Illinois made up the majority (greater than 50%) of the tax effect in this category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision for the years ended December 31, 2024 and 2023 is as follows:

	Years ended December 31,
	2024	2023

Tax at statutory rate	$(502)	$98,154
State income taxes, net of U.S. federal tax benefit	(301)	(1,487)
Effect of foreign operations	(962)	9,260
Impairment of goodwill	13,962	-
Tax on earnings not indefinitely reinvested	9,016	37,061
Change in valuation allowance on deferred tax assets	-	(1,770)
Foreign income taxable in the U.S.	16,571	11,829
Foreign tax credit	(11,506)	(29,997)
U.S. Base Erosion Anti-Abuse Tax	1,063	16,837
Other	25	2,002
Total income tax expense	$27,366	$141,889

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

Income tax expense for the year ended December 31, 2025 includes certain discrete tax items for changes in uncertain tax positions, valuation allowances, tax rates, and other related items.  These items totaled $13,657 in 2025.  There were no unusual tax items for the years ended December 31, 2024 and 2023.

At December 31, 2025, the Company had the following significant net operating loss carryforwards for tax purposes:

		Expires
Belgium	$117,171	No expiration
Israel	3,575	No expiration
Italy	18,169	No expiration
Netherlands	10,334	No expiration
The Republic of China (Taiwan)	5,546	2027 - 2028
United Kingdom	71,883	No expiration
U.S. Federal	34,206	No expiration

California	17,184	2028 - 2045
Pennsylvania	436,026	2027 - 2045
Arizona	19,570	2032 - 2045

At December 31, 2025, the Company had the following significant tax credit carryforwards available:

		Expires
U.S. Foreign Tax Credit	$50,592	2028 - 2035
U.S. Research and Development Credit	5,109	2038 - 2045
California Research Credit	24,380	No expiration

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 5 – Income Taxes (continued)
The following table summarizes income taxes paid by jurisdiction for the year ended December 31, 2025:

Year Ended
December 31, 2025

U.S. Federal	$47,895
U.S. State and Local	(99)
China	12,424
Israel	14,950
The Republic of China (Taiwan)	9,427
Other Foreign	16,175
Total income taxes paid	$100,772

Net income taxes paid were $136,784, and $224,232 for the years ended December 31, 2024, and 2023, respectively.  Net income taxes paid for the years ended December 31, 2025, 2024, and 2023, respectively, include withholding taxes for repatriation activity.  Net income taxes paid for the years ended December 31, 2025, 2024, and 2023 also includes $47,027, $37,622, and $27,670, respectively, of TCJA transition tax paid.

The following table summarizes changes in the liabilities associated with unrecognized tax benefits:

	Years ended December 31,
	2025	2024	2023

Balance at beginning of year	$32,500	$12,857	$18,429
Addition based on tax positions related to the current year	2,416	922	1,210
Addition based on tax positions related to prior years	3,967	19,905	5,455
Currency translation adjustments	815	(185)	230
Reduction based on tax positions related to prior years	(1,237)	-	-
Reduction for settlements	(4,446)	-	(10,000)
Reduction for lapses of statute of limitation	(1,012)	(999)	(2,467)
Balance at end of year	$33,003	$32,500	$12,857

In 2024, the Company recorded a deferred tax asset and offsetting liability for unrecognized tax benefits related to an acquired net operating loss carryover.

All of the unrecognized tax benefits of $33,003 and $32,500, as of December 31, 2025 and 2024, respectively, would reduce the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2025 and 2024, the Company had accrued interest and penalties related to the unrecognized tax benefits of $1,422 and $1,564, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $360, $303, and $821, respectively, in interest and penalties.

The Company and its subsidiaries file U.S. federal income tax returns, as well as tax returns in multiple states and foreign jurisdictions.  During the years ended December 31, 2025, 2024, and 2023, certain tax examinations were concluded and certain statutes of limitations lapsed.  The tax provision for those years includes adjustments related to the resolution of these matters, as reflected in the table above.  During 2023, the Company settled an examination of its U.S. federal income tax returns for the years ended December 31, 2017 through 2019.  The federal income tax returns for the years 2022 through 2024 remain subject to examination.  The tax returns of significant non-U.S. subsidiaries currently under examination are located in the following jurisdictions: Israel (2021), China (2022 through 2024), India (2004 through 2023), and Philippines (2020 through 2022).  The Company and its subsidiaries also file income tax returns in other taxing jurisdictions in the U.S. and around the world, many of which are still open to examination.

The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of tax payments that result from such examinations.  These events could cause large fluctuations in the balance sheet classification of current and non-current unrecognized tax benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31, 2025	December 31, 2024

Credit Facility	$219,000	$136,000
Convertible senior notes, due 2025	-	41,911
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(18,107)	(22,892)
	950,893	905,019
Less current portion	-	-
	$950,893	$905,019

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

The Credit Facility requires the maintenance of financial covenant ratios.  For compliance purposes, pursuant to the Credit Facility, the leverage ratio is computed on a net basis, reducing the measure of outstanding debt by up to $250,000 of unrestricted cash.  The Interest Coverage Ratio is computed excluding capital expenditures.  The Company must maintain a net leverage ratio of at least 3.25 to 1.00 and a minimum Interest Coverage Ratio of  3.25 to 1.00.

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

At December 31, 2025 there was $253,984 accessible under the Credit Facility at the current EBITDA level.  At December 31, 2024, there was $467,245 available under the Credit Facility.  Letters of credit totaling $11,988 and $2,062 were outstanding at December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 6 – Long-Term Debt (continued)
Convertible Debt Instruments

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes due 2030 as of December 31, 2025:

Due 2030
Issuance date	September 12, 2023
Maturity date	September 15, 2030
Principal amount	$750,000
Cash coupon rate (per annum)	2.25%
Conversion rate effective December 3, 2025 (per $1 principal amount)	33.1609
Effective conversion price (per share)	$30.16
130% of the conversion price (per share)	$39.21

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

Other Borrowings Information

The Credit Facility, of which $219,000 was drawn as of December 31, 2025, expires in 2028.  The convertible senior notes mature in 2030.

At December 31, 2025 and 2024, the Company had committed and uncommitted credit lines with various foreign banks aggregating approximately $61,000 and $32,000, respectively, with substantially no amounts borrowed.

Interest paid was $33,812, $21,732, and $17,242 for the years ended December 31, 2025, 2024, and 2023, respectively.  Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $4,808, $4,957, and $3,735 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock.  Stock dividends or distributions on any class of stock are payable only in shares of stock of that class.  Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.  Cash dividends were paid quarterly in 2025 and 2024.

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

At December 31, 2025, the Company had reserved shares of common stock for future issuance as follows:

Restricted stock units outstanding, assuming performance-based awards at maximum	4,613,000
Phantom stock units outstanding	136,000
2023 Long-Term Incentive Plan - available to grant	1,524,000
Convertible senior notes, due 2030	24,870,675
Conversion of Class B common stock	12,097,148
Total	43,240,823

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

The following table summarizes activity pursuant to this policy:

	Years ended December 31,
	2025	2024
Dividends paid to stockholders	$54,238	$54,672
Stock repurchases	12,528	50,406
Total	$66,766	$105,078
The number of shares of common stock being held as treasury stock was 9,933,595 as of December 31, 2024.  During the fourth fiscal quarter of 2025, the Company retired 10,662,155 shares of common stock held as treasury stock at a cost of $224,590. There were no shares of common stock held as treasury stock as of December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 8 – Details of Expenses

The caption “Other” on the accompanying consolidated statements of operations consists of the following:

	Years ended December 31,
	2025	2024	2023

Foreign exchange gain (loss)	$(895)	$774	$677
Interest income	13,363	25,479	31,353
Other components of periodic pension expense	(7,771)	(7,899)	(8,730)
Investment income (expense)	796	(519)	1,347
Other	1,803	1,629	616
	$7,296	$19,464	$25,263

Note 9 – Other Accrued Expenses

Other accrued expenses consist of the following:

	December 31,
	2025	2024

Sales returns and allowances	$41,249	$43,445
Goods received, not yet invoiced	67,599	40,577
Accrued VAT taxes payable	56,113	43,861
Other	135,070	136,588
	$300,031	$264,471

Sales returns and allowances accrual activity is shown below:

	Years Ended December 31,
	2025	2024	2023

Beginning balance	$43,445	$47,760	$46,979
Sales returns and allowances	89,500	88,775	101,696
Credits issued	(92,876)	(92,438)	(101,324)
Foreign currency	1,180	(652)	409
Ending balance	$41,249	$43,445	$47,760

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 10 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total

Balance at January 1, 2023	$(7,598)	$(3,229)	$(10,827)
Other comprehensive income before reclassifications	(10,338)	28,165	$17,827
Tax effect	2,462	-	$2,462
Other comprehensive income before reclassifications, net of tax	(7,876)	28,165	$20,289
Amounts reclassified out of AOCI	1,181	-	$1,181
Tax effect	(306)	-	$(306)
Amounts reclassified out of AOCI, net of tax	875	-	$875
Net comprehensive income (loss)	$(7,001)	$28,165	$21,164
Balance at December 31, 2023	$(14,599)	$24,936	$10,337
Other comprehensive income before reclassifications	4,062	(49,272)	$(45,210)
Tax effect	(1,794)	-	$(1,794)
Other comprehensive income before reclassifications, net of tax	2,268	(49,272)	$(47,004)
Amounts reclassified out of AOCI	1,568	-	$1,568
Tax effect	(193)	-	$(193)
Amounts reclassified out of AOCI, net of tax	1,375	-	$1,375
Net comprehensive income (loss)	$3,643	$(49,272)	$(45,629)
Balance at December 31, 2024	$(10,956)	$(24,336)	$(35,292)
Other comprehensive income before reclassifications	10,189	107,867	$118,056
Tax effect	(2,763)	-	$(2,763)
Other comprehensive income before reclassifications, net of tax	7,426	107,867	$115,293
Amounts reclassified out of AOCI	1,645	-	$1,645
Tax effect	(252)	-	$(252)
Amounts reclassified out of AOCI, net of tax	1,393	-	$1,393
Net comprehensive income (loss)	$8,819	$107,867	$116,686
Balance at December 31, 2025	$(2,137)	$83,531	$81,394

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

The following table summarizes amounts recorded on the accompanying consolidated balance sheets associated with these various retirement benefit plans:

	December 31,
	2025	2024

Included in "Other assets":
Non-U.S. pension plans	$2,507	$1,216
Total included in other assets	$2,507	$1,216
Included in "Payroll and related expenses":
U.S. pension plans	$(132)	$(880)
Non-U.S. pension plans	(7,970)	(6,720)
U.S. other postretirement plans	(221)	(520)
Non-U.S. other postretirement plans	(1,027)	(799)
Total included in payroll and related expenses	$(9,350)	$(8,919)
Accrued pension and other postretirement costs:
U.S. pension plans	$(27,593)	$(27,758)
Non-U.S. pension plans	(126,130)	(125,719)
U.S. other postretirement plans	(1,844)	(3,418)
Non-U.S. other postretirement plans	(6,129)	(6,287)
Other retirement obligations	(11,027)	(10,518)
Total accrued pension and other postretirement costs	$(172,723)	$(173,700)
Accumulated other comprehensive loss:
U.S. pension plans	$574	$11
Non-U.S. pension plans	8,177	18,861
U.S. other postretirement plans	(2,675)	(1,329)
Non-U.S. other postretirement plans	788	1,158
Total accumulated other comprehensive loss*	$6,864	$18,701
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

The Vishay Non-qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the non-qualified pension plan were $20,067 and $19,842 at December 31, 2025 and 2024, respectively.

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

In 2004, the Company entered into an employment agreement with Dr. Felix Zandman, its former Executive Chairman and then-Chief Executive Officer.  Pursuant to this agreement, the Company is providing an annual retirement benefit of approximately $614 to his surviving spouse.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund benefit payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to this non-qualified pension plan were $484 and $1,065 at December 31, 2025 and 2024, respectively.

Non-U.S. Pension Plans

The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices.  Pension benefits earned are generally based on years of service and compensation during active employment.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to U.S. and non-U.S. pension plans:

	December 31, 2025		December 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$28,638	$195,691	$30,691	$210,783
Service cost	-	2,975	-	3,121
Interest cost	1,520	6,601	1,525	6,698
Plan amendments	-	1,540	-	44
Actuarial (gains) losses	746	(10,591)	(425)	1,719
Benefits paid	(3,179)	(11,776)	(3,153)	(14,508)
Curtailments and settlements	-	(4,601)	-	(98)
Currency translation	-	17,988	-	(12,068)
Benefit obligation at end of year	$27,725	$197,827	$28,638	$195,691

Change in plan assets:
Fair value of plan assets at beginning of year	$-	$64,468	$-	$63,287
Actual return on plan assets	-	4,012	-	5,504
Company contributions	3,179	11,920	3,153	13,311
Benefits paid	(3,179)	(11,776)	(3,153)	(14,509)
Curtailments and settlements	-	(4,398)	-	-
Currency translation	-	2,008	-	(3,125)
Fair value of plan assets at end of year	$-	$66,234	$-	$64,468

Funded status at end of year	$(27,725)	$(131,593)	$(28,638)	$(131,223)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
The plan assets are stated at fair value. See Note 18 for further discussion of the valuation of the plan assets.

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2025		December 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Other assets	$-	$2,507	$-	$1,216
Accrued benefit liability - current	(132)	(7,970)	(880)	(6,720)
Accrued benefit liability - non-current	(27,593)	(126,130)	(27,758)	(125,719)
Accumulated other comprehensive loss	574	8,177	11	18,861
	$(27,151)	$(123,416)	$(28,627)	$(112,362)

Actuarial items consist of the following:

	December 31, 2025		December 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial (gain) loss	$574	$7,488	$11	$18,161
Unamortized prior service cost	-	689	-	700
	$574	$8,177	$11	$18,861

The following table sets forth additional information regarding the projected and accumulated benefit obligations:

	December 31, 2025		December 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accumulated benefit obligation, all plans	$27,725	$183,128	$28,638	$180,542

Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$27,725	$130,866	$28,638	$129,686
Accumulated benefit obligation	27,725	129,443	28,638	128,182
Fair value of plan assets	-	-	-	-

The following table sets forth the components of net periodic pension cost:

	Years ended December 31,
	2025		2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$-	$2,975	$-	$3,121	$-	$3,063
Interest cost	1,520	6,601	1,525	6,698	1,997	7,346
Expected return on plan assets	-	(2,436)	-	(2,347)	-	(2,270)
Amortization of actuarial (gains) losses	183	1,024	(1,026)	1,799	175	345
Amortization of prior service cost	-	144	66	597	144	195
Curtailment and settlement losses	-	302	-	290	-	546
Net periodic pension cost	$1,703	$8,610	$565	$10,158	$2,316	$9,225

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
See Note 10 for the pretax, tax effect and after tax amounts included in other comprehensive income during the years ended December 31, 2025, 2024, and 2023.  The estimated actuarial items for the defined benefit pensions plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2026 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.25%	3.80%	5.50%	3.43%
Rate of compensation increase	0.00%	3.06%	0.00%	3.37%

The following weighted average assumptions were used to determine the net periodic pension costs:

	Years ended December 31,
	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.50%	3.43%	5.25%	3.36%
Rate of compensation increase	0.00%	3.37%	0.00%	3.12%
Expected return on plan assets	0.00%	3.44%	0.00%	3.41%

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

Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2026	$2,036	$31,405
2027	2,022	13,935
2028	1,961	14,990
2029	8,797	15,116
2030	3,147	15,598
2031-2036	8,798	68,034

The Company’s anticipated 2026 contributions for U.S. defined benefit pension plans are expected to be $2,036.  The Company's anticipated 2026 contributions for Non-U.S. defined benefit plans are expected to be $19,770.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and accrued benefit cost related to U.S. and non-U.S. non-pension defined benefit postretirement plans:

	December 31, 2025		December 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Change in benefit obligation:
Benefit obligation at beginning of year	$3,938	$7,086	$4,260	$7,563
Service cost	8	237	21	241
Interest cost	202	239	210	245
Actuarial (gains) losses	(1,553)	(395)	(43)	(169)
Benefits paid	(530)	(902)	(510)	(344)
Currency translation	-	891	-	(450)
Benefit obligation at end of year	$2,065	$7,156	$3,938	$7,086

Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status at end of year	$(2,065)	$(7,156)	$(3,938)	$(7,086)

Amounts recognized in the accompanying consolidated balance sheets consist of the following:

	December 31, 2025		December 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Accrued benefit liability - current	$(221)	$(1,027)	$(520)	$(799)
Accrued benefit liability - non-current	(1,844)	(6,129)	(3,418)	(6,287)
Accumulated other comprehensive (income) loss	(2,675)	788	(1,329)	1,158
	$(4,740)	$(6,368)	$(5,267)	$(5,928)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
Actuarial items consist of the following:

	December 31, 2025		December 31, 2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Unrecognized net actuarial loss (gain)	$(2,675)	$788	$(1,329)	$1,158
	$(2,675)	$788	$(1,329)	$1,158

The following table sets forth the components of net periodic benefit cost:

	Years ended December 31,
	2025		2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$8	$237	$21	$241	$21	$221
Interest cost	202	239	210	245	225	251
Amortization of actuarial (gains) losses	(208)	59	(240)	82	(321)	8
Curtailment and settlement losses	-	141	-	-	-	89
Net periodic benefit cost (benefit)	$2	$676	$(9)	$568	$(75)	$569

The estimated actuarial items for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2026 are not material.

The following weighted average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.25%	3.77%	5.50%	3.25%
Rate of compensation increase	0.00%	3.50%	0.00%	3.50%

The following weighted average assumptions were used to determine the net periodic benefit costs:

	Years ended December 31,
	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	5.50%	3.25%	5.25%	3.40%
Rate of compensation increase	0.00%	3.50%	0.00%	4.00%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Pensions and Other Postretirement Benefits (continued)
Estimated future benefit payments are as follows:

	U.S. Plans	Non-U.S. Plans

2026	$221	$1,027
2027	203	854
2028	187	590
2029	220	186
2030	204	1,023
2031-2036	812	4,811

As the plans are unfunded, the Company’s anticipated contributions for 2026 are equal to its estimated benefits payments.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom.  The Company periodically makes required contributions for certain of these plans, whereas other plans are unfunded retirement bonus plans which will be paid at the employee's retirement date.  At December 31, 2025 and 2024, the accompanying consolidated balance sheets include $11,027 and $10,518, respectively, within accrued pension and other postretirement costs related to these plans.

The Company’s U.S. employees are eligible to participate in a 401(k) savings plan, which provides for Company matching contributions.  The Company’s matching expense for the plans was $7,821, $7,915, and $7,641 for the years ended December 31, 2025, 2024, and 2023, respectively.  No material amounts are included in the accompanying consolidated balance sheets at December 31, 2025 and 2024 related to unfunded 401(k) contributions.

Certain key employees participate in a deferred compensation plan.  During the years ended December 31, 2025, 2024, and 2023, these employees could defer a portion of their compensation until retirement, or elect shorter deferral periods.  The Company maintains a liability within other noncurrent liabilities on its consolidated balance sheets related to these deferrals.  The Company maintains a non-qualified trust, referred to as a “rabbi” trust, to fund payments under this plan.  Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees.  Therefore, they are accounted for as other noncurrent assets.  Assets held in trust related to the deferred compensation plan at December 31, 2025 and 2024 were approximately $34,891 and $32,601, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Stock-Based Compensation

2023 Long-Term Incentive Plan

The Company implemented the Vishay Intertechnology, Inc. 2023 Long-Term Incentive Plan (the "2023 Plan") after receiving stockholder approval at its 2023 Annual Meeting of Stockholders on May 23, 2023.  The 2023 Plan allows the Company to grant up to 6,000,000 shares (subject to certain adjustments described in the 2023 Plan) of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, phantom stock units, and other cash-based awards to employees, directors, consultants, and other service providers of the Company and its affiliates.  Such instruments are available for grant until March 24, 2033.  At December 31, 2025, the Company has reserved 1,524,000 shares of common stock for future grants of equity awards pursuant to the 2023 Plan.

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

The following table summarizes share-based compensation expense recognized:

	Years ended December 31,
	2025	2024	2023

Restricted stock units	$22,272	$20,803	$16,425
Phantom stock units	83	118	107
Total	$22,355	$20,921	$16,532

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at December 31, 2025 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$26,940	1.9
Phantom stock units	-	-
Total	$26,940

The Company currently expects all of the unrecognized compensation cost presented in the table above to be recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 12 – Stock-Based Compensation (continued)

Restricted Stock Units

Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2025		2024		2023
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value

Outstanding:
Beginning of year	2,628	$21.37	1,717	$23.03	894	$19.73
Granted*	1,889	15.12	1,665	20.39	1,180	24.34
Vested**	(782)	21.78	(613)	22.95	(342)	18.86
Cancelled or forfeited	(250)	19.80	(141)	23.14	(15)	24.83
End of year	3,485	$18.00	2,628	$21.37	1,717	$23.03

Expected to vest	2,251		1,876		1,702

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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2026***	-	137	137
January 1, 2027	-	526	526
January 1, 2028	468	396	864
March 1, 2029	-	175	175

*** The performance vesting criteria for the performance-based RSUs with a vesting date of January 1, 2026 were not achieved.

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

The following table summarizes the Company’s phantom stock units activity (number of phantom stock units in thousands):

	Years ended December 31,
	2025		2024		2023
	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit	Number of Phantom Stock Units	Grant-date Fair Value per Unit

Outstanding:
Beginning of year	128		120		226
Granted	5	$16.69	5	$23.51	5	$21.48
Dividend equivalents issued	3		3		2
Redeemed for common stock*	-		-		(113)
End of year	136		128		120
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

As of December 31, 2025, the Company has accrued environmental liabilities of $14,468, of which $5,626 is included in other accrued liabilities on the accompanying consolidated balance sheet, and $8,842 is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

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

Long-Term Purchase Agreements

The Company maintains long-term purchase agreements with subcontractors, suppliers, and other business partners to ensure access to external capacity and supply.  The Company has minimum purchase commitments pursuant to certain of its long-term arrangements with its subcontractors and other suppliers and business partners of $71,806, $15,563, $1,766 and for the years 2026 through 2028, respectively.  The Company has the option to purchase amounts in addition to the minimum commitment and, accordingly, actual purchases may be different than the amounts disclosed above.  The Company exceeded its minimum purchase commitments in 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 14 – Current Vulnerability Due to Certain Concentrations

Market Concentrations

No customer represented greater than 10% of consolidated net revenue in 2025, 2024, or 2023.

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable, and notes receivable. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries.  As of December 31, 2025, one customer comprised 12.8% of the Company's accounts receivable balance. No customer comprised greater than 10% of the Company's accounts receivable balance as of December 31, 2024.  The Company continually monitors the credit risks associated with its accounts receivable and adjusts the allowance for uncollectible accounts accordingly.  The credit risk exposure associated with the accounts receivable is limited by the allowance and is not considered material to the financial statements.

The Company maintains cash and cash equivalents and short-term investments with various major financial institutions. The Company is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents and short-term investments are concentrated. As of December 31, 2025, the following financial institutions held over 10% of the Company’s combined cash and cash equivalents and short-term investments balance:

JPMorgan*	23.1%
MUFG Bank Ltd.*	20.9%
HSBC*	18.2%
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

Geographic Concentration

The Company has operations outside the United States, and approximately 76% of revenues earned during 2025 were derived from sales to customers outside the United States.  Additionally, as of December 31, 2025, $501,856 of the Company’s cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.  Some of the Company’s products are produced and cash and cash equivalents and short-term investments are held in countries which are subject to risks of political, economic, and military instability.  This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest.  These conditions could have an adverse impact on the Company’s ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect the Company’s overall financial condition, operating results, and ability to access its liquidity when needed.

As of December 31, 2025, the Company’s cash and cash equivalents and short-term investments were concentrated in the following countries:

Singapore	27.3%
People's Republic of China	21.6%
The Republic of China (Taiwan)	15.0%
Germany	9.9%
Israel	8.6%
United States	4.5%
Malaysia	3.9%
Other Asia	5.1%
Other Europe	2.0%
Other	2.1%

Certain of the Company's non-U.S. subsidiaries have cash and cash equivalents and short-term investments deposited in U.S. financial institutions.  Of the 4.5% of cash and cash equivalents and short-term investments held in U.S. financial institutions, $20,669 was held by non-U.S. subsidiaries.

Vishay has been in operation in Israel for 55 years. The Company has never experienced any material interruption in its operations attributable to these factors, in spite of several Middle East crises, including wars.

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

Vishay's reporting segments generate substantially all of their revenue from product sales to the industrial, automotive, telecommunications, computing, consumer products, power supplies, military and aerospace, and healthcare end markets.  An immaterial portion of revenues are from royalties.

The Company’s chief operating decision maker is its President and Chief Executive Officer.  The chief operating decision maker uses both gross profit and operating income, exclusive of certain items ("segment operating income") to make decisions, allocate resources, and assess performance, and the Company thus considers segment gross profit and operating income to be its measures of segment profit or loss.  Only dedicated, direct selling, general, and administrative expenses of the segments are included in the calculation of segment operating income.  The Company's calculation of segment operating income excludes selling, general, and administrative costs of its global operations, sales and marketing, information systems, finance, and administration groups, as well as restructuring and severance costs, goodwill impairment charges, and other items affecting comparability.  Management believes that evaluating segment performance excluding such items is meaningful because it provides insight with respect to intrinsic operating results of the Company.  These items represent reconciling items between segment operating income and consolidated operating income.  Business segment assets are the owned or allocated assets used by each business.

Cost of products sold (excluding depreciation) is defined as the aggregate costs incurred in the production of goods for sale, excluding depreciation expense.

Depreciation expense in cost of products sold is defined as the aggregate expense recognized for the allocation of costs of tangible assets used in the production of goods to the periods that benefit from the use of the assets.  It excludes depreciation expense attributed to selling, general, and administrative activities.

Segment gross profit is calculated as net revenues determined based on the U.S. GAAP definition, minus costs of goods sold and depreciation expense, as defined above.

Segment operating expenses is defined as the dedicated, direct selling, general, and administrative expenses, including research and development expenses attributed to the segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)
The following tables set forth business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate / Other	Total

Year ended December 31, 2025:
Net revenues	$630,463	$592,757	$216,551	$759,343	$364,374	$505,560	$-	$3,069,048

Cost of products sold (excluding depreciation)	$514,631	$426,449	$156,391	$553,777	$247,154	$379,229	$-	$2,277,631
Depreciation expense in cost of products sold	54,234	47,066	15,817	44,794	16,938	17,685	-	196,534
Total cost of products sold	568,865	473,515	172,208	598,571	264,092	396,914	-	2,474,165
Gross profit	61,598	119,242	44,343	160,772	100,282	108,646	-	594,883

Segment operating expenses	$92,157	$29,548	$22,398	$37,710	$15,438	$25,832	$-	$223,083
Segment operating income (loss)	$(30,559)	$89,694	$21,945	$123,062	$84,844	$82,814	$-	$371,800

Total depreciation expense	$56,913	$48,349	$16,272	$45,532	$17,371	$17,851	$9,254	$211,542
Capital expenditures	182,367	31,936	8,938	21,300	4,358	20,881	3,513	273,293

Total assets as of December 31, 2025:	$1,167,383	$717,696	$346,449	$940,942	$322,652	$454,319	$284,719	$4,234,160

Year ended December 31, 2024:
Net revenues	$601,979	$581,975	$212,368	$725,614	$356,355	$459,296	$-	$2,937,587

Cost of products sold (excluding depreciation)	$465,536	$414,893	$158,742	$524,808	$231,456	$330,460	$-	$2,125,895
Depreciation expense in cost of products sold	49,342	45,920	15,374	41,848	17,819	15,097	-	185,400
Total cost of products sold	514,878	460,813	174,116	566,656	249,275	345,557	-	2,311,295
Gross profit	87,101	121,162	38,252	158,958	107,080	113,739	-	626,292

Segment operating expenses	$80,243	$25,281	$21,393	$33,217	$14,818	$23,469	$-	$198,421
Segment operating income	$6,858	$95,881	$16,859	$125,741	$92,262	$90,270	$-	$427,871

Total depreciation expense	$51,301	$47,099	$15,784	$42,568	$17,940	$15,293	$8,976	$198,961
Capital expenditures	224,998	29,534	10,451	30,301	6,339	13,609	4,847	320,079

Total assets as of December 31, 2024:	$1,033,555	$724,603	$346,866	$958,985	$342,286	$430,871	$273,530	$4,110,696

Year ended December 31, 2023:
Net revenues	$778,754	$690,540	$243,146	$843,472	$347,392	$498,741	$-	$3,402,045

Cost of products sold (excluding depreciation)	$485,086	$471,088	$164,791	$566,640	$220,090	$358,120	$-	$2,265,815
Depreciation expense in cost of products sold	34,282	43,831	16,129	38,404	14,888	14,203	-	161,737
Total cost of products sold	519,368	514,919	180,920	605,044	234,978	372,323	-	2,427,552
Gross profit	259,386	175,621	62,226	238,428	112,414	126,418	-	974,493

Segment operating expenses	$63,593	$22,159	$19,263	$29,003	$12,730	$21,433	$-	$168,181
Segment operating income	$195,793	$153,462	$42,963	$209,425	$99,684	$104,985	$-	$806,312

Total depreciation expense	$35,965	$44,904	$16,496	$39,781	$14,963	$14,269	$8,079	$174,457
Capital expenditures	132,543	62,185	23,228	67,085	10,767	21,914	11,688	329,410

Total assets as of December 31, 2023:	$702,299	$852,703	$352,984	$946,585	$365,111	$459,653	$560,588	$4,239,923
________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)

	Years ended December 31,
	2025	2024	2023
Reconciliation:
Segment Operating Income	$371,800	$427,871	$806,312
Restructuring and Severance Costs	-	(40,614)	-
Impairment of Goodwill	-	(66,487)	-
Unallocated Selling, General, and Administrative Expenses	(314,932)	(315,143)	(320,168)
Consolidated Operating Income	$56,868	$5,627	$486,144
Unallocated Other Income (Expense)	(31,355)	(8,016)	(18,742)
Consolidated Income (Loss) Before Taxes	$25,513	$(2,389)	$467,402

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors.  The distribution of sales by customer type is shown below:

	Years Ended December 31,
	2025	2024	2023

Distributors	$1,716,235	$1,578,172	$1,798,291
OEMs	1,147,048	1,156,852	1,378,065
EMS companies	205,765	202,563	225,689
	$3,069,048	$2,937,587	$3,402,045

Net revenues were attributable to customers in the following regions:

	Years Ended December 31,
	2025	2024	2023

Asia	$1,294,853	$1,149,138	$1,255,563
Europe	1,028,072	1,029,901	1,255,652
Americas	746,123	758,548	890,830
	$3,069,048	$2,937,587	$3,402,045

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 15 – Segment and Geographic Data (continued)

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, military and aerospace, healthcare, power supplies, telecommunications, consumer products, and computing end markets.  Sales by end market are presented below:

	Years Ended December 31,
	2025	2024	2023

Industrial	$1,064,404	$992,192	$1,216,078
Automotive	1,088,090	1,097,713	1,202,923
Military and Aerospace	314,128	325,318	271,871
Healthcare	152,065	147,845	152,611
Other*	450,361	374,519	558,562
	$3,069,048	$2,937,587	$3,402,045
*Power supplies, telecommunications, consumer products, and computing

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
	2025	2024	2023

United States	$768,085	$761,218	$879,734
Germany	904,162	871,479	1,076,812
Other Europe	108,079	148,055	151,160
Israel	21,027	22,517	29,560
Asia	1,267,695	1,134,318	1,264,779
	$3,069,048	$2,937,587	$3,402,045

The following table summarizes property and equipment based on physical location:

	December 31,
	2025	2024

United States	$128,551	$149,487
Germany	509,703	359,430
United Kingdom	246,323	214,838
Other Europe	154,862	137,109
Israel	99,017	109,277
People's Republic of China	207,662	236,068
Republic of China (Taiwan)	195,162	204,757
Other Asia	116,879	119,236
Other	15,000	15,536
	$1,673,159	$1,545,738

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

The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Vishay stockholders (shares in thousands):

	Years ended December 31,
	2025	2024	2023

Numerator:
Net earnings (loss) attributable to Vishay stockholders	$(8,978)	$(31,150)	$323,820

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	135,603	136,838	139,318
Outstanding phantom stock units	134	126	129
Adjusted weighted average shares - basic	135,737	136,964	139,447

Effect of dilutive securities:
Restricted stock units	-	-	799
Dilutive potential common shares	-	-	799

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	135,737	136,964	140,246

Basic earnings (loss) per share attributable to Vishay stockholders	$(0.07)	$(0.23)	$2.32

Diluted earnings (loss) per share attributable to Vishay stockholders	$(0.07)	$(0.23)	$2.31

Diluted earnings (loss) per share for the years presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2025	2024	2023

Restricted stock units	3,306	2,423	82

If the average market price of Vishay common stock is less than the effective conversion price of the convertible senior notes due 2030 no shares are included in the diluted earnings per share computation for the convertible senior notes due 2030.  Pursuant to the indenture governing the convertible senior notes due 2030, Vishay will satisfy its conversion obligations by paying $1 cash per $1 principal amount of converted notes and settle any additional amounts due in cash and/or common stock.  Similarly, the convertible senior notes due 2025 were considered, but not included, in the diluted earnings per share computation for any period presented or any period they were outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 17 – Additional Cash Flow Information

Changes in operating assets and liabilities, net of effects of businesses acquired, consist of the following:

	Years ended December 31,
	2025	2024	2023

Accounts receivable	$39,346	$17,525	$(3,717)
Inventories	(74,927)	(78,496)	(58,758)
Prepaid expenses and other current assets	(4,667)	45,611	(42,005)
Accounts payable	(6,354)	22,806	743
Other current liabilities	23,758	(75,562)	(58,120)
Net change in operating assets and liabilities	$(22,844)	$(68,116)	$(161,857)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 18 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2025
Assets:
Assets held in rabbi trusts	$55,442	$22,749	$32,693	$-
Available for sale securities	$4,660	4,660	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$3,114	3,114	-	-
Fixed income securities	$22,025	22,025	-	-
Cash	$41,095	41,095	-	-
	$126,336	$93,643	$32,693	$-

Liability:
Acquisitions contingent consideration	$2,938	-	-	2,938

December 31, 2024
Assets:
Assets held in rabbi trusts	$53,508	$24,518	$28,990	$-
Available for sale securities	$4,043	4,043	-	-
Non - U.S. Defined Benefit Pension Plan Assets:
Equity securities	$4,174	4,174	-	$-
Fixed income securities	$23,991	23,991	-	-
Cash	$36,303	36,303	-	-
	$122,019	$93,029	$28,990	$-

Liability:
Acquisitions contingent consideration	$3,801	-	-	3,801

There have been no changes in the classification of any financial instruments within the fair value hierarchy in the periods presented.

During the third and fourth fiscal quarters of 2024, the Company performed quantitative goodwill impairment tests in which the fair value of the Company's reporting units was calculated.  See additional information on the impairment tests in Note 19.

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

The fair value of the long-term debt, excluding the deferred financing costs, at December 31, 2025 and 2024 is approximately $896,100 and $850,600, respectively, compared to its carrying value, excluding the deferred financing costs, of $969,000 and $927,911, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered level 2 inputs.

At December 31, 2025 and 2024, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value.  The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At December 31, 2025 and 2024, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds. The Company estimates the fair value of its cash, cash equivalents, and short-term investments using level 2 inputs. Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the accompanying consolidated balance sheets.

The Company’s financial instruments also include accounts receivable and accounts payable.  The carrying amounts for these financial instruments reported in the accompanying consolidated balance sheets approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 19 – Goodwill and Other Intangible Assets

When required to perform quantitative goodwill impairment assessments, the Company estimates the fair value of each of its business segments, which represent its reporting units for goodwill impairment testing purposes, using mostly Level 3 inputs.  Assessments are performed using a weighting of the income and market approaches to determine fair value.  The Company uses a discounted cash flow (“DCF”) method, using unobservable inputs, as its income approach.  The Company uses comparable company market multiples for its market approach.  The resulting estimates of fair value from the income approach and the market approach are then weighted equally in determining the overall estimated fair value of each reporting unit.

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

We performed a qualitative annual impairment test in the fourth fiscal quarter of 2025.  Based on the evaluation, it was determined that the fair value of the reporting units were not more likely than not less than their respective carrying amounts.  No goodwill impairment charges were recognized in 2025 as a result.

In 2024, the Company determined that the fair value of its MOSFETs reporting unit was less than its carrying value.  Accordingly, the Company recorded a goodwill impairment charge of $66,487.  Prior to completing the goodwill impairment assessment, the Company performed a recoverability test of certain depreciable and amortizable long-lived assets within the MOSFETs reporting unit.  There was no impairment identified for the depreciable and amortizable long-lived assets tested for recoverability.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2025 and 2024 were as follows:

	MOSFETs	Optoelectronic Components	Resistors	Inductors	Capacitors	Total

Balance at December 31, 2023	$34,246	$96,849	$44,506	$25,815	$-	$201,416
Newport acquisition	32,241	-	-	-	-	32,241
Ametherm acquisition	-	-	11,685	-	-	11,685
Birkelbach acquisition	-	-	-	-	777	777
Impairment of goodwill	(66,487)	-	-	-	-	(66,487)
Exchange rate effects	-	-	(627)	-	-	(627)
Balance at December 31, 2024	$-	$96,849	$55,564	$25,815	$777	$179,005
Exchange rate effects	-	-	1,327	-	58	1,385
Balance at December 31, 2025	$-	$96,849	$56,891	$25,815	$835	$180,390

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 19 – Goodwill and Other Intangible Assets (continued)

Other intangible assets are as follows:

	December 31, 2025	December 31, 2024

Intangible assets subject to amortization:
Patents and acquired technology	$23,615	$23,160
Capitalized software	70,753	62,158
Customer relationships	103,665	103,813
Tradenames	22,870	23,216
	220,903	212,347
Accumulated amortization:
Patents and acquired technology	(9,379)	(7,316)
Capitalized software	(60,812)	(55,476)
Customer relationships	(52,582)	(45,053)
Tradenames	(19,643)	(17,279)
	(142,416)	(125,124)
Net intangible assets subject to amortization	$78,487	$87,223

Amortization expense (excluding capitalized software) was $13,196, $11,684, and $9,916, for the years ended December 31, 2025, 2024, and 2023, respectively.

Estimated annual amortization expense of intangible assets on the balance sheet at December 31, 2025 for each of the next five years is as follows:

2026	$12,474
2027	9,510
2028	8,537
2029	8,315
2030	7,154

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 20 – Related Party Transactions

Vishay Precision Group, Inc.

On July 6, 2010, Vishay completed the spin-off of its measurements and foil resistors businesses into an independent, publicly-traded company, Vishay Precision Group, Inc. ("VPG").  Vishay’s common stockholders received 1 share of VPG common stock for every 14 shares of Vishay common stock they held on the record date, June 25, 2010, and Vishay’s Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Class B common stock they held on the record date.

Following the spin-off, VPG is an independent company and Vishay retains no ownership interest.

Relationship with VPG after Spin-off

Following the spin-off, VPG and Vishay operate separately, each as independent public companies.  Vishay has no ownership interest in VPG.  However, Ruta Zandman, solely or on a shared basis with Marc Zandman and Ziv Shoshani, control a large portion of the voting power of both Vishay and VPG.  Ruta Zandman and Marc Zandman are members of Vishay's Board of Directors.  Marc Zandman, Vishay's Executive Chairman of the Board and an executive officer of Vishay, previously served on the VPG Board of Directors until his resignation, effective immediately before the election of directors at the VPG 2025 Annual Meeting of Stockholders.  Ziv Shoshani, CEO of VPG and a nephew of Ruta Zandman and a brother of Roy Shoshani, Vishay's Executive Vice President - Chief Operating Officer - Semiconductors and Chief Technical Officer, previously served as a director on the Vishay Board of Directors until his resignation, effective immediately before the election of directors at the Vishay 2025 Annual Meeting of Stockholders.  As of December 31, 2025, there are no common board members between Vishay and VPG.

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

This page intentionally left blank.