Form 10-Q
period 2026-04-04
VISHAY INTERTECHNOLOGY INC
filed 2026-05-13
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 4, 2026

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
☐ Yes  ☒ No

As of May 11, 2026 the registrant had 124,008,679 shares of its common stock and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
APRIL 4, 2026

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	April 4, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$479,357	$514,966
Short-term investments	191	265
Accounts receivable, net	369,222	381,802
Inventories:
Finished goods	182,179	182,444
Work in process	347,994	331,347
Raw materials	260,611	245,412
Total inventories	790,784	759,203

Prepaid expenses and other current assets	237,429	231,004
Total current assets	1,876,983	1,887,240

Property and equipment, at cost:
Land	86,093	86,399
Buildings and improvements	836,309	839,856
Machinery and equipment	3,503,626	3,477,884
Construction in progress	509,318	464,475
Allowance for depreciation	(3,215,047)	(3,195,455)
Property and equipment, net	1,720,299	1,673,159

Right of use assets	116,526	119,746

Deferred income taxes	182,693	183,016

Goodwill	180,224	180,390

Other intangible assets, net	74,396	78,487

Other assets	111,434	112,122
Total assets	$4,262,555	$4,234,160

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	April 4, 2026	December 31, 2025
Liabilities and equity
Current liabilities:
Trade accounts payable	$238,954	$214,984
Payroll and related expenses	166,690	164,114
Lease liabilities	26,166	26,546
Other accrued expenses	269,049	300,031
Income taxes	11,376	14,751
Total current liabilities	712,235	720,426

Long-term debt less current portion	983,090	950,893
Deferred income taxes	97,717	96,818
Long-term lease liabilities	92,458	95,799
Other liabilities	131,702	109,228
Accrued pension and other postretirement costs	169,488	172,723
Total liabilities	2,186,690	2,145,887

Stockholders' equity:
Common stock	12,402	12,351
Class B convertible common stock	1,210	1,210
Capital in excess of par value	1,109,461	1,101,086
Retained earnings	885,771	892,232
Accumulated other comprehensive income	67,021	81,394
Total equity	2,075,865	2,088,273
Total liabilities and equity	$4,262,555	$4,234,160

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	April 4, 2026	March 29, 2025

Net revenues	$839,242	$715,236
Costs of products sold	662,630	579,682
Gross profit	176,612	135,554

Selling, general, and administrative expenses	154,488	134,739
Operating income	22,124	815

Other income (expense):
Interest expense	(9,973)	(8,790)
Other	701	3,747
Total other income (expense)	(9,272)	(5,043)

Income (loss) before taxes	12,852	(4,228)

Income tax expense (benefit)	5,688	(136)

Net earnings (loss)	$7,164	$(4,092)

Basic earnings (loss) per share	$0.05	$(0.03)

Diluted earnings (loss) per share	$0.05	$(0.03)

Weighted average shares outstanding - basic	136,045	135,799

Weighted average shares outstanding - diluted	137,471	135,799

Cash dividends per share	$0.10	$0.10

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	April 4, 2026	March 29, 2025

Net earnings (loss)	$7,164	$(4,092)

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	339	302

Foreign currency translation adjustment	(14,712)	30,902

Other comprehensive income (loss)	(14,373)	31,204

Comprehensive income (loss)	$(7,209)	$27,112

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	April 4, 2026	March 29, 2025

Operating activities
Net earnings (loss)	$7,164	$(4,092)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	58,211	53,773
(Gain) loss on disposal of property and equipment	(41)	189
Inventory write-offs for obsolescence	11,065	9,030
Deferred income taxes	541	1,573
Stock compensation expense	12,273	6,051
Other	(1,476)	(1,380)
Net change in operating assets and liabilities	(24,068)	(49,046)
Net cash provided by operating activities	63,669	16,098

Investing activities
Capital expenditures	(110,661)	(61,569)
Proceeds from sale of property and equipment	66	279
Purchase of short-term investments	(126)	(21,899)
Maturity of short-term investments	198	27,832
Other investing activities	396	(661)
Net cash used in investing activities	(110,127)	(56,018)

Financing activities
Net proceeds from revolving credit facility	31,000	82,000
Dividends paid to common stockholders	(12,401)	(12,352)
Dividends paid to Class B common stockholders	(1,210)	(1,210)
Repurchase of common stock	-	(12,538)
Cash withholding taxes paid when shares withheld for vested equity awards	(3,861)	(3,893)
Net cash provided by financing activities	13,528	52,007
Effect of exchange rate changes on cash and cash equivalents	(2,679)	7,029

Net increase (decrease) in cash and cash equivalents	(35,609)	19,116

Cash and cash equivalents at beginning of period	514,966	590,286
Cash and cash equivalents at end of period	$479,357	$609,402

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2024	$13,361	$1,210	$1,306,245	$955,500	$(212,062)	$(35,292)	$2,028,962
Net earnings (loss)	-	-	-	(4,092)	-	-	(4,092)
Other comprehensive income	-	-	-	-	-	31,204	31,204
Issuance of stock and related tax withholdings for vested restricted stock units (506,430 shares)	50	-	(3,943)	-	-	-	(3,893)
Dividends declared ($0.10 per share)	-	-	13	(13,575)	-	-	(13,562)
Stock compensation expense	-	-	6,051	-	-	-	6,051
Repurchase of common stock held in treasury (728,560 shares)	-	-	-	-	(12,538)	-	(12,538)
Balance at March 29, 2025	$13,411	$1,210	$1,308,366	$937,833	$(224,600)	$(4,088)	$2,032,132

Balance at December 31, 2025	$12,351	$1,210	$1,101,086	$892,232	$-	$81,394	$2,088,273
Net earnings	-	-	-	7,164	-	-	7,164
Other comprehensive income (loss)	-	-	-	-	-	(14,373)	(14,373)
Issuance of stock and related tax withholdings for vested restricted stock units (509,897 shares)	51	-	(3,912)	-	-	-	(3,861)
Dividends declared ($0.10 per share)	-	-	14	(13,625)	-	-	(13,611)
Stock compensation expense	-	-	12,273	-	-	-	12,273
Balance at April 4, 2026	$12,402	$1,210	$1,109,461	$885,771	$-	$67,021	$2,075,865

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 1 – Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The results of operations for the three fiscal months ended April 4, 2026 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31.  The four fiscal quarters in 2026 end on April 4, 2026, July 4, 2026, October 3, 2026, and December 31, 2026, respectively.  The four fiscal quarters in 2025 ended on March 29, 2025, June 28, 2025, September 27, 2025, and December 31, 2025, respectively.

Accounts Receivable

The Company sells certain of its non-U.S. accounts receivable on a non-recourse basis to third-party financial institutions.  These transactions are recognized as sales of receivables because effective control over, and risk related to, the receivables is transferred to the buyers.  The Company had $125,324 and $62,175 outstanding on its revolving accounts receivable securitization program as of April 4, 2026 and December 31, 2025, respectively.  The cash proceeds are presented as cash provided by operating activities in the consolidated condensed statement of cash flows.  After the sale of the accounts receivable, the Company collects payment from the customers and remits it to the third-party financial institutions.

Recently Adopted Accounting Guidance

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets.  The ASU allows entities to elect a practical expedient that assumes the current conditions as of the balance sheet date do not change the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses.  The Company adopted the ASU effective January 1, 2026.  The Company elected the practical expedient made available by the ASU.  The adoption of the ASU did not impact the Company's financial position, results of operations, or cash flows.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software.  The ASU requires entities to capitalize software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended.  The Company prospectively adopted the ASU effective January 1, 2026.  The adoption of the ASU did not impact the Company's financial position, results of operations, or cash flows.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Note 2 – Restructuring and Related Activities

In September 2024, the Company announced the implementation of restructuring actions designed to optimize the Company’s manufacturing footprint and streamline business decision making.

The following table summarizes activity to date related to this program:
Expense recorded in 2024	$40,614
Utilized	(8,734)
Foreign currency translation	(1,292)
Balance at December 31, 2024	$30,588
Utilized	(15,268)
Foreign currency translation	2,106
Balance at December 31, 2025	$17,426
Utilized	(2,501)
Foreign currency translation	146
Balance at April 4, 2026	$15,071

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended April 4, 2026 and March 29, 2025 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the three fiscal months ended April 4, 2026, the liabilities for unrecognized tax benefits decreased $908 on a net basis, primarily due to settlements and foreign currency adjustments, partially offset by accruals for the current period.

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	April 4, 2026	December 31, 2025

Credit facility	$250,000	$219,000
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(16,910)	(18,107)
	983,090	950,893
Less current portion	-	-
	$983,090	$950,893

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes as of April 4, 2026:

2030 Notes
Issuance date	September 12, 2023
Maturity date	September 15, 2030
Principal amount as of April 4, 2026	$750,000
Cash coupon rate (per annum)	2.25%
Conversion rate (per $1 principal amount)	33.1609
Effective conversion price (per share)	$30.16
130% of the current effective conversion price (per share)	$39.21

Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $1,195 and $1,223 for the fiscal quarters ended April 4, 2026 and March 29, 2025, respectively.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Stockholders' Equity

The following table summarizes activity pursuant to the Company's Stockholder Return Policy:

	Fiscal quarters ended
	April 4, 2026	March 29, 2025
Dividends paid to stockholders	$13,611	$13,562
Stock repurchases	-	12,538
Total	$13,611	$26,100

There were no shares of common stock held as treasury stock as of April 4, 2026 and December 31, 2025.

Note 6 – Revenue Recognition

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended
	April 4, 2026	March 29, 2025
Beginning balance	$41,249	$43,445
Sales allowances	22,197	20,186
Credits issued	(30,574)	(25,589)
Foreign currency	(134)	396
Ending balance	$32,738	$38,438

See disaggregated revenue information in Note 10.

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and other post- retirement actuarial items	Currency translation adjustment	Total
Balance at January 1, 2026	$(2,137)	$83,531	$81,394
Other comprehensive income (loss) before reclassifications	-	(14,712)	$(14,712)
Tax effect	-	-	$-
Other comprehensive income (loss) before reclassifications, net of tax	-	(14,712)	$(14,712)
Amounts reclassified out of AOCI	368	-	$368
Tax effect	(29)	-	$(29)
Amounts reclassified out of AOCI, net of tax	339	-	$339
Net other comprehensive income (loss)	$339	$(14,712)	$(14,373)
Balance at April 4, 2026	$(1,798)	$68,819	$67,021

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the first fiscal quarters of 2026 and 2025 for the Company’s defined benefit pension plans:

	Fiscal quarter ended April 4, 2026		Fiscal quarter ended March 29, 2025
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Net service cost	$-	$755	$-	$729
Interest cost	352	1,748	380	1,488
Expected return on plan assets	-	(638)	-	(540)
Amortization of prior service cost	-	80	-	34
Amortization of losses	1	380	1	242
Curtailment and settlement losses	-	18	-	23
Net periodic benefit cost	$353	$2,343	$381	$1,976

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the first fiscal quarters of 2026 and 2025 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended April 4, 2026		Fiscal quarter ended March 29, 2025
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$-	$53	$5	$55
Interest cost	26	63	51	56
Amortization of losses (gains)	(117)	6	(52)	14
Net periodic benefit cost	$(91)	$122	$4	$125

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 9 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended
	April 4, 2026	March 29, 2025

Restricted stock units ("RSUs")	$12,197	$5,968
Phantom stock units	76	83
Total	$12,273	$6,051

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at April 4, 2026 (amortization periods in years):

	Unrecognized Compensation Cost	Weighted Average Remaining Amortization Periods

Restricted stock units	$38,452	1.7
Phantom stock units	-	n/a
Total	$38,452

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Restricted Stock Units

RSU activity as of April 4, 2026 and changes during the three fiscal months then ended are presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value per Unit
Outstanding:
January 1, 2026	3,485	$18.00
Granted	1,030	23.37
Vested*	(737)	19.78
Cancelled or forfeited	(157)	25.24
Outstanding at April 4, 2026	3,621	$18.85

Expected to vest at April 4, 2026	3,187
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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2027	-	520	520
January 1, 2028	881	-	881
January 1, 2029	706	-	706
March 1, 2029	-	175	175

Phantom Stock Units

The following table summarizes the Company's phantom stock units activity (number of phantom stock units in thousands):

	Number of units	Grant-date Fair Value per Unit
Outstanding:
January 1, 2026	136
Granted	5	$15.29
Dividend equivalents issued	1
Outstanding at April 4, 2026	142

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Segment Information

The following tables set forth reportable business segment information:

	MOSFETs	Diodes	Optoelectronic Components	Resistors	Inductors	Capacitors	Corporate/ Other	Total
Fiscal quarter ended April 4, 2026:
Net revenues	$173,991	$163,669	$58,875	$203,743	$92,225	$146,739		$839,242

Cost of products sold (excluding depreciation)	$138,054	$116,959	$44,071	$147,874	$58,787	$105,802		$611,547
Depreciation expense in costs of products sold	13,560	11,879	3,857	11,073	4,080	6,634		51,083
Total costs of products sold	$151,614	$128,838	$47,928	$158,947	$62,867	$112,436		$662,630
Gross profit	$22,377	$34,831	$10,947	$44,796	$29,358	$34,303		$176,612

Segment operating expenses	$21,070	$8,901	$6,223	$10,643	$4,060	$6,921		$57,818
Segment operating income	$1,307	$25,930	$4,724	$34,153	$25,298	$27,382		$118,794

Total depreciation expense	$14,344	$12,330	$3,976	$11,264	$4,114	$6,684	$2,264	$54,976
Capital expenditures	94,682	4,261	53	2,334	973	7,828	530	110,661

Total assets as of April 4, 2026:	$1,234,280	$706,129	$352,067	$919,561	$300,716	$481,096	$268,706	$4,262,555

Fiscal quarter ended March 29, 2025:
Net revenues	$142,113	$140,963	$51,168	$179,500	$84,121	$117,371		$715,236

Cost of products sold (excluding depreciation)	$117,507	$101,829	$36,658	$128,472	$62,282	$85,954		$532,702
Depreciation expense in cost of products sold	13,000	11,112	3,810	10,674	4,242	4,142		46,980
Total cost of products sold	$130,507	$112,941	$40,468	$139,146	$66,524	$90,096		$579,682
Gross profit	$11,606	$28,022	$10,700	$40,354	$17,597	$27,275		$135,554

Segment operating expenses	$20,345	$6,825	$5,281	$9,203	$3,695	$6,701		$52,050
Segment operating income (loss)	$(8,739)	$21,197	$5,419	$31,151	$13,902	$20,574		$83,504

Total depreciation expense	$13,572	$11,483	$3,917	$10,864	$4,283	$4,184	$2,215	$50,518
Capital expenditures	46,303	4,329	712	3,047	584	5,975	619	61,569

Total assets as of March 29, 2025:	$1,080,665	$735,150	$354,747	$976,991	$334,823	$467,561	$250,305	$4,200,242

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
	Fiscal quarters ended
	April 4, 2026	March 29, 2025
Reconciliation:
Segment Operating Income	$118,794	$83,504
Unallocated Selling, General, and Administrative Expenses	(96,670)	(82,689)
Consolidated Operating Income	$22,124	$815
Unallocated Other Income (Expense)	(9,272)	(5,043)
Consolidated Income (Loss) Before Taxes	$12,852	$(4,228)

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors. The distribution of sales by customer type is shown below:

	Fiscal quarters ended
	April 4, 2026	March 29, 2025
Distributors	$461,847	$388,493
OEMs	318,533	278,346
EMS companies	58,862	48,397
Total Revenue	$839,242	$715,236

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended
	April 4, 2026	March 29, 2025
Asia	$335,139	$284,579
Europe	296,816	255,331
Americas	207,287	175,326
Total Revenue	$839,242	$715,236

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, military and aerospace, healthcare, power supplies, telecommunications, consumer products, and computing end markets.  Sales by end market are presented below:

	Fiscal quarters ended
	April 4, 2026	March 29, 2025
Industrial	$298,903	$244,926
Automotive	284,291	257,112
Military and Aerospace	89,173	76,317
Healthcare	40,592	36,532
Other*	126,283	100,349
Total Revenue	$839,242	$715,236

*Power supplies, telecommunications, consumer products, and computing.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Fiscal quarters ended
	April 4, 2026	March 29, 2025

Numerator:
Net earnings (loss)	$7,164	$(4,092)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	135,904	135,666
Outstanding phantom stock units	141	133
Adjusted weighted average shares - basic	136,045	135,799

Effect of dilutive securities:
Restricted stock units	1,426	-
Dilutive potential common shares	1,426	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	137,471	135,799

Basic earnings (loss) per share	$0.05	$(0.03)

Diluted earnings (loss) per share	$0.05	$(0.03)

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended
	April 4, 2026	March 29, 2025
Restricted stock units	333	2,657

If the average market price of Vishay common stock is less than the effective conversion price of the convertible senior notes due 2030, no shares are included in the diluted earnings (loss) per share computation for the convertible senior notes due 2030.  Pursuant to the indenture governing the convertible senior notes due 2030, Vishay will satisfy its conversion obligations by paying $1 cash per $1 principal amount of converted notes and settle any additional amounts due in cash and/or common stock.  Similarly, the convertible senior notes due 2025 were considered, but not included, in the diluted earnings per share computation for any period presented or any period they were outstanding.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total Fair Value	Level 1	Level 2	Level 3
April 4, 2026
Assets:
Assets held in rabbi trusts	$54,853	$22,883	$31,970	$-
Available for sale securities	$4,541	4,541	-	-
	$59,394	$27,424	$31,970	$-

Liability:
Acquisitions contingent consideration	$2,901	$-	$-	$2,901

December 31, 2025
Assets:
Assets held in rabbi trusts	$55,442	$22,749	$32,693	$-
Available for sale securities	$4,660	4,660	-	-
	$60,102	$27,409	$32,693	$-

Liability:
Acquisitions contingent consideration	$2,938	$-	$-	$2,938

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

The fair value of the long-term debt, excluding deferred financing costs, at April 4, 2026 and December 31, 2025 is approximately $978,000 and $896,100, respectively, compared to its carrying value, excluding deferred financing costs, of $1,000,000 and $969,000, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
At April 4, 2026 and December 31, 2025, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At April 4, 2026 and December 31, 2025, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using Level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company’s financial instruments also include accounts receivable and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis ("MD&A") is intended to provide an understanding of Vishay's financial condition, results of operations and cash flows by focusing on changes in certain key measures from period to period. The MD&A should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in Item 1.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K, particularly in Item 1A. "Risk Factors," filed with the Securities and Exchange Commission on February 13, 2026.

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

Our goal is to enhance stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while maintaining a prudent capital structure.  As we advance our Think Customer First organizational culture in 2026, we are focused on maintaining capacity readiness to fulfill rising demand, growing existing customer relationships, attracting new customer relationships, driving innovation, delivering new products and solutions, and expanding production in low cost countries to support our regional competitiveness.

We are focused on realizing the full value of our broad product portfolio, becoming a customer-first company, and capitalizing on the mega trends of e-mobility, sustainability, and connectivity to drive top line growth, expand margins, and optimize stockholder returns.  We are using eight strategic levers to achieve these goals.  Our elevated capital expenditure levels over the past three years has positioned us with increased capacity to assure our customers of reliable supply as they scale production and to supply more part numbers to them.  We are committed to completing our capacity expansion projects, but have modulated and will continue to modulate spending in response to order flow, timing of customer demand and qualification, changes in lead times for equipment, and increases in subcontractor capacity.  For 2026, we plan to spend between $400 million to $440 million for capital expenditures, approximately half of which will be invested in our 12-inch wafer fab we are building in Itzehoe, Germany.

In addition to enhancing stockholder value through growing our business, we continue to follow our Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  See further discussion in “Stockholder Return Policy” below.

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

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating income, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  Nearly all key financial metrics increased versus the prior fiscal quarter and the prior year quarter.  Net revenues increased versus the prior fiscal quarter and the prior year quarter primarily due to higher sales volume.  Margins were positively impacted by higher sales volume and associated manufacturing efficiencies, which offset higher metals and materials costs.  Backlog and book-to-bill increased due to higher order volume.

Net revenues for the fiscal quarter ended April 4, 2026 were $839.2 million, compared to $800.9 million and $715.2 million for the fiscal quarters ended December 31, 2025 and March 29, 2025, respectively.  Net earnings for the fiscal quarter ended April 4, 2026 were $7.2 million, or $0.05 per diluted share, compared to net earnings of $1.0 million, or $0.01 per diluted share for the fiscal quarter ended December 31, 2025, and a net loss of $(4.1) million, or $(0.03) per share for the fiscal quarter ended March 29, 2025.

Measures such as free cash and segment operating income are considered non-GAAP measures.  We define free cash as the cash flows generated from continuing operations less capital expenditures plus net proceeds from the sale of property and equipment.  We define segment operating income as operating income excluding selling, general, and administrative costs of our global operations, sales and marketing, information systems, finance, and administrative groups, as well as restructuring and severance costs, goodwill impairments, and other items affecting comparability.  The reconciliation of free cash is below.  Note 10 to our consolidated condensed financial statements includes the reconciliation for segment operating income.  These non-GAAP measures should not be viewed as alternatives to GAAP measures of performance or liquidity.  Non-GAAP measures such as free cash and segment operating income do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies.  Management believes that free cash is a meaningful measure of our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  We utilize the free cash metric in defining our Stockholder Return Policy.  Management uses segment operating income, along with segment gross profit, to make decisions, allocate resources, and assess performance of its operating segments.

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
	Fiscal quarters ended
	April 4, 2026	December 31, 2025	March 29, 2025
Net cash provided by continuing operating activities	$63,669	$149,362	$16,098
Proceeds from sale of property and equipment	66	308	279
Less: Capital expenditures	(110,661)	(94,802)	(61,569)
Free cash	$(46,926)	$54,868	$(45,192)

Our accelerated investments to expand capacity have positioned us to be able to better serve our customers and capture the early stages of upturns in end market demand.  The long-term outlook for our business remains strong.

Recent Developments

On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.

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

The following table summarizes activity pursuant to this policy (in thousands):

	Fiscal quarters ended
	April 4, 2026	March 29, 2025
Dividends paid to stockholders	$13,611	$13,562
Stock repurchases	-	12,538
Total	$13,611	$26,100

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

Our chief operating decision maker makes decisions, allocates resources, and evaluates business segment performance based on segment gross profit and segment operating income.  Only dedicated, direct selling, general, and administrative ("SG&A") expenses of the segments are included in the calculation of segment operating income.  We do not allocate certain SG&A expenses that are managed at the regional or corporate global level to our segments.  Accordingly, segment operating income does not include these SG&A expenses that are not directly traceable to the segments.  Segment operating income also would not include costs not routinely used in the management of the segments in periods when those items are present, such as restructuring and severance costs, goodwill impairment charges, and other items affecting comparability.  Segment operating income is clearly a function of net revenues, but also reflects our cost management programs and our ability to contain fixed costs.  Segment operating margin is segment operating income expressed as a percentage of net revenues.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the first fiscal quarter of 2025 through the first fiscal quarter of 2026 (dollars in thousands):

	1st Quarter 2025	2nd Quarter 2025	3rd Quarter 2025	4th Quarter 2025	1st Quarter 2026

Net revenues	$715,236	$762,250	$790,640	$800,922	$839,242

Gross profit margin	19.0%	19.5%	19.5%	19.6%	21.0%

Operating margin(1)	0.1%	2.9%	2.4%	1.8%	2.6%

End-of-period backlog	$1,124,300	$1,174,900	$1,152,700	$1,314,100	$1,592,300

Book-to-bill ratio	1.08	1.02	0.97	1.20	1.34

Inventory turnover	3.3	3.3	3.3	3.4	3.4

Change in ASP vs. prior quarter	(1.3)%	0.0%	(0.3)%	(0.3)%	(1.1)%
_________________________________________

(1) Operating margin for the second fiscal quarter of 2025 includes an $11.3 million gain recognized upon the favorable resolution of a contingency.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and prior year quarter.  The increases versus the prior fiscal quarter and prior year quarter are primarily due to higher sales volume.  The book-to-bill ratio and backlog increased versus the prior fiscal quarter and prior year quarter due to higher order levels.  We continue to increase capacity for critical product lines.  Average selling prices, including tariff adders, decreased versus the prior fiscal quarter and prior year quarter.

Gross profit margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to higher sales volume and associated manufacturing efficiencies, which offset higher metals and materials costs.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the first fiscal quarter of 2025 through the first fiscal quarter of 2026 (dollars in thousands):

	1st Quarter 2025	2nd Quarter 2025	3rd Quarter 2025	4th Quarter 2025	1st Quarter 2026
MOSFETs
Net revenues	$142,113	$148,633	$167,133	$172,584	$173,991

Book-to-bill ratio	1.32	1.00	0.86	1.48	1.57

Gross profit margin	8.2%	6.3%	10.1%	13.8%	12.9%

Segment operating margin	(6.1)%	(9.7)%	(3.8)%	(0.5)%	0.8%

Diodes
Net revenues	$140,963	$147,942	$149,628	$154,224	$163,669

Book-to-bill ratio	0.99	0.93	1.07	1.09	1.35

Gross profit margin	19.9%	20.0%	20.3%	20.3%	21.3%

Segment operating margin	15.0%	15.0%	15.2%	15.3%	15.8%

Optoelectronic Components
Net revenues	$51,168	$54,119	$55,590	$55,674	$58,875

Book-to-bill ratio	0.90	1.05	0.93	1.12	1.48

Gross profit margin	20.9%	23.2%	22.9%	15.0%	18.6%

Segment operating margin	10.6%	12.6%	12.9%	4.5%	8.0%

Resistors
Net revenues	$179,500	$194,769	$195,707	$189,367	$203,743

Book-to-bill ratio	1.00	0.91	0.92	1.05	1.26

Gross profit margin	22.5%	22.8%	20.1%	19.4%	22.0%

Segment operating margin	17.4%	17.9%	15.3%	14.3%	16.8%

Inductors
Net revenues	$84,121	$95,675	$91,990	$92,588	$92,225

Book-to-bill ratio	1.02	0.91	0.99	1.07	1.31

Gross profit margin	20.9%	28.0%	30.7%	29.8%	31.8%

Segment operating margin	16.5%	24.0%	26.6%	25.4%	27.4%

Capacitors
Net revenues	$117,371	$121,112	$130,592	$136,485	$146,739

Book-to-bill ratio	1.13	1.40	1.07	1.30	1.13

Gross profit margin	23.2%	21.5%	20.1%	21.3%	23.4%

Segment operating margin	17.5%	16.3%	15.2%	16.6%	18.7%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended
	April 4, 2026	December 31, 2025	March 29, 2025
Cost of products sold	79.0%	80.4%	81.0%
Gross profit	21.0%	19.6%	19.0%
Selling, general & administrative expenses	18.4%	17.7%	18.8%
Operating income	2.6%	1.8%	0.1%
Income (loss) before taxes	1.5%	0.7%	(0.6)%
Net earnings (loss)	0.9%	0.1%	(0.6)%
________
Effective tax rate	44.3%	82.3%	3.2%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2026	December 31, 2025	March 29, 2025
Net revenues	$839,242	$800,922	$715,236

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2026
	Change in net revenues	% change
December 31, 2025	$38,320	4.8%
March 29, 2025	$124,006	17.3%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	5.8%	14.4%
Decrease in average selling prices	(1.1)%	(0.8)%
Foreign currency effects	0.2%	3.9%
Other	(0.1)%	(0.2)%
Net change	4.8%	17.3%

We continued to see improving market conditions in the first fiscal quarter of 2026, resulting in revenue growth driven primarily by higher sales volume.  This represents an improvement from most of 2025 when we experienced distribution customers digesting high channel inventories.  The long-term prospects of our business remain favorable.  We continue to increase manufacturing capacities for critical product lines.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended April 4, 2026 were 21.0%, versus 19.6% and 19.0% for the comparable prior fiscal quarter and prior year period, respectively.  Gross profit margin increased versus the prior fiscal quarter and prior year quarter primarily due to higher sales volume and associated manufacturing efficiencies, which offset higher metals and materials costs.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2026	December 31, 2025	March 29, 2025
Net revenues	$173,991	$172,584	$142,113
Gross profit margin	12.9%	13.8%	8.2%
Segment operating margin	0.8%	(0.5)%	(6.1)%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2026
	Change in net revenues	% change
December 31, 2025	$1,407	0.8%
March 29, 2025	$31,878	22.4%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	1.4%	26.8%
Decrease in average selling prices	(0.8)%	(5.2)%
Foreign currency effects	0.1%	2.3%
Other	0.1%	(1.5)%
Net change	0.8%	22.4%

Net revenues of the MOSFETs segment increased versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to OEM customers, customers in the industrial and telecommunications end markets, and customers in the Europe region, partially offset by decreased sales to distribution customers, customers in the computing end market, and customers in the Asia region due to Lunar New Year.  The increase versus the prior year quarter is due to increased sales to customers in all sales channels, end markets, and regions, most significantly OEM and distribution customers, customers in the automotive and industrial end markets, and customers in the Asia and Europe regions.

Gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year quarter.  The decrease versus the prior fiscal quarter is primarily due to lower average selling prices.  The increase versus the prior year quarter is primarily due to higher sales volume, partially offset by lower average selling prices and higher metals costs.

Segment operating margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to changes in gross profit and decreased segment SG&A expenses associated with the Newport wafer fab.

Average selling prices, including tariff adders, decreased versus the prior fiscal quarter and prior year quarter.
We continue to invest to expand mid- and long-term manufacturing capacity for strategic product lines.  We plan to use the Newport wafer fab, acquired in 2024, to further develop and scale our SiC MOSFETs and diodes capabilities.  We are also committed to building a 12-inch wafer fab in Itzehoe, Germany.  These are long-term investments which were not expected to generate significant income or cash flows in the near-term, but should greatly enhance the long-term position of our MOSFETs business.

Diodes
Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2026	December 31, 2025	March 29, 2025
Net revenues	$163,669	$154,224	$140,963
Gross profit margin	21.3%	20.3%	19.9%
Segment operating margin	15.8%	15.3%	15.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2026
	Change in net revenues	% change
December 31, 2025	$9,445	6.1%
March 29, 2025	$22,706	16.1%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	8.4%	14.4%
Decrease in average selling prices	(2.1)%	(1.1)%
Foreign currency effects	0.1%	3.2%
Other	(0.3)%	(0.4)%
Net change	6.1%	16.1%

Net revenues of the Diodes segment increased versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to OEM customers, automotive end market customers, and customers in the Europe region.  The increase versus the prior year quarter is primarily to due to increased sales to customers in nearly all sales channels, end markets, and regions, most significantly OEM customers, customers in the industrial and automotive end markets, and customers in the Europe region.

Gross profit margin increased versus the prior fiscal quarter and prior year quarter.  The increases versus the prior fiscal quarter and prior year quarter were primarily due to higher sales volume, partially offset by lower average selling prices.

Segment operating margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to changes in gross profit.

Average selling prices, including tariff adders, decreased versus the prior fiscal quarter and prior year quarter.

Optoelectronic Components
Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2026	December 31, 2025	March 29, 2025
Net revenues	$58,875	$55,674	$51,168
Gross profit margin	18.6%	15.0%	20.9%
Segment operating margin	8.0%	4.5%	10.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2026
	Change in net revenues	% change
December 31, 2025	$3,201	5.7%
March 29, 2025	$7,707	15.1%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	6.6%	12.0%
Decrease in average selling prices	(1.1)%	(2.1)%
Foreign currency effects	0.3%	5.6%
Other	(0.1)%	(0.4)%
Net change	5.7%	15.1%

Net revenues of the Optoelectronic Components segment increased versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Europe region.  The increase versus the prior year quarter is primarily to due to increased sales to customers in nearly all sales channels, end markets, and regions, most significantly distribution customers, customers in the industrial end market, and customers in the Europe region.

Gross margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and the positive impact of increased inventory.  The decrease versus the prior year quarter is primarily due to lower average selling prices and unfavorable product mix, partially offset by higher sales volume.

Segment operating margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The changes are primarily due to changes in gross profit.

Average selling prices, including tariff adders, decreased versus the prior fiscal quarter and prior year quarter.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2026	December 31, 2025	March 29, 2025
Net revenues	$203,743	$189,367	$179,500
Gross profit margin	22.0%	19.4%	22.5%
Segment operating margin	16.8%	14.3%	17.4%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2026
	Change in net revenues	% change
December 31, 2025	$14,376	7.6%
March 29, 2025	$24,243	13.5%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	7.7%	6.5%
Change in average selling prices	(0.4)%	2.2%
Foreign currency effects	0.2%	4.6%
Other	0.1%	0.2%
Net change	7.6%	13.5%

Net revenues of the Resistors segment increased versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily to due to increased sales to distribution customers, customers in the industrial, automotive, and military and aerospace end markets, and customers in the Europe region.  The increase versus the prior year quarter is primarily due to increased sales to customers in nearly all sales channels, end markets, and regions, most significantly distribution customers and industrial end market customers.

Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year quarter.  The increase versus the prior fiscal quarter is primarily due to higher sales volume, partially offset by higher metals costs.  The decrease versus the prior year quarter is primarily due to higher labor, materials, and metals costs and unfavorable product mix, partially offset by higher sales volume.

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

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2026	December 31, 2025	March 29, 2025
Net revenues	$92,225	$92,588	$84,121
Gross profit margin	31.8%	29.8%	20.9%
Segment operating margin	27.4%	25.4%	16.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2026
	Change in net revenues	% change
December 31, 2025	$(363)	(0.4)%
March 29, 2025	$8,104	9.6%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	2.2%	9.0%
Decrease in average selling prices	(2.6)%	(1.2)%
Foreign currency effects	0.1%	1.9%
Other	(0.1)%	(0.1)%
Net change	(0.4)%	9.6%

Net revenues of the Inductors segment were flat versus the prior fiscal quarter, but increased versus the prior year quarter.  The increase versus the prior year quarter is primarily due to increased sales to distribution customers, customers in the healthcare and military and aerospace end markets, and customers in the Asia and Americas regions.

Gross profit margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to higher sales volume, lower logistics costs, and higher yield.

Segment operating margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to changes in gross profit.

Average selling prices, including tariff adders, decreased versus the prior fiscal quarter and prior year quarter.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2026	December 31, 2025	March 29, 2025
Net revenues	$146,739	$136,485	$117,371
Gross profit margin	23.4%	21.3%	23.2%
Segment operating margin	18.7%	16.6%	17.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended April 4, 2026
	Change in net revenues	% change
December 31, 2025	$10,254	7.5%
March 29, 2025	$29,368	25.0%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter
Change attributable to:
Increase in volume	7.7%	16.4%
Change in average selling prices	(0.2)%	1.8%
Foreign currency effects	0.3%	6.6%
Other	(0.3)%	0.2%
Net change	7.5%	25.0%

Net revenues of the Capacitors segment increased versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution and OEM customers, customers in the military and aerospace end market, and customers in the Europe and Americas regions, partially offset by decreased sales to customers in the Asia region due to Lunar New Year.  The increase versus the prior year quarter is primarily due to increased sales to customers in nearly all sales channels, end markets, and regions, most significantly distribution customers, industrial end market customers, and customers in the Asia and Americas regions.

Gross profit margin increased versus the prior fiscal quarter and prior year quarter.  The increase versus the prior fiscal quarter is primarily due to higher sales volume, partially offset by unfavorable product mix.  The increase versus the prior year quarter is primarily due to higher sales volume and higher average selling prices.

Segment operating margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to changes in gross profit.

Average selling prices, including tariff adders, decreased versus the prior fiscal quarter, but increased versus the prior year quarter.

A large portion of expected growth of our Capacitors segment is in high voltage high power film capacitors used for smart-grid infrastructure projects.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended
	April 4, 2026	December 31, 2025	March 29, 2025
Total SG&A expenses	$154,488	$141,999	$134,739
as a percentage of revenues	18.4%	17.7%	18.8%

We are incurring additional SG&A costs associated with our strategic initiatives.  The sequential increase in SG&A expenses is primarily due to uneven attribution of stock-based compensation expense and higher bonus compensation accruals.  SG&A expenses increased versus the prior year quarter due to higher stock-based compensation expense and general cost inflation.

Other Income (Expense)

Interest expense for the fiscal quarter ended April 4, 2026 increased by $0.2 million versus the fiscal quarter ended December 31, 2025 and $1.2 million versus the fiscal quarter ended March 29, 2025.  The increases are due to higher outstanding balances on our revolving credit facility.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	April 4, 2026	December 31, 2025	Change
Foreign exchange loss	$(586)	$(506)	$(80)
Interest income	3,038	2,753	285
Other components of net periodic pension expense	(1,919)	(2,442)	523
Investment income (expense)	170	(111)	281
Other	(2)	843	(845)
	$701	$537	$164

	Fiscal quarters ended
	April 4, 2026	March 29, 2025	Change
Foreign exchange gain (loss)	$(586)	$1,329	$(1,915)
Interest income	3,038	3,877	(839)
Other components of net period pension expense	(1,919)	(1,697)	(222)
Investment income	170	261	(91)
Other	(2)	(23)	21
	$701	$3,747	$(3,046)

Income Taxes
For the fiscal quarter ended April 4, 2026, our effective tax rate was 44.3%, as compared to 82.3% and 3.2% for the fiscal quarters ended December 31, 2025 and March 29, 2025, respectively.  We expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions, even at higher levels of pre-tax income.

We continue to evaluate the applicability of Pillar Two to our group, the timing of enactment and effective dates by jurisdiction, and the potential impacts on our effective tax rate, cash taxes, and related income tax disclosures.

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

Financial Condition, Liquidity, and Capital Resources
Our financial condition as of April 4, 2026 is adequate to meet our capital expenditure and other growth plans.  We have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, fund our Stockholder Return Policy, and to reduce debt levels.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $63.7 million for the three fiscal months ended April 4, 2026, as compared to cash flows provided by operations of $16.1 million for the three fiscal months ended March 29, 2025.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the first fiscal quarter of 2025 through the first fiscal quarter of 2026:

	Fiscal quarters ended
	1st Quarter 2025	2nd Quarter 2025	3rd Quarter 2025	4th Quarter 2025	1st Quarter 2026
Days sales outstanding ("DSO") (a)	53	53	53	48	41
Days inventory outstanding ("DIO") (b)	110	109	108	107	106
Days payable outstanding ("DPO") (c)	(34)	(32)	(31)	(30)	(31)
Cash conversion cycle	129	130	130	125	116

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

The cash conversion cycle improved to 116 days in the first fiscal quarter of 2026, reflecting our sale of an additional $63.1 million trade receivables and disciplined working capital management.

Cash paid for property and equipment for the three fiscal months ended April 4, 2026 was $110.7 million, as compared to $61.6 million for the three fiscal months ended March 29, 2025.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  Our elevated capital expenditure levels over the past three years have positioned us with increased capacity to assure our customers of reliable supply as they scale production and to supply more part numbers to them.  We are committed to completing our capacity expansion projects, but have modulated and will continue to modulate spending in response to order flow, timing of customer demand and qualification, changes in lead times for equipment, and increases in subcontractor capacity.  For 2026, we plan to spend between $400 million to $440 million for capital expenditures, approximately half of which will be invested in our 12-inch wafer fab we are building in Itzehoe, Germany.

Free cash flow for the three fiscal months ended April 4, 2026 decreased slightly versus the three fiscal months ended  March 29, 2025.  Free cash flow for the three fiscal months ended April 4, 2026 was negatively impacted by a high level of capital expenditures.  We expect that free cash flow will be negatively impacted by the expected high level of capital expenditures for expansion after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at April 4, 2026 and December 31, 2025 (in thousands):

	April 4, 2026	December 31, 2025

Credit facility	$250,000	$219,000
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(16,910)	(18,107)
Total debt	983,090	950,893

Cash and cash equivalents	479,357	514,966
Short-term investments	191	265
Net cash and short-term investments (debt)	$(503,542)	(435,662)

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
As of April 4, 2026, $13.6 million of our cash and cash equivalents and short-term investments were held by our U.S. subsidiaries.  As of April 4, 2026, we are in a net borrowing position in the U.S. and we expect to continue to be at least throughout 2026 based on expected cash payments pursuant to our Stockholder Return Policy and funding of our growth plan.  As of April 4, 2026, we have approximately $561 million of earnings that are deemed not indefinitely reinvested, primarily in Germany and Israel.  Based on the expected timing of future repatriations, we estimate that the tax liability to repatriate these unremitted earnings will be approximately $81 million, which has been accrued, but will only be paid upon repatriation of the unremitted earnings.  Repatriating these unremitted earnings earlier than currently planned may not be possible and would incur additional tax expense.  We also have amounts of unremitted foreign earnings, which continue to be reinvested indefinitely, that we have not accrued for the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions that would be incurred to repatriate these amounts.  Certain of these subsidiaries are located in countries with restrictive regulations and high tax rates for repatriating cash.  Due to the uncertainties associated with the ability, timing, and method to repatriate these unremitted earnings and other complexities associated with its hypothetical calculation, determination of the amount of tax expense that would be incurred to repatriate the unremitted earnings is not practicable, but could be significant.  Our undrawn credit facility provides us with adequate operating liquidity in the United States.

Upon successful completion of our growth plan, we expect to generate increasingly higher levels of free cash that will be sufficient to meet our long-term financing needs related to normal operating requirements, regular dividend payments, and share repurchases pursuant to our Stockholder Return Policy, while allowing us to manage our repatriation and financing activities to minimize tax and interest expense.  During the current period of intensified capital expenditures to achieve our growth plans, we are considering a combination of additional and alternative sources of financing, such as the agreements to sell up to approximately $150 million of accounts receivable on a revolving basis that we initiated in 2025, and our cash on hand to fund a portion of the capital expenditures that would conserve cash for future acquisitions while enabling us to minimize tax expense.

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

We were in compliance with all financial covenants under the credit facility at April 4, 2026.  Our interest coverage ratio and net leverage ratio were 9.70 to 1 and 2.34 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  The usable capacity on the credit facility is approximately $307 million as of April 4, 2026.

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

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the credit facility are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 3.07 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 2.10% (including the applicable credit spread), and the undrawn commitment fee is 0.35% per annum.

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

We had $219 million outstanding on our revolving credit facility at December 31, 2025 and $250 million outstanding at April 4, 2026.  We borrowed $203 million and repaid $172 million on the revolving credit facility during the three fiscal months ended April 4, 2026.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $259 million and the highest amount outstanding at a fiscal month end was $271 million during the three fiscal months ended April 4, 2026.  We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due until 2028.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, or projected.  Among the factors that could cause actual results to materially differ include: general business and economic conditions; delays or difficulties in implementing our cost reduction strategies; delays or difficulties in expanding our manufacturing capacities; manufacturing or supply chain interruptions or changes in customer demand (including due to political, economic, and health instability and military conflicts and hostilities); an inability to attract and retain highly qualified personnel; changes in foreign currency exchange rates; uncertainty related to the effects of changes in foreign currency exchange rates; competition and technological changes in our industries; difficulties in new product development; difficulties in identifying suitable acquisition candidates, consummating a transaction on terms which we consider acceptable, and integration and performance of acquired businesses; changes in applicable domestic and foreign tax regulations and uncertainty regarding the same; changes in U.S. and foreign trade regulations and tariffs and uncertainty regarding the same; volatility in prices for metals and materials; changes in applicable accounting standards and other factors affecting our operations, markets, capacity to meet demand, products, services, and prices that are set forth in our filings with the SEC, including our annual reports on Form 10-K and our quarterly reports on Form 10-Q.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our 2025 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026, describes our exposure to market risks.  There have been no material changes to our market risks since December 31, 2025.

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

Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026 describes certain of our legal proceedings.  There have been no material developments to the legal proceedings previously disclosed.

Item 1A.	Risk Factors

There have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined by Item 408(c) of Regulation S-K) during the fiscal quarter ended April 4, 2026.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joel Smejkal, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David E. McConnell, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 4, 2026, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  May 13, 2026