Form 10-Q
period 2026-07-04
VISHAY INTERTECHNOLOGY INC
filed 2026-08-05
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           July 4, 2026

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
☐ Yes  ☒ No

As of August 3, 2026 the registrant had 141,282,019 shares of its common stock and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
July 4, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	July 4, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,297,309	$514,966
Short-term investments	5,263	265
Accounts receivable, net	393,373	381,802
Inventories:
Finished goods	184,960	182,444
Work in process	360,965	331,347
Raw materials	261,186	245,412
Total inventories	807,111	759,203

Prepaid expenses and other current assets	221,811	231,004
Total current assets	2,724,867	1,887,240

Property and equipment, at cost:
Land	85,711	86,399
Buildings and improvements	841,294	839,856
Machinery and equipment	3,505,644	3,477,884
Construction in progress	558,131	464,475
Allowance for depreciation	(3,241,135)	(3,195,455)
Property and equipment, net	1,749,645	1,673,159

Right of use assets	122,630	119,746

Deferred income taxes	190,381	183,016

Goodwill	180,027	180,390

Other intangible assets, net	71,266	78,487

Other assets	117,550	112,122
Total assets	$5,156,366	$4,234,160

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	July 4, 2026	December 31, 2025
Liabilities and equity
Current liabilities:
Trade accounts payable	$237,482	$214,984
Payroll and related expenses	179,479	164,114
Lease liabilities	28,241	26,546
Other accrued expenses	310,238	300,031
Income taxes	18,757	14,751
Current portion of long-term debt	737,744	-
Total current liabilities	1,511,941	720,426

Long-term debt less current portion	234,543	950,893
Deferred income taxes	97,488	96,818
Long-term lease liabilities	96,583	95,799
Other liabilities	136,668	109,228
Accrued pension and other postretirement costs	166,246	172,723
Total liabilities	2,243,469	2,145,887

Stockholders' equity:
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 141,281,885 and 123,498,190 shares issued	14,129	12,351
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,097,148 shares issued	1,210	1,210
Capital in excess of par value	1,945,629	1,101,086
Retained earnings	900,268	892,232
Accumulated other comprehensive income	51,661	81,394
Total equity	$2,912,897	$2,088,273
Total liabilities and equity	$5,156,366	$4,234,160

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	July 4, 2026	June 28, 2025

Net revenues	$888,575	$762,250
Costs of products sold	681,193	613,567
Gross profit	207,382	148,683

Selling, general, and administrative expenses	153,856	126,565
Operating income	53,526	22,118

Other income (expense):
Interest expense	(10,333)	(10,588)
Other	(794)	747
Total other income (expense)	(11,127)	(9,841)

Income before taxes	42,399	12,277

Income tax expense	14,275	10,273

Net earnings	$28,124	$2,004

Basic earnings per share	$0.21	$0.01

Diluted earnings per share	$0.19	$0.01

Weighted average shares outstanding - basic	136,824	135,702

Weighted average shares outstanding - diluted	147,901	136,167

Cash dividends per share	$0.10	$0.10

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	July 4, 2026	June 28, 2025

Net earnings	$28,124	$2,004

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	328	138

Foreign currency translation adjustment	(15,688)	68,575

Other comprehensive income (loss)	(15,360)	68,713

Comprehensive income	$12,764	$70,717

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 4, 2026	June 28, 2025

Net revenues	$1,727,817	$1,477,486
Costs of products sold	1,343,823	1,193,249
Gross profit	383,994	284,237

Selling, general, and administrative expenses	308,344	261,304
Operating income	75,650	22,933

Other income (expense):
Interest expense	(20,306)	(19,378)
Other	(93)	4,494
Total other income (expense)	(20,399)	(14,884)

Income before taxes	55,251	8,049

Income tax expense	19,963	10,137

Net earnings (loss)	$35,288	$(2,088)

Basic earnings (loss) per share	$0.26	$(0.02)

Diluted earnings (loss) per share	$0.25	$(0.02)

Weighted average shares outstanding - basic	136,428	135,750

Weighted average shares outstanding - diluted	142,680	135,750

Cash dividends per share	$0.20	$0.20

See accompanying notes.

 VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Six fiscal months ended
	July 4, 2026	June 28, 2025

Net earnings (loss)	$35,288	$(2,088)

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	667	440

Foreign currency translation adjustment	(30,400)	99,477

Other comprehensive income (loss)	(29,733)	99,917

Comprehensive income	$5,555	$97,829

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 4, 2026	June 28, 2025

Operating activities
Net earnings (loss)	$35,288	$(2,088)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	114,328	109,743
Loss on disposal of property and equipment	24	73
Inventory write-offs for obsolescence	21,883	17,456
Deferred income taxes	(6,069)	(6,034)
Stock compensation expense	20,056	11,736
Other	79	(3,606)
Change in U.S. transition liability	-	(47,027)
Change in repatriation tax liability	(2,000)	(9,375)
Net change in operating assets and liabilities	(14,561)	(63,571)
Net cash provided by operating activities	169,028	7,307

Investing activities
Capital expenditures	(205,862)	(126,167)
Proceeds from sale of property and equipment	221	494
Purchase of short-term investments	(5,260)	(28,481)
Maturity of short-term investments	262	39,400
Other investing activities	(381)	(661)
Net cash used in investing activities	(211,020)	(115,415)

Financing activities
Proceeds from follow-on public offering, net of underwriting discounts and issuance costs	830,250	-
Principal payments on long-term debt	-	(41,911)
Net proceeds from revolving credit facility	19,000	49,000
Dividends paid to common stockholders	(24,805)	(24,700)
Dividends paid to Class B common stockholders	(2,419)	(2,419)
Repurchase of common stock	-	(12,538)
Cash withholding taxes paid when shares withheld for vested equity awards	(4,013)	(3,957)
Other financing activities	10,000	10,078
Net cash provided by (used in) financing activities	828,013	(26,447)
Effect of exchange rate changes on cash and cash equivalents	(3,678)	18,129

Net increase (decrease) in cash and cash equivalents	782,343	(116,426)

Cash and cash equivalents at beginning of period	514,966	590,286
Cash and cash equivalents at end of period	$1,297,309	$473,860

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

		Class B	Capital in			Accumulated Other
		Convertible	Excess of			Comprehensive
	Common Stock	Common Stock	Par Value	Retained Earnings	Treasury Stock	Income (Loss)	Total Equity
Balance at December 31, 2024	$13,361	$1,210	$1,306,245	$955,500	$(212,062)	$(35,292)	$2,028,962
Net earnings (loss)	-	-	-	(4,092)	-	-	(4,092)
Other comprehensive income	-	-	-	-	-	31,204	31,204
Issuance of stock and related tax withholdings for vested restricted stock units (506,430 shares)	50	-	(3,943)	-	-	-	(3,893)
Dividends declared ($0.10 per share)	-	-	13	(13,575)	-	-	(13,562)
Stock compensation expense	-	-	6,051	-	-	-	6,051
Repurchase of common stock held in treasury (728,560 shares)	-	-	-	-	(12,538)	-	(12,538)
Balance at March 29, 2025	$13,411	$1,210	$1,308,366	$937,833	$(224,600)	$(4,088)	$2,032,132
Net earnings	-	-	-	2,004	-	-	2,004
Other comprehensive income	-	-	-	-	-	68,713	68,713
Issuance of stock and related tax withholdings for vested restricted stock units (35,366 shares)	4	-	(68)	-	-	-	(64)
Dividends declared ($0.10 per share)	-	-	13	(13,570)	-	-	(13,557)
Stock compensation expense	-	-	5,685	-	-	-	5,685
Other	-	-	70	-	8	-	78
Balance at June 28, 2025	$13,415	$1,210	$1,314,066	$926,267	$(224,592)	$64,625	$2,094,991

Balance at December 31, 2025	$12,351	$1,210	$1,101,086	$892,232	$-	$81,394	$2,088,273
Net earnings	-	-	-	7,164	-	-	7,164
Other comprehensive income (loss)	-	-	-	-	-	(14,373)	(14,373)
Issuance of stock and related tax withholdings for vested restricted stock units (509,897 shares)	51	-	(3,912)	-	-	-	(3,861)
Dividends declared ($0.10 per share)	-	-	14	(13,625)	-	-	(13,611)
Stock compensation expense	-	-	12,273	-	-	-	12,273
Balance at April 4, 2026	$12,402	$1,210	$1,109,461	$885,771	$-	$67,021	$2,075,865
Net earnings	-	-	-	28,124	-	-	28,124
Other comprehensive income (loss)	-	-	-	-	-	(15,360)	(15,360)
Issuance of stock from follow-on public offering, net of underwriting discounts and issuance costs (17,250,000 shares)	1,725	-	828,525	-	-	-	830,250
Issuance of stock and related tax withholdings for vested restricted stock units (23,798 shares)	2	-	(154)	-	-	-	(152)
Dividends declared ($0.10 per share)	-	-	14	(13,627)	-	-	(13,613)
Stock compensation expense	-	-	7,783	-	-	-	7,783
Balance at July 4, 2026	$14,129	$1,210	$1,945,629	$900,268	$-	$51,661	$2,912,897

See accompanying notes.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The results of operations for the fiscal quarter and six fiscal months ended July 4, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable

The Company sells certain of its non-U.S. accounts receivable on a non-recourse basis to third-party financial institutions.  These transactions are recognized as sales of receivables because effective control over, and risk related to, the receivables is transferred to the buyers.  The Company had $140,873 and $62,175 outstanding on its revolving accounts receivable securitization program as of July 4, 2026 and December 31, 2025, respectively.  The cash proceeds are presented as cash provided by operating activities in the consolidated condensed statement of cash flows.  After the sale of the accounts receivable, the Company collects payment from the customers and remits it to the third-party financial institutions.

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

The following table summarizes activity to date related to this program:

Expense recorded in 2024	$40,614
Utilized	(8,734)
Foreign currency translation	(1,292)
Balance at December 31, 2024	$30,588
Utilized	(15,268)
Foreign currency translation	2,106
Balance at December 31, 2025	$17,426
Utilized	(8,871)
Foreign currency translation	(7)
Balance at July 4, 2026	$8,548

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended July 4, 2026 and June 28, 2025 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the six fiscal months ended July 4, 2026, the liabilities for unrecognized tax benefits increased $261 on a net basis, primarily accruals for the current period, partially offset by settlements and expiration of statutes.

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	July 4, 2026	December 31, 2025

Credit facility	$238,000	$219,000
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(15,713)	(18,107)
	972,287	950,893
Less current portion	(737,744)	-
	$234,543	$950,893

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes as of July 4, 2026:

2030 Notes
Issuance date	September 12, 2023
Maturity date	September 15, 2030
Principal amount as of July 4, 2026	$750,000
Cash coupon rate (per annum)	2.25%
Conversion rate (per $1 principal amount)	33.1609
Effective conversion price (per share)	$30.16
130% of the current effective conversion price (per share)	$39.21

Holders of the convertible senior notes due 2030 (the "2030 Notes") may convert all or a portion of their 2030 Notes at their option prior to March 15, 2030, only under the following circumstances:
  The last reported sale price of the common stock for at least the 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
  During the five business day period after any five consecutive trading day period (the "Measurement Period") in which the trading price of the 2030 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate in effect on each such trading day;
  If the Company calls any or all of the 2030 Notes for redemption, at any time prior to the close of business on the scheduled trading day prior to the redemption date; or
  Upon the occurrence of specified corporate events.
Pursuant to the indenture governing the 2030 Notes, Vishay will satisfy its conversion obligations by paying $1 cash per $1 principal amount of converted notes and settle any additional amounts due in cash and/or common stock, at the Company's election.

As of July 4, 2026, the first condition above had been met and, therefore, the 2030 Notes became eligible for conversion at the option of the holders beginning on July 6, 2026 and ending at the close of business on October 3, 2026.  Vishay has the ability to finance a certain amount of any converted 2030 Notes with borrowings from its long-term revolving credit facility.  The principal amount of 2030 Notes and associated deferred financing costs are classified as current liabilities on the July 4, 2026 consolidated condensed balance sheet.

Any determination regarding the convertibility of the 2030 Notes during future periods will be made in accordance with the terms of the indenture governing the 2030 Notes.

In the third fiscal quarter of 2026, the Company used a portion of the net proceeds from the public offering of its common stock, completed on July 1, 2026, to fully repay the outstanding balance on its revolving credit facility.

Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $1,195 and $2,390 for the fiscal quarter and six fiscal months ended July 4, 2026, respectively, and $1,195 and $2,418 for the fiscal quarter and six fiscal months ended June 28, 2025.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Stockholders' Equity

On July 1, 2026, the Company completed an underwritten public offering of 17.25 million shares of its common stock at a price to the public of $50.00 per share for proceeds of $830,250, net of underwriting discounts and issuance costs.

The following table summarizes activity pursuant to the Company's Stockholder Return Policy:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Dividends paid to stockholders	$13,613	$13,557	$27,224	$27,119
Stock repurchases	-	-	-	12,538
Total	$13,613	$13,557	$27,224	$39,657

There were no shares of common stock held as treasury stock as of July 4, 2026 and December 31, 2025.

Note 6 – Revenue Recognition

In the second fiscal quarter of 2026, the Company received tariff refunds from the U.S. government, of which $30,008 will be passed through to customers.  The tariff refunds received are recognized as a reduction of costs of products sold and tariff refunds to be passed through to customers are recorded as a reduction of net revenues within the Consolidated Condensed Statements of Operations for the fiscal quarter and six fiscal months ended July 4, 2026.  The tariff refunds received and tariff refunds to be passed through to customers have not been allocated to reportable business segments, customer types, regions, or end markets.

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Beginning balance	$32,738	$38,438	$41,249	$43,445
Sales allowances	23,190	27,890	45,387	48,076
Credits issued	(18,678)	(23,110)	(49,252)	(48,699)
Foreign currency	(104)	776	(238)	1,172
Ending balance	$37,146	$43,994	$37,146	$43,994

See disaggregated revenue information in Note 10.

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and
	other post-
	retirement	Currency
	actuarial	translation
	items	adjustment	Total
Balance at January 1, 2026	$(2,137)	$83,531	$81,394
Other comprehensive income (loss) before reclassifications	-	(30,400)	$(30,400)
Tax effect	-	-	$-
Other comprehensive income (loss) before reclassifications, net of tax	-	(30,400)	$(30,400)
Amounts reclassified out of AOCI	731	-	$731
Tax effect	(64)	-	$(64)
Amounts reclassified out of AOCI, net of tax	667	-	$667
Net other comprehensive income (loss)	$667	$(30,400)	$(29,733)
Balance at July 4, 2026	$(1,470)	$53,131	$51,661

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the second fiscal quarters of 2026 and 2025 for the Company’s defined benefit pension plans:

	Fiscal quarter ended		Fiscal quarter ended
	July 4, 2026		June 28, 2025
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Net service cost	$-	$741	$-	$765
Interest cost	352	1,730	380	1,582
Expected return on plan assets	-	(630)	-	(560)
Amortization of prior service cost	-	78	-	36
Amortization of losses	1	378	1	258
Curtailment and settlement losses	-	18	-	24
Net periodic benefit cost	$353	$2,315	$381	$2,105

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 4, 2026 and June 28, 2025 for the Company's defined benefit pension plans:

	Six fiscal months ended		Six fiscal months ended
	July 4, 2026		June 28, 2025
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Net service cost	$-	$1,496	$-	$1,494
Interest cost	704	3,478	760	3,070
Expected return on plan assets	-	(1,268)	-	(1,100)
Amortization of prior service cost	-	158	-	70
Amortization of losses	2	758	2	500
Curtailment and settlement losses	-	36	-	47
Net periodic benefit cost	$706	$4,658	$762	$4,081

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the second fiscal quarters of 2026 and 2025 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended		Fiscal quarter ended
	July 4, 2026		June 28, 2025
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Service cost	$-	$52	$5	$60
Interest cost	26	62	50	60
Amortization of losses (gains)	(117)	5	(52)	15
Net periodic benefit cost	$(91)	$119	$3	$135

The following table shows the components of the net periodic pension cost for the six fiscal months ended July 4, 2026 and June 28, 2025 for the Company's other postretirement benefit plans:

	Six fiscal months ended		Six fiscal months ended
	July 4, 2026		June 28, 2025
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Service cost	$-	$105	$10	$115
Interest cost	52	125	101	116
Amortization of losses (gains)	(234)	11	(104)	29
Net periodic benefit cost	$(182)	$241	$7	$260

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

Restricted stock units ("RSUs")	$7,783	$5,685	$19,980	$11,653
Phantom stock units	-	-	76	83
Total	$7,783	$5,685	$20,056	$11,736

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at July 4, 2026 (amortization periods in years):

		Weighted
		Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Restricted stock units	$67,888	1.9
Phantom stock units	-	n/a
Total	$67,888

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Stock Units

RSU activity as of July 4, 2026 and changes during the six fiscal months then ended are presented below (number of RSUs in thousands):

		Weighted
		Average
		Grant-date
	Number of	Fair Value per
	RSUs	Unit
Outstanding:
January 1, 2026	3,485	$18.00
Granted	1,846	33.31
Vested*	(763)	19.76
Cancelled or forfeited	(171)	24.40
Outstanding at July 4, 2026	4,397	$23.87

Expected to vest at July 4, 2026	5,872
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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

	Expected	Not Expected
Vesting Date	to Vest	to Vest	Total
January 1, 2027	877	-	877
January 1, 2028	1,484	-	1,484
January 1, 2029	1,535	-	1,535
March 1, 2029	-	175	175

Phantom Stock Units

The following table summarizes the Company's phantom stock units activity (number of phantom stock units in thousands):

		Grant-date
	Number of	Fair Value per
	units	Unit
Outstanding:
January 1, 2026	136
Granted	5	$15.29
Dividend equivalents issued	1
Outstanding at July 4, 2026	142

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Segment Information

The following tables set forth reportable business segment information:

			Optoelectronic				Corporate/
	MOSFETs	Diodes	Components	Resistors	Inductors	Capacitors	Other	Total
Fiscal quarter ended July 4, 2026:
Net revenues	$188,926	$186,965	$70,076	$215,028	$104,189	$153,399	$(30,008)	$888,575

Cost of products sold (excluding depreciation)	$148,666	$129,512	$50,262	$156,530	$67,788	$109,279	$(30,008)	$632,029
Depreciation expense in costs of products sold	14,121	11,750	3,835	11,013	4,025	4,420	-	49,164
Total costs of products sold	$162,787	$141,262	$54,097	$167,543	$71,813	$113,699	$(30,008)	$681,193
Gross profit	$26,139	$45,703	$15,979	$47,485	$32,376	$39,700	$-	$207,382

Segment operating expenses	$23,587	$9,008	$6,460	$10,757	$4,129	$6,891	$-	$60,832
Segment operating income	$2,552	$36,695	$9,519	$36,728	$28,247	$32,809	$-	$146,550

Total depreciation expense	$14,926	$12,101	$3,945	$11,190	$4,117	$4,469	$2,097	$52,845
Capital expenditures	77,696	4,835	787	4,052	1,977	4,791	1,063	95,201

Total assets as of July 4, 2026:	$1,298,043	$712,059	$351,750	$907,412	$309,329	$510,983	$1,066,790	$5,156,366

Fiscal quarter ended June 28, 2025:
Net revenues	$148,633	$147,942	$54,119	$194,769	$95,675	$121,112		$762,250

Cost of products sold (excluding depreciation)	$125,546	$106,770	$37,596	$139,330	$64,594	$90,643		$564,479
Depreciation expense in cost of products sold	13,708	11,634	3,965	11,109	4,245	4,427		49,088
Total cost of products sold	$139,254	$118,404	$41,561	$150,439	$68,839	$95,070		$613,567
Gross profit	$9,379	$29,538	$12,558	$44,330	$26,836	$26,042		$148,683

Segment operating expenses	$23,859	$7,353	$5,743	$9,421	$3,887	$6,357		$56,620
Segment operating income (loss)	$(14,480)	$22,185	$6,815	$34,909	$22,949	$19,685		$92,063

Total depreciation expense	$14,342	$11,917	$4,081	$11,308	$4,291	$4,472	$2,268	$52,679
Capital expenditures	46,002	3,809	4,043	5,644	1,021	3,024	1,055	64,598

Total assets as of June 28, 2025:	$1,123,514	$725,548	$360,008	$967,976	$328,726	$462,490	$253,393	$4,221,655

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

			Optoelectronic				Corporate/
	MOSFETs	Diodes	Components	Resistors	Inductors	Capacitors	Other	Total
Six fiscal months ended July 4, 2026:
Net revenues	$362,917	$350,634	$128,951	$418,771	$196,414	$300,138	$(30,008)	$1,727,817

Cost of products sold (excluding depreciation)	$286,720	$246,471	$94,333	$304,404	$126,575	$215,081	$(30,008)	$1,243,576
Depreciation expense in costs of products sold	27,681	23,629	7,692	22,086	8,105	11,054	-	100,247
Total costs of products sold	$314,401	$270,100	$102,025	$326,490	$134,680	$226,135	$(30,008)	$1,343,823
Gross profit	$48,516	$80,534	$26,926	$92,281	$61,734	$74,003	$-	$383,994

Segment operating expenses	$44,657	$17,909	$12,683	$21,400	$8,189	$13,812	$-	$118,650
Segment operating income	$3,859	$62,625	$14,243	$70,881	$53,545	$60,191	$-	$265,344

Total depreciation expense	$29,270	$24,431	$7,921	$22,454	$8,231	$11,153	$4,361	$107,821
Capital expenditures	172,378	9,096	840	6,386	2,950	12,619	1,593	205,862

Six fiscal months ended June 28, 2025:
Net revenues	$290,746	$288,905	$105,287	$374,269	$179,796	$238,483		$1,477,486

Cost of products sold (excluding depreciation)	$243,053	$208,599	$74,254	$267,802	$126,876	$176,597		$1,097,181
Depreciation expense in cost of products sold	26,708	22,746	7,775	21,783	8,487	8,569		96,068
Total cost of products sold	$269,761	$231,345	$82,029	$289,585	$135,363	$185,166		$1,193,249
Gross profit	$20,985	$57,560	$23,258	$84,684	$44,433	$53,317		$284,237

Segment operating expenses	$44,204	$14,178	$11,024	$18,624	$7,582	$13,058		$108,670
Segment operating income (loss)	$(23,219)	$43,382	$12,234	$66,060	$36,851	$40,259		$175,567

Total depreciation expense	$27,914	$23,400	$7,998	$22,172	$8,574	$8,656	$4,483	$103,197
Capital expenditures	92,305	8,138	4,755	8,691	1,605	8,999	1,674	126,167

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Reconciliation:
Segment Operating Income	$146,550	$92,063	$265,344	$175,567
Unallocated Selling, General, and Administrative Expenses	(93,024)	(69,945)	(189,694)	(152,634)
Consolidated Operating Income	$53,526	$22,118	$75,650	$22,933
Unallocated Other Income (Expense)	(11,127)	(9,841)	(20,399)	(14,884)
Consolidated Income Before Taxes	$42,399	$12,277	$55,251	$8,049

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors. The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Distributors	$534,045	$430,159	$995,892	$818,652
OEMs	323,794	277,255	642,327	555,601
EMS companies	60,744	54,836	119,606	103,233
Tariff refunds passed through to customers	(30,008)	-	(30,008)	-
Total Revenue	$888,575	762,250	$1,727,817	1,477,486

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Asia	$377,115	$317,479	$712,254	$602,058
Europe	305,042	256,489	601,858	511,820
Americas	236,426	188,282	443,713	363,608
Tariff refunds passed through to customers	(30,008)	-	(30,008)	-
Total Revenue	$888,575	$762,250	$1,727,817	$1,477,486

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, military and aerospace, healthcare, power supplies, telecommunications, consumer products, and computing end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Industrial	$347,290	$267,028	$646,193	$511,954
Automotive	294,424	267,423	578,715	524,535
Military and Aerospace	92,882	80,488	182,055	156,805
Healthcare	43,452	37,899	84,044	74,431
Other*	140,535	109,412	266,818	209,761
Tariff refunds passed through to customers	(30,008)	-	(30,008)	-
Total Revenue	$888,575	$762,250	$1,727,817	$1,477,486

*Power supplies, telecommunications, consumer products, and computing.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

Numerator:
Net earnings (loss)	$28,124	$2,004	$35,288	$(2,088)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	136,682	135,569	136,287	135,617
Outstanding phantom stock units	142	133	141	133
Adjusted weighted average shares - basic	136,824	135,702	136,428	135,750

Effect of dilutive securities:
Restricted stock units	4,115	465	2,771	-
Convertible senior notes due 2030	6,962	-	3,481	-
Dilutive potential common shares	11,077	465	6,252	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted average shares - diluted	147,901	136,167	142,680	135,750

Basic earnings (loss) per share	$0.21	$0.01	$0.26	$(0.02)

Diluted earnings (loss) per share	$0.19	$0.01	$0.25	$(0.02)

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Six fiscal months ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Restricted stock units	540	1,295	437	3,099

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total
	Fair Value	Level 1	Level 2	Level 3
July 4, 2026
Assets:
Assets held in rabbi trusts	$58,897	$23,311	$35,586	$-
Available for sale securities	$4,562	4,562	-	-
	$63,459	$27,873	$35,586	$-

Liability:
Acquisitions contingent consideration	$4,674	$-	$-	$4,674

December 31, 2025
Assets:
Assets held in rabbi trusts	$55,442	$22,749	$32,693	$-
Available for sale securities	$4,660	4,660	-	-
	$60,102	$27,409	$32,693	$-

Liability:
Acquisitions contingent consideration	$2,938	$-	$-	$2,938

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

The fair value of the long-term debt, excluding deferred financing costs, at July 4, 2026 and December 31, 2025 is approximately $1,527,000 and $896,100, respectively, compared to its carrying value, excluding deferred financing costs, of $988,000 and $969,000, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

At July 4, 2026 and December 31, 2025, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At July 4, 2026 and December 31, 2025, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using Level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

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

Our goal is to enhance stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while maintaining a prudent capital structure.  As we advance our Think Customer First organizational culture in 2026, we are focused on maintaining capacity readiness to fulfill rising demand, growing existing customer relationships, attracting new customer relationships, driving innovation, delivering new products and solutions, and expanding production in low cost countries to support our regional competitiveness.  We continue to evaluate our manufacturing footprint for ways to improve efficiency and profitability while maintaining capacity readiness.

We are focused on realizing the full value of our broad product portfolio, becoming a customer-first company, and capitalizing on the mega trends of e-mobility, sustainability, and connectivity to drive top line growth, expand margins, and optimize stockholder returns.  We are using eight strategic levers to achieve these goals.  Our elevated capital expenditure levels over the past three years have positioned us with increased capacity in an effort to ensure our customers of reliable supply as they scale production and to supply more part numbers to them.  We are committed to completing our capacity expansion projects, but have modulated and will continue to modulate spending in response to order flow, timing of customer demand and qualification, changes in lead times for equipment, and increases in subcontractor capacity.  For 2026, we plan to spend between $400 million to $440 million for capital expenditures, approximately half of which will be invested in our 12-inch wafer fab we are building in Itzehoe, Germany.

On July 1, 2026, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $50.00 per share for proceeds of $830.25 million, net of underwriting discounts and issuance costs.  We intend to use the net proceeds from the sale of our common stock in this offering to accelerate our growth initiatives and for general corporate purposes, including to reduce borrowings under our revolving credit facility.

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

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating income, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  Nearly all key financial metrics increased versus the prior fiscal quarter and prior year periods.  Net revenues increased versus the prior fiscal quarter and the prior year periods primarily due to higher sales volume.  Margins were positively impacted by higher sales volume and associated manufacturing efficiencies, which offset higher metals and materials costs.  The order level remained at a high level and backlog continued to increase.

Net revenues for the fiscal quarter ended July 4, 2026 were $888.6 million, compared to $839.2 million and $762.3 million for the fiscal quarters ended April 4, 2026 and June 28, 2025, respectively.  Net earnings for the fiscal quarter ended July 4, 2026 were $28.1 million, or $0.19 per diluted share, compared to net earnings of $7.2 million, or $0.05 per diluted share for the fiscal quarter ended April 4, 2026, and net earnings of $2.0 million, or $0.01 per diluted share for the fiscal quarter ended June 28, 2025.

Net revenues for the six fiscal months ended July 4, 2026 were $1,727.8 million, compared to $1,477.5 million for the six fiscal months ended June 28, 2025.  Net earnings for the six fiscal months ended July 4, 2026 were $35.3 million, or $0.25 per diluted share, compared to a net loss of $(2.1) million, or $(0.02) per share for the six fiscal months ended June 28, 2025.

Measures such as adjusted net earnings (loss), free cash, and segment operating income are considered non-GAAP measures.  We define adjusted net earnings (loss) as net earnings (loss) determined in accordance with GAAP adjusted for various items that management believes are not indicative of the intrinsic operating performance of our business.  We define free cash as the cash flows generated from continuing operations less capital expenditures plus net proceeds from the sale of property and equipment.  We define segment operating income as operating income excluding selling, general, and administrative costs of our global operations, sales and marketing, information systems, finance, and administrative groups, as well as restructuring and severance costs, goodwill impairments, and other items affecting comparability.  The reconciliations of adjusted net earnings (loss), adjusted net earnings (loss) per share, and free cash are below.  Note 10 to our consolidated condensed financial statements includes the reconciliation for segment operating income.  These non-GAAP measures should not be viewed as alternatives to GAAP measures of performance or liquidity.  Non-GAAP measures such as adjusted net earnings (loss), adjusted net earnings (loss) per share, free cash, and segment operating income do not have uniform definitions.  These measures, as calculated by Vishay, may not be comparable to similarly titled measures used by other companies.  Management believes that adjusted net earnings (loss) and adjusted net earnings (loss) per share are meaningful because they provide insight with respect to our intrinsic operating results.  Management believes that free cash is a meaningful measure of our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  We utilize the free cash metric in defining our Stockholder Return Policy.  Management uses segment operating income, along with segment gross profit, to make decisions, allocate resources, and assess performance of its operating segments.

Net earnings (loss) attributable to Vishay stockholders include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2026	April 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net earnings (loss)	$28,124	$7,164	$2,004	$35,288	$(2,088)

Reconciling items affecting net revenues:
Tariff refunds passed through to customers	30,008	-	-	30,008	-

Other reconciling items affecting gross profit:
Tariff refunds received from U.S. government	(30,008)	-	-	(30,008)	-

Other reconciling items affecting operating income:
Favorable resolution of contingency	-	-	(11,293)	-	(11,293)

Adjusted net earnings (loss)	$28,124	$7,164	$(9,289)	$35,288	$(13,381)

Adjusted weighted average diluted shares outstanding	147,901	137,471	135,702	142,680	135,750

Adjusted earnings (loss) per diluted share	$0.19	$0.05	$(0.07)	$0.25	$(0.10)

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

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2026	April 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net cash provided by (used in) continuing operating activities	$105,359	$63,669	$(8,791)	$169,028	$7,307
Proceeds from sale of property and equipment	155	66	215	221	494
Less: Capital expenditures	(95,201)	(110,661)	(64,598)	(205,862)	(126,167)
Free cash	$10,313	$(46,926)	$(73,174)	$(36,613)	$(118,366)

Our accelerated investments to expand capacity have positioned us to be able to better serve our customers and capture the early stages of upturns in end market demand.  The long-term outlook for our business remains strong.

Recent Developments

On July 1, 2026, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $50.00 per share for proceeds of $830.25 million, net of underwriting discounts and issuance costs.  We intend to use the net proceeds from the sale of our common stock in this offering to accelerate our growth initiatives and for general corporate purposes, including to reduce borrowings under our revolving credit facility.  These growth initiatives may include investments in capacity expansion, manufacturing optimization, technology innovation research and development, and other strategic priorities intended to support long-term growth. Pending these uses, we may invest the net proceeds in short-term, investment-grade instruments.  We may also use a portion of the net proceeds to acquire or invest in businesses, products and/or technologies that are complementary to our own, although we have no current plans, commitments, or agreements with respect to any acquisitions.  In the third fiscal quarter of 2026, we reduced the outstanding balance of the revolving credit facility to zero using the proceeds of the offering.

On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business.  We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.

In the fiscal quarter ended July 4, 2026, we received refunds of IEEPA tariffs from the U.S. government, of which $30.0 million will be passed through to customers.  The tariff refunds received were recognized as a reduction of costs of products sold.  Tariff refunds to be passed through to customers are recorded as a reduction of net revenues.  Interest on tariff refunds was recorded as interest income and was not material.

Stockholder Return Policy

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.  The policy sets forth our intention, but does not obligate us to acquire any shares of common stock or declare any dividends, and the policy may be terminated or suspended at any time at our discretion, in accordance with applicable laws and regulations.  For 2026, we expect to maintain our dividend and opportunistically repurchase shares in line with this policy.  We did not repurchase any shares of common stock in the second fiscal quarter of 2026.  We expect to be in compliance with our Stockholder Return Policy without repurchasing any common stock in 2026.

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

Our chief operating decision maker makes decisions, allocates resources, and evaluates business segment performance based on segment gross profit and segment operating income.  Only dedicated, direct selling, general, and administrative ("SG&A") expenses of the segments are included in the calculation of segment operating income.  We do not allocate certain SG&A expenses that are managed at the regional or corporate global level to our segments.  Accordingly, segment operating income does not include these SG&A expenses that are not directly traceable to the segments.  Segment operating income also would not include income or costs not routinely used in the management of the segments in periods when those items are present, such as tariff refunds received from the U.S. government, tariff refunds passed through to customers, restructuring and severance costs, goodwill impairment charges, and other items affecting comparability.  Segment operating income is clearly a function of net revenues, but also reflects our cost management programs and our ability to contain fixed costs.  Segment operating margin is segment operating income expressed as a percentage of net revenues.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the second fiscal quarter of 2025 through the second fiscal quarter of 2026 (dollars in thousands):

	2nd Quarter 2025	3rd Quarter 2025	4th Quarter 2025	1st Quarter 2026	2nd Quarter 2026

Net revenues(1)	$762,250	$790,640	$800,922	$839,242	$888,575

Gross profit margin(2)	19.5%	19.5%	19.6%	21.0%	23.3%

Operating margin(2)	2.9%	2.4%	1.8%	2.6%	6.0%

End-of-period backlog	$1,174,900	$1,152,700	$1,314,100	$1,592,300	$1,877,300

Book-to-bill ratio	1.02	0.97	1.20	1.34	1.32

Inventory turnover	3.3	3.3	3.4	3.4	3.5

Change in ASP vs. prior quarter	0.0%	(0.3)%	(0.3)%	(1.1)%	2.1%
____________

(1) Net revenues for the second fiscal quarter of 2026 have been reduced by $30.0 million for tariff refunds passed through to customers, with no impact on gross profit.
(2) Gross profit margin and operating margin for the second fiscal quarter of 2026 also include $30.0 million tariff refunds received from the U.S. government, with no impact on gross profit.  Operating margin for the second fiscal quarter of 2025 includes an $11.3 million gain recognized upon the favorable resolution of a contingency.

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Revenues increased versus the prior fiscal quarter and prior year quarter.  The increases versus the prior fiscal quarter and prior year quarter are primarily due to higher sales volume and improved pricing conditions.  Order levels remain high and backlog increased versus the prior fiscal quarter and prior year quarter.  We continue to increase capacity for critical product lines.  Average selling prices increased versus the prior fiscal quarter.

Gross profit margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to higher sales volume, associated manufacturing efficiencies, and higher average selling prices, which offset higher metals and materials costs and unfavorable foreign exchange impacts.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the second fiscal quarter of 2025 through the second fiscal quarter of 2026 (dollars in thousands):

	2nd Quarter 2025	3rd Quarter 2025	4th Quarter 2025	1st Quarter 2026	2nd Quarter 2026
MOSFETs
Net revenues	$148,633	$167,133	$172,584	$173,991	$188,926

Book-to-bill ratio	1.00	0.86	1.48	1.57	1.08

Gross profit margin	6.3%	10.1%	13.8%	12.9%	13.8%

Segment operating margin	(9.7)%	(3.8)%	(0.5)%	0.8%	1.4%

Diodes
Net revenues	$147,942	$149,628	$154,224	$163,669	$186,965

Book-to-bill ratio	0.93	1.07	1.09	1.35	1.36

Gross profit margin	20.0%	20.3%	20.3%	21.3%	24.4%

Segment operating margin	15.0%	15.2%	15.3%	15.8%	19.6%

Optoelectronic Components
Net revenues	$54,119	$55,590	$55,674	$58,875	$70,076

Book-to-bill ratio	1.05	0.93	1.12	1.48	1.33

Gross profit margin	23.2%	22.9%	15.0%	18.6%	22.8%

Segment operating margin	12.6%	12.9%	4.5%	8.0%	13.6%

Resistors
Net revenues	$194,769	$195,707	$189,367	$203,743	$215,028

Book-to-bill ratio	0.91	0.92	1.05	1.26	1.43

Gross profit margin	22.8%	20.1%	19.4%	22.0%	22.1%

Segment operating margin	17.9%	15.3%	14.3%	16.8%	17.1%

Inductors
Net revenues	$95,675	$91,990	$92,588	$92,225	$104,189

Book-to-bill ratio	0.91	0.99	1.07	1.31	1.42

Gross profit margin	28.0%	30.7%	29.8%	31.8%	31.1%

Segment operating margin	24.0%	26.6%	25.4%	27.4%	27.1%

Capacitors
Net revenues	$121,112	$130,592	$136,485	$146,739	$153,399

Book-to-bill ratio	1.40	1.07	1.30	1.13	1.35

Gross profit margin	21.5%	20.1%	21.3%	23.4%	25.9%

Segment operating margin	16.3%	15.2%	16.6%	18.7%	21.4%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2026	April 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Cost of products sold	76.7%	79.0%	80.5%	77.8%	80.8%
Gross profit	23.3%	21.0%	19.5%	22.2%	19.2%
Selling, general & administrative expenses	17.3%	18.4%	16.6%	17.8%	17.7%
Operating income	6.0%	2.6%	2.9%	4.4%	1.6%
Income before taxes	4.8%	1.5%	1.6%	3.2%	0.5%
Net earnings (loss)	3.2%	0.9%	0.3%	2.0%	(0.1)%
________
Effective tax rate	33.7%	44.3%	83.7%	36.1%	125.9%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2026	April 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues(1)	$888,575	$839,242	$762,250	$1,727,817	$1,477,486

(1) Net revenues for the second fiscal quarter of 2026 have been reduced by $30.0 million of tariff refunds passed through to customers.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 4, 2026		July 4, 2026
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2026	$49,333	5.9%	n/a	n/a
June 28, 2025	$126,325	16.6%	$250,331	16.9%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	7.4%	17.5%	16.0%
Increase in average selling prices	2.1%	1.6%	0.5%
Foreign currency effects	(0.3)%	0.9%	2.4%
Tariff refunds passed through to customers	(3.6)%	(3.9)%	(2.0)%
Other	0.3%	0.5%	0.0%
Net change	5.9%	16.6%	16.9%

We continued to see improving market conditions in the second fiscal quarter of 2026, resulting in revenue growth driven primarily by higher sales volume and improved pricing conditions.  This represents an improvement from most of 2025 when we experienced distribution customers digesting high channel inventories.  The long-term prospects of our business remain favorable.  We continue to increase manufacturing capacities for critical product lines.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended July 4, 2026 were 23.3%, versus 21.0% and 19.5% for the comparable prior fiscal quarter and prior year quarter, respectively.  Gross profit margins for the six fiscal months ended July 4, 2026 were 22.2%, versus 19.2% for the comparable prior year period.  Gross profit margin increased versus the prior fiscal quarter and prior year quarter primarily due to higher sales volume, associated manufacturing efficiencies, and higher average selling prices, which offset higher metals and materials costs and unfavorable foreign exchange impacts.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2026	April 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues	$188,926	$173,991	$148,633	$362,917	$290,746
Gross profit margin	13.8%	12.9%	6.3%	13.4%	7.2%
Segment operating margin	1.4%	0.8%	(9.7)%	1.1%	(8.0)%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 4, 2026		July 4, 2026
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2026	$14,935	8.6%	n/a	n/a
June 28, 2025	$40,293	27.1%	$72,171	24.8%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	7.8%	26.3%	26.5%
Change in average selling prices	1.0%	0.1%	(2.5)%
Foreign currency effects	(0.1)%	0.5%	1.4%
Other	(0.1)%	0.2%	(0.6)%
Net change	8.6%	27.1%	24.8%

Net revenues of the MOSFETs segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers, industrial end market end market customers, and customers in all regions.  The increases versus the prior year periods are primarily due to increased sales to OEM and distribution customers, industrial and automotive end market customers, and customers in all regions.

Gross profit margin increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and higher average selling prices.  The increase versus the prior year periods is primarily due to higher sales volume.

Segment operating margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to changes in gross profit and decreased segment SG&A expenses associated with the Newport wafer fab.

Average selling prices increased versus the prior fiscal quarter and prior year quarter, but decreased versus the prior year-to-date period.

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

Diodes

Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2026	April 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues	$186,965	$163,669	$147,942	$350,634	$288,905
Gross profit margin	24.4%	21.3%	20.0%	23.0%	19.9%
Segment operating margin	19.6%	15.8%	15.0%	17.9%	15.0%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 4, 2026		July 4, 2026
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2026	$23,296	14.2%	n/a	n/a
June 28, 2025	$39,023	26.4%	$61,729	21.4%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	8.4%	20.1%	17.3%
Increase in average selling prices	5.5%	4.7%	1.9%
Foreign currency effects	(0.2)%	0.8%	1.9%
Other	0.5%	0.8%	0.3%
Net change	14.2%	26.4%	21.4%

Net revenues of the Diodes segment increased versus the prior fiscal quarter and prior year periods.  The increases versus the prior fiscal quarter and prior year periods are primarily due to increased sales to distribution customers, industrial and automotive end markets customers, and customers in all regions.  Increased sales to OEM customers also contributed to the increase versus the prior year periods.

Gross profit margin increased versus the prior fiscal quarter and prior year periods.  The increases versus the prior fiscal quarter and prior year periods were primarily due to higher sales volume and higher average selling prices.

Segment operating margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to changes in gross profit.

Average selling prices increased versus the prior fiscal quarter and prior year periods.

Optoelectronic Components

Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2026	April 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues	$70,076	$58,875	$54,119	$128,951	$105,287
Gross profit margin	22.8%	18.6%	23.2%	20.9%	22.1%
Segment operating margin	13.6%	8.0%	12.6%	11.0%	11.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 4, 2026		July 4, 2026
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2026	$11,201	19.0%	n/a	n/a
June 28, 2025	$15,957	29.5%	$23,664	22.5%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	15.3%	23.8%	18.1%
Increase in average selling prices	3.2%	2.6%	0.4%
Foreign currency effects	(0.4)%	1.6%	3.5%
Other	0.9%	1.5%	0.5%
Net change	19.0%	29.5%	22.5%

Net revenues of the Optoelectronic Components segment increased versus the prior fiscal quarter and prior year periods.  The increases versus the prior fiscal quarter and prior year periods are primarily due to increased sales to customers in nearly all sales channels, end markets, and regions, most significantly distribution customers and industrial end market customers.
Gross profit margin increased versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and higher average selling prices.  The decreases versus the prior year periods are primarily due to higher metals prices and fixed overhead costs, partially offset by higher sales volume and higher average selling prices.

Segment operating margin increased versus the prior fiscal quarter and prior year quarter, but decreased versus the prior year-to-date period.  The changes are primarily due to changes in gross profit.

Average selling prices increased versus the prior fiscal quarter and prior year periods.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2026	April 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues	$215,028	$203,743	$194,769	$418,771	$374,269
Gross profit margin	22.1%	22.0%	22.8%	22.0%	22.6%
Segment operating margin	17.1%	16.8%	17.9%	16.9%	17.7%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 4, 2026		July 4, 2026
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2026	$11,285	5.5%	n/a	n/a
June 28, 2025	$20,259	10.4%	$44,502	11.9%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	4.8%	6.2%	6.3%
Increase in average selling prices	1.0%	2.9%	2.6%
Foreign currency effects	(0.3)%	1.2%	2.8%
Other	0.0%	0.1%	0.2%
Net change	5.5%	10.4%	11.9%

Net revenues of the Resistors segment increased versus the prior fiscal quarter and prior year periods.  The increases versus the prior fiscal quarter and prior year periods are primarily due to increased sales to distribution customers, industrial end market customers, and customers in all regions.

Gross profit margin increased slightly versus the prior fiscal quarter, but decreased versus the prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and higher average selling prices, partially offset by higher metals costs.  The decreases versus the prior year periods are primarily due to higher metals costs, unfavorable product mix, and unfavorable foreign exchange impacts, partially offset by higher sales volume and higher average selling prices.

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

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2026	April 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues	$104,189	$92,225	$95,675	$196,414	$179,796
Gross profit margin	31.1%	31.8%	28.0%	31.4%	24.7%
Segment operating margin	27.1%	27.4%	24.0%	27.3%	20.5%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 4, 2026		July 4, 2026
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2026	$11,964	13.0%	n/a	n/a
June 28, 2025	$8,514	8.9%	$16,618	9.2%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	11.4%	13.2%	11.2%
Change in average selling prices	1.5%	(4.2)%	(2.8)%
Foreign currency effects	(0.1)%	0.4%	1.1%
Other	0.2%	(0.5)%	(0.3)%
Net change	13.0%	8.9%	9.2%

Net revenues of the Inductors segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to customers in nearly all sales channels, end markets, and regions, most significantly distribution customers and customers in the Americas region.  The increases versus the prior year periods are primarily due to increased sales to distribution customers, military and aerospace and healthcare end market customers, and customers in the Americas and Asia regions.

Gross profit margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to higher material and labor costs, partially offset by higher sales volume and higher average selling prices.  The increases versus the prior year periods are primarily due to higher sales volume, materials price savings, lower logistics costs, and higher yield, partially offset by lower average selling prices.

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

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2026	April 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues	$153,399	$146,739	$121,112	$300,138	$238,483
Gross profit margin	25.9%	23.4%	21.5%	24.7%	22.4%
Segment operating margin	21.4%	18.7%	16.3%	20.1%	16.9%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 4, 2026		July 4, 2026
	Change in net revenues	% change	Change in net revenues	% change
April 4, 2026	$6,660	4.5%	n/a	n/a
June 28, 2025	$32,287	26.7%	$61,655	25.9%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	3.6%	22.6%	19.6%
Increase in average selling prices	0.9%	1.9%	1.9%
Foreign currency effects	(0.5)%	1.5%	4.0%
Other	0.5%	0.7%	0.4%
Net change	4.5%	26.7%	25.9%

Net revenues of the Capacitors segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Asia region.  The increases versus the prior year periods are primarily due to increased sales to customers in nearly all sales channels, end markets, and regions, most significantly distribution end market customers, industrial and military and aerospace end market customers, and customers in the Asia and Americas regions.

Gross profit margin increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to higher sales volume and higher average selling prices, partially offset by higher metals costs.  The increases versus the prior year periods are primarily due to higher sales volume and higher average selling prices.

Segment operating margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to changes in gross profit.

Average selling prices increased versus the prior fiscal quarter and prior year periods.

A large portion of expected growth of our Capacitors segment is in high voltage high power film capacitors used for smart-grid infrastructure projects.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Six fiscal months ended
	July 4, 2026	April 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Total SG&A expenses	$153,856	$154,488	$126,565	$308,344	$261,304
as a percentage of revenues	17.3%	18.4%	16.6%	17.8%	17.7%

We are incurring additional SG&A costs associated with our strategic initiatives.  The sequential decrease in SG&A expenses is primarily due to uneven attribution of stock-based compensation expense.  SG&A expenses increased versus the prior year periods due to higher stock-based compensation expense, general cost inflation, and a one-time gain recognized in the prior year periods.

Other Income (Expense)

Interest expense for the fiscal quarter ended July 4, 2026 increased $0.3 million versus the fiscal quarter ended April 4, 2026 and decreased $(0.3) million versus the fiscal quarter ended June 28, 2025.  Interest expense for the six fiscal months ended July 4, 2026 increased $0.9 million versus the six fiscal months ended June 28, 2025.  The increase versus the prior year-to-date period is due to higher average outstanding balances on our revolving credit facility.

In the third fiscal quarter of 2026, we reduced the outstanding balance of the revolving credit facility to zero using a portion of the net proceeds from the sale of our common stock.  We expect interest expense in the third fiscal quarter to be approximately $7 million.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	July 4, 2026	April 4, 2026	Change
Foreign exchange gain (loss)	$(3,555)	$(586)	$(2,969)
Interest income	4,088	3,038	1,050
Other components of net periodic pension expense	(1,903)	(1,919)	16
Investment income	568	170	398
Other	8	(2)	10
	$(794)	$701	$(1,495)

	Fiscal quarters ended
	July 4, 2026	June 28, 2025	Change
Foreign exchange gain (loss)	(3,555)	$(1,673)	$(1,882)
Interest income	4,088	4,023	65
Other components of net period pension expense	(1,903)	(1,794)	(109)
Investment income	568	179	389
Other	8	12	(4)
	(794)	747	$(1,541)

	Six fiscal months ended
	July 4, 2026	June 28, 2025	Change
Foreign exchange gain (loss)	$(4,141)	$(344)	$(3,797)
Interest income	7,126	7,900	(774)
Other components of net periodic pension cost	(3,822)	(3,491)	(331)
Investment income	738	440	298
Other	6	(11)	17
	$(93)	$4,494	$(4,587)

Income Taxes

For the fiscal quarter ended July 4, 2026, our effective tax rate was 33.7%, as compared to 44.3% and 83.7% for the fiscal quarters ended April 4, 2026 and June 28, 2025, respectively.  For the six fiscal months ended July 4, 2026, our effective tax rate was 36.1%, as compared to 125.9% for the six fiscal months ended June 28, 2025.  We expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions, even at higher levels of pre-tax income.

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

Financial Condition, Liquidity, and Capital Resources

Our financial condition as of July 4, 2026 is adequate to meet our capital expenditure and other growth plans.  We have historically been a strong generator of operating cash flows.  The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy, fund our Stockholder Return Policy, and to reduce debt levels.

Management uses a non-GAAP measure, "free cash," to evaluate our ability to fund acquisitions, repay debt, and otherwise enhance stockholder value through stock repurchases or dividends.  See "Overview" above for "free cash" definition and reconciliation to GAAP.

Cash flows provided by operating activities were $169.0 million for the six fiscal months ended July 4, 2026, as compared to cash flows provided by operations of $7.3 million for the six fiscal months ended June 28, 2025.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the second fiscal quarter of 2025 through the second fiscal quarter of 2026:

	Fiscal quarters ended
	2nd Quarter 2025	3rd Quarter 2025	4th Quarter 2025	1st Quarter 2026	2nd Quarter 2026
Days sales outstanding ("DSO")(a)	53	53	48	41	38
Days inventory outstanding ("DIO")(b)	109	108	107	106	102
Days payable outstanding ("DPO")(c)	(32)	(31)	(30)	(31)	(30)
Cash conversion cycle	130	130	125	116	110

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

The cash conversion cycle improved to 110 days in the second fiscal quarter of 2026, reflecting increased revenues and cost of products sold, our sale of an additional net $15.5 million trade receivables, and disciplined working capital management.

Cash paid for property and equipment for the six fiscal months ended July 4, 2026 was $205.9 million, as compared to $126.2 million for the six fiscal months ended June 28, 2025.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  Our elevated capital expenditure levels over the past three years have positioned us with increased capacity to assure our customers of reliable supply as they scale production and to supply more part numbers to them.  We are committed to completing our capacity expansion projects, but have modulated and will continue to modulate spending in response to order flow, timing of customer demand and qualification, changes in lead times for equipment, and increases in subcontractor capacity.  For 2026, we plan to spend between $400 million to $440 million for capital expenditures, approximately half of which will be invested in our 12-inch wafer fab we are building in Itzehoe, Germany.

Free cash flow for the six fiscal months ended July 4, 2026 increased versus the six fiscal months ended June 28, 2025.  Free cash flow for the six fiscal months ended July 4, 2026 was positively impacted by increased net earnings, as well as tariff refunds received from the U.S. government and additional net cash inflows related to our account receivable securitization programs.  We expect that free cash flow will be negatively impacted by the expected high level of capital expenditures for expansion after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

On July 1, 2026, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $50.00 per share for proceeds of $830.25 million, net of underwriting discounts and issuance costs.  We intend to use the net proceeds from the sale of our common stock in this offering to accelerate our growth initiatives and for general corporate purposes, including to reduce borrowings under our revolving credit facility.

The following table summarizes the components of net cash and short-term investments (debt) at July 4, 2026 and December 31, 2025 (in thousands):

	July 4, 2026	December 31, 2025

Credit facility	$238,000	$219,000
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(15,713)	(18,107)
Total debt	972,287	950,893

Cash and cash equivalents	1,297,309	514,966
Short-term investments	5,263	265
Net cash and short-term investments (debt)	$330,285	$(435,662)

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

We invest a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year, which we classify as short-term investments on our consolidated condensed balance sheets.  As these investments were funded using a portion of excess cash and represent a significant aspect of our cash management strategy, we include the investments in the calculation of net cash and short-term investments (debt).  Following the completion of our public offering on July 1, 2026, we have increased excess cash available to invest in such instruments.

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

As of July 4, 2026, $804.9 million of our cash and cash equivalents and short-term investments were held by our U.S. subsidiaries.  The cash generated from the public offering of our common stock completed on July 1, 2026, was held in the U.S. as of July 4, 2026, and will be deployed to execute our global strategic priorities.  As of July 4, 2026, we have approximately $560.4 million of earnings that are deemed not indefinitely reinvested, primarily in Germany and Israel.  Based on the expected timing of future repatriations, we estimate that the tax liability to repatriate these unremitted earnings will be approximately $80.8 million, which has been accrued, but will only be paid upon repatriation of the unremitted earnings.  Repatriating these unremitted earnings earlier than currently planned may not be possible and would incur additional tax expense.  We also have amounts of unremitted foreign earnings, which continue to be reinvested indefinitely, that we have not accrued for the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions that would be incurred to repatriate these amounts.  Certain of these subsidiaries are located in countries with restrictive regulations and high tax rates for repatriating cash.  Due to the uncertainties associated with the ability, timing, and method to repatriate these unremitted earnings and other complexities associated with its hypothetical calculation, determination of the amount of tax expense that would be incurred to repatriate the unremitted earnings is not practicable, but could be significant.  Our undrawn credit facility provides us with adequate operating liquidity in the United States.

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

We were in compliance with all financial covenants under the credit facility at July 4, 2026.  Our interest coverage ratio and net leverage ratio were 10.70 to 1 and 2.10 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  The usable capacity on the credit facility is approximately $423 million as of July 4, 2026.

If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and any amounts then outstanding pursuant to the credit facility could become immediately payable. Additionally, our convertible senior notes due 2030 (the "2030 Notes") have cross-default provisions that could accelerate repayment in the event the indebtedness under the credit facility is accelerated.

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the credit facility are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 2.77 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 2.10% (including the applicable credit spread), and the undrawn commitment fee is 0.35% per annum.

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

We had $219 million outstanding on our revolving credit facility at December 31, 2025 and $238 million outstanding at July 4, 2026.  We borrowed $384 million and repaid $365 million on the revolving credit facility during the six fiscal months ended July 4, 2026.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $273 million and the highest amount outstanding at a fiscal month end was $319 million during the six fiscal months ended July 4, 2026.  In the third fiscal quarter of 2026, we used a portion of the net proceeds from the public offering of our common stock completed on July 1, 2026, to fully repay the outstanding balance on our revolving credit facility.  We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments, may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due until 2028.

The 2030 Notes were not convertible during the second fiscal quarter of 2026.  The 2030 Notes became eligible for conversion at the option of the holders beginning on July 6, 2026 and will remain eligible for conversion throughout the third fiscal quarter of 2026.  Pursuant to the indenture governing the 2030 Notes, we will satisfy our conversion obligations by paying $1,000 cash per $1,000 principal amount of converted notes and settle any additional amounts due in cash and/or common stock, at our election.  We have the ability to finance a certain amount of any converted 2030 Notes with borrowings from our long-term revolving credit facility.  The principal amount of 2030 Notes and associated deferred financing costs are classified as current liabilities on the consolidated condensed balance sheet.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended July 4, 2026, the individuals listed below serving as directors (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted trading arrangements for the sale of the Company's securities as described in Item 408 of Regulation S-K of the Securities Act.  The material terms of the plans which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act ("Rule 10b5-1 Plan"), are as follows:

Raanan Zilberman, Director, adopted a Rule 10b5-1 Plan on June 8, 2026.  Under this plan, an aggregate of 24,084 shares of common stock, net of any portion of such shares which are surrendered to the Company or sold to cover withholding taxes, may be sold before the plan expires on September 30, 2027.

Ruta Zandman, Director, adopted a Rule 10b5-1 Plan on June 11, 2026.  Under this plan, an aggregate of 78,507 shares of common stock, net of any portion of such shares which are surrendered to the Company or sold to cover withholding taxes, may be sold before the plan expires on January 30, 2027.

Dr. Renee B. Booth, Director, adopted a Rule 10b5-1 Plan on June 12, 2026.  Under this plan, an aggregate of 8,255 shares of common stock, net of any portion of such shares which are surrendered to the Company or sold to cover withholding taxes, may be sold before the plan expires on September 13, 2027.

Dr. Abraham Ludomirski, Director, adopted a Rule 10b5-1 Plan on June 12, 2026.  Under this plan, an aggregate of 10,000 shares of common stock, net of any portion of such shares which are surrendered to the Company or sold to cover withholding taxes, may be sold before the plan expires on June 1, 2027.

Dr. Michiko Kurahashi, Director, adopted a Rule 10b5-1 Plan on June 16, 2026.  Under this plan, an aggregate of 4,000 shares of common stock, net of any portion of such shares which are surrendered to the Company or sold to cover withholding taxes, may be sold before the plan expires on June 19, 2027.

Item 6. Exhibits

10.1	Amendment No. 1 to the Vishay Intertechnology, Inc. 2023 Long-Term Incentive Plan. Incorporated by reference to Annex A to our definitive proxy statement, dated April 8, 2026, for our 2026 Annual Meeting of Stockholders.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Joel Smejkal, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - David E. McConnell, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joel Smejkal, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David E. McConnell, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 4, 2026, furnished in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  August 5, 2026