Form 10-Q
period 2026-10-03
VISHAY INTERTECHNOLOGY INC
filed 2026-11-04
CIK 103730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           October 3, 2026

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
☐ Yes  ☒ No

As of November 2, 2026 the registrant had 141,287,327 shares of its common stock and 12,097,148 shares of its Class B common stock outstanding.

This page intentionally left blank.

VISHAY INTERTECHNOLOGY, INC.
FORM 10-Q
October 3, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets
(Unaudited - In thousands)

	October 3, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,139,887	$514,966
Short-term investments	5,304	265
Accounts receivable, net	367,048	381,802
Inventories:
Finished goods	174,418	182,444
Work in process	365,575	331,347
Raw materials	265,495	245,412
Total inventories	805,488	759,203

Prepaid expenses and other current assets	233,063	231,004
Total current assets	2,550,790	1,887,240

Property and equipment, at cost:
Land	85,515	86,399
Buildings and improvements	846,712	839,856
Machinery and equipment	3,487,407	3,477,884
Construction in progress	564,927	464,475
Allowance for depreciation	(3,251,827)	(3,195,455)
Property and equipment, net	1,732,734	1,673,159

Right of use assets	118,996	119,746

Deferred income taxes	189,525	183,016

Goodwill	179,928	180,390

Other intangible assets, net	67,785	78,487

Other assets	109,030	112,122
Total assets	$4,948,788	$4,234,160

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Balance Sheets (continued)
(Unaudited - In thousands)

	October 3, 2026	December 31, 2025
Liabilities and equity
Current liabilities:
Trade accounts payable	$246,311	$214,984
Payroll and related expenses	192,326	164,114
Lease liabilities	28,099	26,546
Other accrued expenses	268,088	300,031
Income taxes	34,768	14,751
Total current liabilities	769,592	720,426

Long-term debt less current portion	735,482	950,893
Deferred income taxes	95,991	96,818
Long-term lease liabilities	92,757	95,799
Other liabilities	135,972	109,228
Accrued pension and other postretirement costs	164,616	172,723
Total liabilities	1,994,410	2,145,887

Stockholders' equity:
Common stock, par value $0.10 per share: authorized - 300,000,000 shares; 141,287,190 and 123,498,190 shares issued	14,130	12,351
Class B convertible common stock, par value $0.10 per share: authorized - 40,000,000 shares; 12,097,148 shares issued	1,210	1,210
Capital in excess of par value	1,955,384	1,101,086
Retained earnings	943,885	892,232
Accumulated other comprehensive income	39,769	81,394
Total equity	2,954,378	2,088,273
Total liabilities and equity	$4,948,788	$4,234,160

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarters ended
	October 3, 2026	September 27, 2025

Net revenues	$978,939	$790,640
Costs of products sold	729,554	636,781
Gross profit	249,385	153,859

Selling, general, and administrative expenses	157,168	134,712
Operating income	92,217	19,147

Other income (expense):
Interest expense	(6,676)	(9,525)
Other	1,742	2,265
Total other income (expense)	(4,934)	(7,260)

Income before taxes	87,283	11,887

Income tax expense	28,314	19,763

Net earnings (loss)	$58,969	$(7,876)

Basic earnings (loss) per share	$0.38	$(0.06)

Diluted earnings (loss) per share	$0.37	$(0.06)

Weighted average shares outstanding - basic	153,523	135,720

Weighted average shares outstanding - diluted	160,819	135,720

Cash dividends per share	$0.10	$0.10

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarters ended
	October 3, 2026	September 27, 2025

Net earnings (loss)	$58,969	$(7,876)

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	327	231

Foreign currency translation adjustment	(12,219)	3,420

Other comprehensive income (loss)	(11,892)	3,651

Comprehensive income (loss)	$47,077	$(4,225)

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 3, 2026	September 27, 2025

Net revenues	$2,706,756	$2,268,126
Costs of products sold	2,073,377	1,830,030
Gross profit	633,379	438,096

Selling, general, and administrative expenses	465,512	396,016
Operating income	167,867	42,080

Other income (expense):
Interest expense	(26,982)	(28,903)
Other	1,649	6,759
Total other income (expense)	(25,333)	(22,144)

Income before taxes	142,534	19,936

Income tax expense	48,277	29,900

Net earnings (loss)	$94,257	$(9,964)

Basic earnings (loss) per share	$0.66	$(0.07)

Diluted earnings (loss) per share	$0.63	$(0.07)

Weighted average shares outstanding - basic	142,065	135,739

Weighted average shares outstanding - diluted	148,664	135,739

Cash dividends per share	$0.30	$0.30

See accompanying notes.

 VISHAY INTERTECHNOLOGY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	October 3, 2026	September 27, 2025

Net earnings (loss)	$94,257	$(9,964)

Other comprehensive income (loss), net of tax

Pension and other post-retirement actuarial items	994	671

Foreign currency translation adjustment	(42,619)	102,897

Other comprehensive income (loss)	(41,625)	103,568

Comprehensive income	$52,632	$93,604

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 3, 2026	September 27, 2025

Operating activities
Net earnings (loss)	$94,257	$(9,964)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	174,035	167,036
Loss on disposal of property and equipment	107	56
Inventory write-offs for obsolescence	33,374	25,614
Deferred income taxes	(5,026)	(7,461)
Stock compensation expense	29,875	17,635
Other	8,993	(2,189)
Change in U.S. transition liability	-	(47,027)
Change in repatriation tax liability	(4,092)	(9,375)
Net change in operating assets and liabilities	(16,732)	(99,379)
Net cash provided by operating activities	314,791	34,946

Investing activities
Capital expenditures	(253,409)	(178,491)
Proceeds from sale of property and equipment	480	854
Purchase of short-term investments	(5,356)	(28,575)
Maturity of short-term investments	317	45,111
Other investing activities	(410)	(2,336)
Net cash used in investing activities	(258,378)	(163,437)

Financing activities
Proceeds from follow-on public offering, net of underwriting discounts and issuance costs	830,250	-
Principal payments on long-term debt	-	(41,911)
Net proceeds (payments) from revolving credit facility	(219,000)	53,000
Dividends paid to common stockholders	(38,933)	(37,050)
Dividends paid to Class B common stockholders	(3,629)	(3,629)
Repurchase of common stock	-	(12,538)
Cash withholding taxes paid when shares withheld for vested equity awards	(4,090)	(4,000)
Other financing activities	10,000	10,080
Net cash provided by (used in) financing activities	574,598	(36,048)
Effect of exchange rate changes on cash and cash equivalents	(6,090)	18,111

Net increase (decrease) in cash and cash equivalents	624,921	(146,428)

Cash and cash equivalents at beginning of period	514,966	590,286
Cash and cash equivalents at end of period	$1,139,887	$443,858

See accompanying notes.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share and per share amounts)

		Class B	Capital in			Accumulated Other
		Convertible	Excess of			Comprehensive
	Common Stock	Common Stock	Par Value	Retained Earnings	Treasury Stock	Income (Loss)	Total Equity
Balance at December 31, 2024	$13,361	$1,210	$1,306,245	$955,500	$(212,062)	$(35,292)	$2,028,962
Net earnings (loss)	-	-	-	(4,092)	-	-	(4,092)
Other comprehensive income	-	-	-	-	-	31,204	31,204
Issuance of stock and related tax withholdings for vested restricted stock units (506,430 shares)	50	-	(3,943)	-	-	-	(3,893)
Dividends declared ($0.10 per share)	-	-	13	(13,575)	-	-	(13,562)
Stock compensation expense	-	-	6,051	-	-	-	6,051
Repurchase of common stock held in treasury (728,560 shares)	-	-	-	-	(12,538)	-	(12,538)
Balance at March 29, 2025	$13,411	$1,210	$1,308,366	$937,833	$(224,600)	$(4,088)	$2,032,132
Net earnings	-	-	-	2,004	-	-	2,004
Other comprehensive income	-	-	-	-	-	68,713	68,713
Issuance of stock and related tax withholdings for vested restricted stock units (35,366 shares)	4	-	(68)	-	-	-	(64)
Dividends declared ($0.10 per share)	-	-	13	(13,570)	-	-	(13,557)
Stock compensation expense	-	-	5,685	-	-	-	5,685
Other	-	-	70	-	8	-	78
Balance at June 28, 2025	$13,415	$1,210	$1,314,066	$926,267	$(224,592)	$64,625	$2,094,991
Net earnings (loss)	-	-	-	(7,876)	-	-	(7,876)
Other comprehensive income	-	-	-	-	-	3,651	3,651
Issuance of stock and related tax withholdings for vested restricted stock units (4,453 shares)	1	-	(44)	-	-	-	(43)
Dividends declared ($0.10 per share)	-	-	13	(13,573)	-	-	(13,560)
Stock compensation expense	-	-	5,899	-	-	-	5,899
Other	-	-	-	-	2	-	2
Balance at September 27, 2025	$13,416	$1,210	$1,319,934	$904,818	$(224,590)	$68,276	$2,083,064

Continues on following page.

VISHAY INTERTECHNOLOGY, INC.
Consolidated Condensed Statements of Equity (continued)
(Unaudited - In thousands, except share and per share amounts)

		Class B	Capital in		Accumulated Other
		Convertible	Excess of		Comprehensive
	Common Stock	Common Stock	Par Value	Retained Earnings	Income (Loss)	Total Equity
Balance at December 31, 2025	$12,351	$1,210	$1,101,086	$892,232	$81,394	$2,088,273
Net earnings	-	-	-	7,164	-	7,164
Other comprehensive income (loss)	-	-	-	-	(14,373)	(14,373)
Issuance of stock and related tax withholdings for vested restricted stock units (509,897 shares)	51	-	(3,912)	-	-	(3,861)
Dividends declared ($0.10 per share)	-	-	14	(13,625)	-	(13,611)
Stock compensation expense	-	-	12,273	-	-	12,273
Balance at April 4, 2026	$12,402	$1,210	$1,109,461	$885,771	$67,021	$2,075,865
Net earnings	-	-	-	28,124	-	28,124
Other comprehensive income (loss)	-	-	-	-	(15,360)	(15,360)
Issuance of stock from follow-on public offering, net of underwriting discounts and issuance costs (17,250,000 shares)	1,725	-	828,525	-	-	830,250
Issuance of stock and related tax withholdings for vested restricted stock units (23,798 shares)	2	-	(154)	-	-	(152)
Dividends declared ($0.10 per share)	-	-	14	(13,627)	-	(13,613)
Stock compensation expense	-	-	7,783	-	-	7,783
Balance at July 4, 2026	$14,129	$1,210	$1,945,629	$900,268	$51,661	$2,912,897
Net earnings	-	-	-	58,969	-	58,969
Other comprehensive income (loss)	-	-	-	-	(11,892)	(11,892)
Issuance of stock and related tax withholdings for vested restricted stock units (5,305 shares)	1	-	(78)	-	-	(77)
Dividends declared ($0.10 per share)	-	-	14	(15,352)	-	(15,338)
Stock compensation expense	-	-	9,819	-	-	9,819
Balance at October 3, 2026	$14,130	$1,210	$1,955,384	$943,885	$39,769	$2,954,378

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Vishay Intertechnology, Inc. (“Vishay” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The results of operations for the fiscal quarter and nine fiscal months ended October 3, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable

The Company sells certain of its non-U.S. accounts receivable on a non-recourse basis to third-party financial institutions.  These transactions are recognized as sales of receivables because effective control over, and risk related to, the receivables is transferred to the buyers.  The Company had $134,349 and $62,175 outstanding on its revolving accounts receivable securitization program as of October 3, 2026 and December 31, 2025, respectively.  The cash proceeds are presented as cash provided by operating activities in the consolidated condensed statement of cash flows.  After the sale of the accounts receivable, the Company collects payment from the customers and remits it to the third-party financial institutions.

Recently Adopted Accounting Guidance

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets.  The ASU allows entities to elect a practical expedient that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses.  The Company adopted the ASU effective January 1, 2026.  The Company elected the practical expedient made available by the ASU.  The adoption of the ASU did not impact the Company's financial position, results of operations, or cash flows.

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

The following table summarizes activity to date related to this program:

Expense recorded in 2024	$40,614
Utilized	(8,734)
Foreign currency translation	(1,292)
Balance at December 31, 2024	$30,588
Utilized	(15,268)
Foreign currency translation	2,106
Balance at December 31, 2025	$17,426
Utilized	(10,786)
Foreign currency translation	(231)
Balance at October 3, 2026	$6,409

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3 – Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes.  The effective tax rates for the periods ended October 3, 2026 and September 27, 2025 reflect the Company’s expected tax rate on reported income before income tax and tax adjustments. The Company operates in a global environment with significant operations in various jurisdictions outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the Company’s earnings and the applicable tax rates in the various jurisdictions where the Company operates.

During the nine fiscal months ended October 3, 2026, the liabilities for unrecognized tax benefits decreased $828 on a net basis, primarily due to settlements and expiration of statutes of limitations, partially offset by accruals for the current period.

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	October 3, 2026	December 31, 2025

Credit facility	$-	$219,000
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(14,518)	(18,107)
	735,482	950,893
Less current portion	-	-
	$735,482	$950,893

The following table summarizes some key facts and terms regarding the outstanding convertible senior notes as of October 3, 2026:

2030 Notes
Issuance date	September 12, 2023
Maturity date	September 15, 2030
Principal amount as of October 3, 2026	$750,000
Cash coupon rate (per annum)	2.25%
Conversion rate (per $1 principal amount)	33.1609
Effective conversion price (per share)	$30.16
130% of the current effective conversion price (per share)	$39.21

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

The 2030 Notes were convertible in the third fiscal quarter of 2026 based on the July 4, 2026 evaluation of the conversion criteria as the sales prices of the Company's common stock exceeded 130% of the conversion price for the applicable period.  In the third fiscal quarter of 2026, a holder of the 2030 Notes converted seven notes.  The conversion will be settled in the fourth fiscal quarter of 2026.  The principal, $7, will be paid in cash and any additional amounts owed paid in common stock.  Based on the October 3, 2026 evaluation of the conversion criteria, the 2030 Notes are no longer convertible and are classified as non-current liabilities on the consolidated condensed balance sheets.

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

Deferred financing costs are recognized as non-cash interest expense.  Non-cash interest expense was $1,194 and $3,584 for the fiscal quarter and nine fiscal months ended October 3, 2026, respectively, and $1,195 and $3,613 for the fiscal quarter and nine fiscal months ended September 27, 2025, respectively.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5 – Stockholders' Equity

On July 1, 2026, the Company completed an underwritten public offering of 17.25 million shares of its common stock at a price to the public of $50.00 per share for proceeds of $830,250 net of underwriting discounts and issuance costs.

The following table summarizes activity pursuant to the Company's Stockholder Return Policy:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Dividends paid to stockholders	$15,338	$13,560	$42,562	$40,679
Stock repurchases	-	-	-	12,538
Total	$15,338	$13,560	$42,562	$53,217

There were no shares of common stock held as treasury stock as of October 3, 2026 and December 31, 2025.

Note 6 – Revenue Recognition

In the second fiscal quarter of 2026, the Company received tariff refunds from the U.S. government, of which $30,008 were passed through to customers in the third fiscal quarter of 2026.  The tariff refunds received were recognized as a reduction of costs of products sold and tariff refunds passed through to customers were recorded as a reduction of net revenues within the consolidated condensed statements of operations for the nine fiscal months ended October 3, 2026.  The tariff refunds received and tariff refunds passed through to customers have not been allocated to reportable business segments, customer types, regions, or end markets.

Sales returns and allowances accrual activity is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Beginning balance	$37,146	$43,994	$41,249	$43,445
Sales allowances	31,398	18,688	76,785	66,764
Credits issued	(33,131)	(22,493)	(82,383)	(71,192)
Foreign currency	(52)	(384)	(290)	788
Ending balance	$35,361	$39,805	$35,361	$39,805

See disaggregated revenue information in Note 10.

Note 7 – Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows:

	Pension and
	other post-
	retirement	Currency
	actuarial	translation
	items	adjustment	Total
Balance at January 1, 2026	$(2,137)	$83,531	$81,394
Other comprehensive income (loss) before reclassifications	-	(42,619)	$(42,619)
Tax effect	-	-	$-
Other comprehensive income (loss) before reclassifications, net of tax	-	(42,619)	$(42,619)
Amounts reclassified out of AOCI	1,091	-	$1,091
Tax effect	(97)	-	$(97)
Amounts reclassified out of AOCI, net of tax	994	-	$994
Net other comprehensive income (loss)	$994	$(42,619)	$(41,625)
Balance at October 3, 2026	$(1,143)	$40,912	$39,769

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

Defined Benefit Pension Plans

The following table shows the components of the net periodic pension cost for the third fiscal quarters of 2026 and 2025 for the Company’s defined benefit pension plans:

	Fiscal quarter ended		Fiscal quarter ended
	October 3, 2026		September 27, 2025
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Net service cost	$-	$736	$-	$776
Interest cost	353	1,714	380	1,623
Expected return on plan assets	-	(623)	-	(566)
Amortization of prior service cost	-	77	-	37
Amortization of losses	-	377	2	262
Curtailment and settlement losses	-	17	-	24
Net periodic benefit cost	$353	$2,298	$382	$2,156

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 3, 2026 and September 27, 2025 for the Company's defined benefit pension plans:

	Nine fiscal months ended		Nine fiscal months ended
	October 3, 2026		September 27, 2025
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Net service cost	$-	$2,232	$-	$2,270
Interest cost	1,057	5,192	1,140	4,693
Expected return on plan assets	-	(1,891)	-	(1,666)
Amortization of prior service cost	-	235	-	107
Amortization of losses	2	1,135	4	762
Curtailment and settlement losses	-	53	-	71
Net periodic benefit cost	$1,059	$6,956	$1,144	$6,237

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other Postretirement Benefits

The following table shows the components of the net periodic benefit cost for the third fiscal quarters of 2026 and 2025 for the Company’s other postretirement benefit plans:

	Fiscal quarter ended		Fiscal quarter ended
	October 3, 2026		September 27, 2025
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Service cost	$-	$52	$4	$61
Interest cost	26	62	51	62
Amortization of losses (gains)	(117)	6	(52)	15
Net periodic benefit cost	$(91)	$120	$3	$138

The following table shows the components of the net periodic pension cost for the nine fiscal months ended October 3, 2026 and September 27, 2025 for the Company's other postretirement benefit plans:

	Nine fiscal months ended		Nine fiscal months ended
	October 3, 2026		September 27, 2025
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans

Service cost	$-	$157	$14	$176
Interest cost	78	187	152	178
Amortization of losses (gains)	(351)	17	(156)	44
Net periodic benefit cost	$(273)	$361	$10	$398

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9 – Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Restricted stock units ("RSUs")	$9,819	$5,899	$29,799	$17,552
Phantom stock units	-	-	76	83
Total	$9,819	$5,899	$29,875	$17,635

The following table summarizes unrecognized compensation cost and the weighted average remaining amortization periods at October 3, 2026 (amortization periods in years):

		Weighted
		Average
	Unrecognized	Remaining
	Compensation	Amortization
	Cost	Periods
Restricted stock units	$58,903	1.8
Phantom stock units	-	n/a
Total	$58,903

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted Stock Units

RSU activity as of October 3, 2026 and changes during the nine fiscal months then ended are presented below (number of RSUs in thousands):

		Weighted
		Average
		Grant-date
	Number of	Fair Value per
	RSUs	Unit
Outstanding:
January 1, 2026	3,485	$18.00
Granted	1,894	33.33
Vested*	(771)	19.75
Cancelled or forfeited	(208)	23.84
Outstanding at October 3, 2026	4,400	$24.02

Expected to vest at October 3, 2026	5,802
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

The number of performance-based RSUs that are scheduled to vest increases ratably based on the achievement of defined performance and market criteria between the established target and maximum levels.  RSUs with performance-based and market-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

	Expected	Not Expected
Vesting Date	to Vest	to Vest	Total
January 1, 2027	797	-	797
January 1, 2028	1,468	-	1,468
January 1, 2029	1,548	-	1,548
March 1, 2029	-	175	175

Phantom Stock Units

The following table summarizes the Company's phantom stock units activity (number of phantom stock units in thousands):

		Grant-date
	Number of	Fair Value per
	units	Unit
Outstanding:
January 1, 2026	136
Granted	5	$15.29
Dividend equivalents issued	2
Outstanding at October 3, 2026	143

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10 – Segment Information

The following tables set forth reportable business segment information:

			Optoelectronic				Corporate/
	MOSFETs	Diodes	Components	Resistors	Inductors	Capacitors	Other	Total
Fiscal quarter ended October 3, 2026:
Net revenues	$195,313	$197,641	$74,782	$231,152	$114,479	$165,572		$978,939

Cost of products sold (excluding depreciation)	$151,345	$132,051	$48,230	$158,125	$71,795	$115,634		$677,180
Depreciation expense in costs of products sold	15,456	11,813	3,791	12,368	4,592	4,354		52,374
Total costs of products sold	$166,801	$143,864	$52,021	$170,493	$76,387	$119,988		$729,554
Gross profit	$28,512	$53,777	$22,761	$60,659	$38,092	$45,584		$249,385

Segment operating expenses	$27,493	$8,585	$6,650	$10,972	$4,149	$7,008		$64,857
Segment operating income	$1,019	$45,192	$16,111	$49,687	$33,943	$38,576		$184,528

Total depreciation expense	$16,791	$12,087	$3,901	$12,543	$4,631	$4,409	$2,061	$56,423
Capital expenditures	27,451	5,382	1,743	4,659	2,695	4,642	975	47,547

Total assets as of October 3, 2026:	$1,324,309	$726,095	$361,736	$927,996	$321,222	$530,109	$757,321	$4,948,788

Fiscal quarter ended September 27, 2025:
Net revenues	$167,133	$149,628	$55,590	$195,707	$91,990	$130,592		$790,640

Cost of products sold (excluding depreciation)	$136,338	$107,150	$38,855	$145,064	$59,469	$99,697		$586,573
Depreciation expense in cost of products sold	13,985	12,088	4,023	11,260	4,240	4,612		50,208
Total cost of products sold	$150,323	$119,238	$42,878	$156,324	$63,709	$104,309		$636,781
Gross profit	$16,810	$30,390	$12,712	$39,383	$28,281	$26,283		$153,859

Segment operating expenses	$23,207	$7,616	$5,518	$9,506	$3,802	$6,407		$56,056
Segment operating income (loss)	$(6,397)	$22,774	$7,194	$29,877	$24,479	$19,876		$97,803

Total depreciation expense	$14,691	$12,377	$4,142	$11,463	$4,294	$4,656	$2,385	$54,008
Capital expenditures	32,225	7,796	2,292	3,876	738	4,754	643	52,324

Total assets as of September 27, 2025:	$1,145,176	$715,379	$357,933	$946,334	$319,553	$457,475	$254,126	$4,195,976

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

			Optoelectronic				Corporate/
	MOSFETs	Diodes	Components	Resistors	Inductors	Capacitors	Other	Total
Nine fiscal months ended October 3, 2026:
Net revenues	$558,230	$548,275	$203,733	$649,923	$310,893	$465,710	$(30,008)	$2,706,756

Cost of products sold (excluding depreciation)	$438,065	$378,522	$142,563	$462,529	$198,370	$330,715	$(30,008)	$1,920,756
Depreciation expense in costs of products sold	43,137	35,442	11,483	34,454	12,697	15,408	-	152,621
Total costs of products sold	$481,202	$413,964	$154,046	$496,983	$211,067	$346,123	$(30,008)	$2,073,377
Gross profit	$77,028	$134,311	$49,687	$152,940	$99,826	$119,587	$-	$633,379

Segment operating expenses	$72,150	$26,494	$19,333	$32,372	$12,338	$20,820	$-	$183,507
Segment operating income	$4,878	$107,817	$30,354	$120,568	$87,488	$98,767	$-	$449,872

Total depreciation expense	$46,061	$36,518	$11,822	$34,997	$12,862	$15,562	$6,422	$164,244
Capital expenditures	199,829	14,478	2,583	11,045	5,645	17,261	2,568	253,409

Nine fiscal months ended September 27, 2025:
Net revenues	$457,879	$438,533	$160,877	$569,976	$271,786	$369,075		$2,268,126

Cost of products sold (excluding depreciation)	$379,391	$315,749	$113,109	$412,866	$186,345	$276,294		$1,683,754
Depreciation expense in cost of products sold	40,693	34,834	11,798	33,043	12,727	13,181		146,276
Total cost of products sold	$420,084	$350,583	$124,907	$445,909	$199,072	$289,475		$1,830,030
Gross profit	$37,795	$87,950	$35,970	$124,067	$72,714	$79,600		$438,096

Segment operating expenses	$67,411	$21,794	$16,542	$28,130	$11,384	$19,465		$164,726
Segment operating income (loss)	$(29,616)	$66,156	$19,428	$95,937	$61,330	$60,135		$273,370

Total depreciation expense	$42,605	$35,777	$12,140	$33,635	$12,868	$13,312	$6,868	$157,205
Capital expenditures	124,530	15,934	7,047	12,567	2,343	13,753	2,317	178,491

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Reconciliation:
Segment Operating Income	$184,528	$97,803	$449,872	$273,370
Unallocated Selling, General, and Administrative Expenses	(92,311)	(78,656)	(282,005)	(231,290)
Consolidated Operating Income	$92,217	$19,147	$167,867	$42,080
Unallocated Other Income (Expense)	(4,934)	(7,260)	(25,333)	(22,144)
Consolidated Income Before Taxes	$87,283	$11,887	$142,534	$19,936

The Company has a broad line of products that it sells to OEMs, EMS companies, and independent distributors. The distribution of sales by customer type is shown below:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Distributors	$579,912	$445,597	$1,575,804	$1,264,249
OEMs	334,526	294,146	976,853	849,747
EMS companies	64,501	50,897	184,107	154,130
Tariff refunds passed through to customers	-	-	(30,008)	-
Total Revenue	$978,939	$790,640	$2,706,756	$2,268,126

Net revenues were attributable to customers in the following regions:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Asia	$409,278	$340,255	$1,121,532	$942,313
Europe	318,475	258,763	920,333	770,583
Americas	251,186	191,622	694,899	555,230
Tariff refunds passed through to customers	-	-	(30,008)	-
Total Revenue	$978,939	$790,640	$2,706,756	$2,268,126

The Company generates substantially all of its revenue from product sales to end customers in the industrial, automotive, military and aerospace, healthcare, power supplies, telecommunications, consumer products, and computing end markets.  Sales by end market are presented below:

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Industrial	$389,961	$271,880	$1,036,154	$783,834
Automotive	307,492	286,606	886,207	811,141
Military and Aerospace	97,041	79,139	279,096	235,944
Healthcare	43,972	38,794	128,016	113,225
Other*	140,473	114,221	407,291	323,982
Tariff refunds passed through to customers	-	-	(30,008)	-
Total Revenue	$978,939	$790,640	$2,706,756	$2,268,126

*Power supplies, telecommunications, consumer products, and computing.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Numerator:
Net earnings (loss)	$58,969	$(7,876)	$94,257	$(9,964)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares	153,381	135,586	141,923	135,606
Outstanding phantom stock units	142	134	142	133
Adjusted weighted average shares - basic	153,523	135,720	142,065	135,739

Denominator for diluted earnings (loss) per share:
Effect of dilutive securities:
Restricted stock units	4,089	-	3,210	-
Convertible senior notes due 2030	3,207	-	3,389	-
Dilutive potential common shares	7,296	-	6,599	-

Adjusted weighted average shares - diluted	160,819	135,720	148,664	135,739

Basic earnings (loss) per share	$0.38	$(0.06)	$0.66	$(0.07)

Diluted earnings (loss) per share	$0.37	$(0.06)	$0.63	$(0.07)

Diluted earnings (loss) per share for the periods presented do not reflect the following weighted average potential common shares that would have an antidilutive effect or have unsatisfied performance conditions (in thousands):

	Fiscal quarters ended		Nine fiscal months ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Restricted stock units	3	3,542	292	3,246

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 12 – Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis:

	Total
	Fair Value	Level 1	Level 2	Level 3
October 3, 2026
Assets:
Assets held in rabbi trusts	$57,821	$22,710	$35,111	$-
Available-for-sale securities	$4,356	4,356	-	-
	$62,177	$27,066	$35,111	$-

Liability:
Acquisitions contingent consideration	$4,632	$-	$-	$4,632

December 31, 2025
Assets:
Assets held in rabbi trusts	$55,442	$22,749	$32,693	$-
Available-for-sale securities	$4,660	4,660	-	-
	$60,102	$27,409	$32,693	$-

Liability:
Acquisitions contingent consideration	$2,938	$-	$-	$2,938

There have been no changes in the classification of any financial instruments within the fair value hierarchy in the periods presented.

The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts.  The fair value measurement of the marketable securities held in the rabbi trusts is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

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

The fair value of the long-term debt, excluding deferred financing costs, at October 3, 2026 and December 31, 2025 is approximately $1,099,400 and $896,100, respectively, compared to its carrying value, excluding deferred financing costs, of $750,000 and $969,000, respectively.  The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

At October 3, 2026 and December 31, 2025, the Company’s short-term investments were comprised of time deposits with financial institutions that have maturities that exceed 90 days from the date of acquisition; however they all mature within one year from the respective balance sheet dates.  The Company's short-term investments are accounted for as held-to-maturity debt instruments, at amortized cost, which approximates their fair value. The investments are funded with excess cash not expected to be needed for operations prior to maturity; therefore, the Company believes it has the intent and ability to hold the short-term investments until maturity.  At each reporting date, the Company performs an evaluation to determine if any unrealized losses are other-than-temporary.  No other-than-temporary impairments have been recognized on these securities, and there are no unrecognized holding gains or losses for these securities during the periods presented.  There have been no transfers to or from the held-to-maturity classification.  All decreases in the account balance are due to returns of principal at the securities’ maturity dates.  Interest on the securities is recognized as interest income when earned.

At October 3, 2026 and December 31, 2025, the Company’s cash and cash equivalents were comprised of demand deposits, time deposits with maturities of three months or less when purchased, and money market funds.  The Company estimates the fair value of its cash, cash equivalents, and short-term investments using Level 2 inputs.  Based on the current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the Company's cash, cash equivalents, and held-to-maturity short-term investments approximate the carrying amounts reported in the consolidated condensed balance sheets.

The Company’s financial instruments also include accounts receivable and accounts payable.  The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis ("MD&A") is intended to provide an understanding of Vishay's financial condition, results of operations and cash flows by focusing on changes in certain key measures from period to period. The MD&A should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes included in Item 1.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in our Annual Report on Form 10-K, particularly in Item 1A. "Risk Factors," filed with the Securities and Exchange Commission (the "SEC") on February 13, 2026.

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

Our goal is to enhance stockholder value by growing our business and improving earnings per share.  Since 1985, we have pursued a business strategy of growth through focused research and development and acquisitions.  We plan to continue to grow our business through intensified internal growth supplemented by opportunistic acquisitions, while maintaining a prudent capital structure.  As we advance our Think Customer First organizational culture in 2026, we are focused on maintaining capacity readiness to fulfill rising demand, growing existing customer relationships, attracting new customer relationships, driving innovation, delivering new products and solutions, and expanding production in low-cost countries to support our regional competitiveness.  We continue to evaluate our manufacturing footprint for ways to improve efficiency and profitability while maintaining capacity readiness.

We are focused on realizing the full value of our broad product portfolio, becoming a customer-first company, and capitalizing on the megatrends of e-mobility, sustainability, and connectivity to drive top line growth, expand margins, and optimize stockholder returns.  We are using eight strategic levers to achieve these goals.  Our elevated capital expenditure levels over the past three years have positioned us with increased capacity in an effort to ensure our customers of reliable supply as they scale production and to supply more part numbers to them.  We are committed to completing our capacity expansion projects, but have modulated and will continue to modulate spending in response to order flow, timing of customer demand and qualification, changes in lead times for equipment, and increases in subcontractor capacity.  Capital expenditures for the full year 2026 are now expected to be in the range of $350 million to $400 million, due to extended lead times on equipment deliveries and installation.

On July 1, 2026, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $50.00 per share for proceeds of $830.25 million, net of underwriting discounts and issuance costs.  We intend to use the net proceeds from the sale of our common stock in this offering to accelerate our growth initiatives and for general corporate purposes.  We used a portion of the proceeds to fully repay the outstanding balance on our revolving credit facility in the third fiscal quarter.

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

We utilize several financial metrics, including net revenues, gross profit margin, operating margin, segment operating income, segment operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, change in average selling prices, net cash and short-term investments (debt), and free cash generation to evaluate the performance and assess the future direction of our business.  See further discussion in “Financial Metrics” and “Financial Condition, Liquidity, and Capital Resources” below.  Nearly all key financial metrics increased versus the prior fiscal quarter and prior year periods.  Net revenues increased versus the prior fiscal quarter and the prior year periods primarily due to higher sales volume.  Margins were positively impacted by higher sales volume, associated manufacturing efficiencies, and higher average selling prices, partially offset by higher metals and materials costs.  The order level remained at a high level and backlog continued to increase.

Net revenues for the fiscal quarter ended October 3, 2026 were $978.9 million, compared to $888.6 million and $790.6 million for the fiscal quarters ended July 4, 2026 and September 27, 2025, respectively.  Net earnings for the fiscal quarter ended October 3, 2026 were $59.0 million, or $0.37 per diluted share, compared to net earnings of $28.1 million, or $0.19 per diluted share for the fiscal quarter ended July 4, 2026, and a net loss of $(7.9) million, or $(0.06) per share for the fiscal quarter ended September 27, 2025.

Net revenues for the nine fiscal months ended October 3, 2026 were $2,706.8 million, compared to $2,268.1 million for the nine fiscal months ended September 27, 2025.  Net earnings for the nine fiscal months ended October 3, 2026 were $94.3 million, or $0.63 per diluted share, compared to a net loss of $(10.0) million, or $(0.07) per share for the nine fiscal months ended September 27, 2025.

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

Net earnings (loss) include items affecting comparability.  The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2026	July 4, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net earnings (loss)	$58,969	$28,124	$(7,876)	$94,257	$(9,964)

Reconciling items affecting net revenues:
Tariff refunds passed through to customers	-	30,008	-	30,008	-

Other reconciling items affecting gross profit:
Tariff refunds received from U.S. government	-	(30,008)	-	(30,008)	-

Other reconciling items affecting operating income:
Favorable resolution of contingency	-	-	-	-	(11,293)

Other reconciling items affecting tax expense:
Change in tax laws and regulations	-	-	13,657	-	13,657

Adjusted net earnings (loss)	$58,969	$28,124	$5,781	$94,257	$(7,600)

Adjusted weighted average diluted shares outstanding	160,819	147,901	136,582	148,664	135,739

Adjusted earnings (loss) per diluted share	$0.37	$0.19	$0.04	$0.63	$(0.06)

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

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2026	July 4, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net cash provided by continuing operating activities	$145,763	$105,359	$27,639	$314,791	$34,946
Proceeds from sale of property and equipment	259	155	360	480	854
Less: Capital expenditures	(47,547)	(95,201)	(52,324)	(253,409)	(178,491)
Free cash	$98,475	$10,313	$(24,325)	$61,862	$(142,691)

Our accelerated investments to expand capacity have positioned us to be able to better serve our customers and capture the early stages of upturns in end market demand.  The long-term outlook for our business remains strong.

Recent Developments

On July 1, 2026, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $50.00 per share for proceeds of $830.25 million, net of underwriting discounts and issuance costs.  We intend to use the net proceeds from the sale of our common stock in this offering to accelerate our growth initiatives and for general corporate purposes.  These growth initiatives may include investments in capacity expansion, manufacturing optimization, technology innovation, research and development, and other strategic priorities intended to support long-term growth. Pending these uses, we may invest the net proceeds in short-term, investment-grade instruments.  We may also use a portion of the net proceeds to acquire or invest in businesses, products and/or technologies that are complementary to our own, although we have no current plans, commitments, or agreements with respect to any acquisitions.  In the third fiscal quarter of 2026, we reduced the outstanding balance of the revolving credit facility to zero using a portion of the proceeds of the offering.

On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business.  We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.

In the fiscal quarter ended July 4, 2026, we received refunds of IEEPA tariffs from the U.S. government, of which $30.0 million were passed through to customers in the third fiscal quarter of 2026.  The tariff refunds received were recognized as a reduction of costs of products sold.  Tariff refunds passed through to customers were recorded as a reduction of net revenues.  Interest on tariff refunds was recorded as interest income and was not material.

Stockholder Return Policy

In 2022, our Board of Directors adopted a Stockholder Return Policy, which calls for us to return at least 70% of free cash flow, net of scheduled principal payments of long-term debt, on an annual basis.  We intend to return such amounts to stockholders directly, in the form of dividends, or indirectly, in the form of stock repurchases.  The policy sets forth our intention, but does not obligate us to acquire any shares of common stock or declare any dividends, and the policy may be terminated or suspended at any time at our discretion, in accordance with applicable laws and regulations.  For 2026, we expect to maintain our dividend and opportunistically repurchase shares in line with this policy.  We did not repurchase any shares of common stock in the third fiscal quarter of 2026.  We expect to be in compliance with our Stockholder Return Policy without repurchasing any common stock in 2026.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, operating margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in ASP for our business as a whole during the five fiscal quarters beginning with the third fiscal quarter of 2025 through the third fiscal quarter of 2026 (dollars in thousands):

	3rd Quarter 2025	4th Quarter 2025	1st Quarter 2026	2nd Quarter 2026	3rd Quarter 2026

Net revenues(1)	$790,640	$800,922	$839,242	$888,575	$978,939

Gross profit margin(2)	19.5%	19.6%	21.0%	23.3%	25.5%

Operating margin(2)	2.4%	1.8%	2.6%	6.0%	9.4%

End-of-period backlog	$1,152,700	$1,314,100	$1,592,300	$1,877,300	$2,156,100

Book-to-bill ratio	0.97	1.20	1.34	1.32	1.29

Inventory turnover	3.3	3.4	3.4	3.5	3.6

Change in ASP vs. prior quarter	(0.3)%	(0.3)%	(1.1)%	2.1%	1.6%
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

Gross profit margin increased versus the prior fiscal quarter and prior year quarter.  The increases are primarily due to higher sales volume, associated manufacturing efficiencies, and higher average selling prices, which were partially offset by higher metals and materials costs.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, gross profit margin, and segment operating margin broken out by segment for the five fiscal quarters beginning with the third fiscal quarter of 2025 through the third fiscal quarter of 2026 (dollars in thousands):

	3rd Quarter 2025	4th Quarter 2025	1st Quarter 2026	2nd Quarter 2026	3rd Quarter 2026
MOSFETs
Net revenues	$167,133	$172,584	$173,991	$188,926	$195,313

Book-to-bill ratio	0.86	1.48	1.57	1.08	1.44

Gross profit margin	10.1%	13.8%	12.9%	13.8%	14.6%

Segment operating margin	(3.8)%	(0.5)%	0.8%	1.4%	0.5%

Diodes
Net revenues	$149,628	$154,224	$163,669	$186,965	$197,641

Book-to-bill ratio	1.07	1.09	1.35	1.36	1.19

Gross profit margin	20.3%	20.3%	21.3%	24.4%	27.2%

Segment operating margin	15.2%	15.3%	15.8%	19.6%	22.9%

Optoelectronic Components
Net revenues	$55,590	$55,674	$58,875	$70,076	$74,782

Book-to-bill ratio	0.93	1.12	1.48	1.33	1.09

Gross profit margin	22.9%	15.0%	18.6%	22.8%	30.4%

Segment operating margin	12.9%	4.5%	8.0%	13.6%	21.5%

Resistors
Net revenues	$195,707	$189,367	$203,743	$215,028	$231,152

Book-to-bill ratio	0.92	1.05	1.26	1.43	1.45

Gross profit margin	20.1%	19.4%	22.0%	22.1%	26.2%

Segment operating margin	15.3%	14.3%	16.8%	17.1%	21.5%

Inductors
Net revenues	$91,990	$92,588	$92,225	$104,189	$114,479

Book-to-bill ratio	0.99	1.07	1.31	1.42	1.07

Gross profit margin	30.7%	29.8%	31.8%	31.1%	33.3%

Segment operating margin	26.6%	25.4%	27.4%	27.1%	29.6%

Capacitors
Net revenues	$130,592	$136,485	$146,739	$153,399	$165,572

Book-to-bill ratio	1.07	1.30	1.13	1.35	1.28

Gross profit margin	20.1%	21.3%	23.4%	25.9%	27.5%

Segment operating margin	15.2%	16.6%	18.7%	21.4%	23.3%

Results of Operations

Statements of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2026	July 4, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Cost of products sold	74.5%	76.7%	80.5%	76.6%	80.7%
Gross profit	25.5%	23.3%	19.5%	23.4%	19.3%
Selling, general & administrative expenses	16.1%	17.3%	17.0%	17.2%	17.5%
Operating income	9.4%	6.0%	2.4%	6.2%	1.9%
Income before taxes	8.9%	4.8%	1.5%	5.3%	0.9%
Net earnings (loss)	6.0%	3.2%	(1.0)%	3.5%	(0.4)%
________
Effective tax rate	32.4%	33.7%	166.3%	33.9%	150.0%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2026	July 4, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues(1)	$978,939	$888,575	$790,640	$2,706,756	$2,268,126

(1) Net revenues for the second fiscal quarter of 2026 have been reduced by $30.0 million of tariff refunds passed through to customers.

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 3, 2026		October 3, 2026
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2026	$90,364	10.2%	n/a	n/a
September 27, 2025	$188,299	23.8%	$438,630	19.3%

Changes in net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	5.3%	20.0%	17.4%
Increase in average selling prices	1.6%	3.7%	1.6%
Foreign currency effects	(0.4)%	(0.7)%	1.3%
Tariff refunds passed through to customers	3.4%	0.0%	(1.3)%
Other	0.3%	0.8%	0.3%
Net change	10.2%	23.8%	19.3%

We continued to see improving market conditions in the third fiscal quarter of 2026, resulting in revenue growth driven primarily by higher sales volume and improved pricing conditions.  This represents an improvement from most of 2025 when we experienced distribution customers digesting high channel inventories.  The long-term prospects of our business remain favorable.  We continue to increase manufacturing capacities for critical product lines.

Gross Profit Margins

Gross profit margins for the fiscal quarter ended October 3, 2026 were 25.5%, versus 23.3% and 19.5% for the comparable prior fiscal quarter and prior year quarter, respectively.  Gross profit margins for the nine fiscal months ended October 3, 2026 were 23.4%, versus 19.3% for the comparable prior year period.  Gross profit margin increased versus the prior fiscal quarter and prior year quarter primarily due to higher sales volume, associated manufacturing efficiencies, and higher average selling prices, which were partially offset by higher metals and materials costs.

Segments

Analysis of revenues and margins for our segments is provided below.

MOSFETs

Net revenues, gross profit margins, and segment operating margins of the MOSFETs segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2026	July 4, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues	$195,313	$188,926	$167,133	$558,230	$457,879
Gross profit margin	14.6%	13.8%	10.1%	13.8%	8.3%
Segment operating margin	0.5%	1.4%	(3.8)%	0.9%	(6.5)%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 3, 2026		October 3, 2026
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2026	$6,387	3.4%	n/a	n/a
September 27, 2025	$28,180	16.9%	$100,351	21.9%

Changes in MOSFETs segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	1.7%	14.8%	22.3%
Change in average selling prices	1.9%	2.1%	(0.9)%
Foreign currency effects	(0.2)%	(0.3)%	0.8%
Other	0.0%	0.3%	(0.3)%
Net change	3.4%	16.9%	21.9%

Net revenues of the MOSFETs segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution and OEM customers, industrial and automotive end market customers, and customers in the Europe and Asia regions, partially offset by decreased sales to computing end market customers.  The increases versus the prior year periods are primarily due to increased sales to OEM and distribution customers, industrial end market customers, and customers in all regions.

Gross profit margin increased versus the prior fiscal quarter and prior year periods.  The increases versus the prior fiscal quarter and prior year quarter are primarily due to higher sales volume and higher average selling prices.  The increase versus the prior year-to-date period is primarily due to higher sales volume.

Segment operating margin decreased versus the prior fiscal quarter, but increased versus the prior year periods.  The decrease versus the prior fiscal quarter is primarily due to uneven subsidy recognition, which offset the increased gross profit.  The increases versus the prior fiscal year periods are due to increases in gross profit.

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

Diodes

Net revenues, gross profit margins, and segment operating margins of the Diodes segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2026	July 4, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues	$197,641	$186,965	$149,628	$548,275	$438,533
Gross profit margin	27.2%	24.4%	20.3%	24.5%	20.1%
Segment operating margin	22.9%	19.6%	15.2%	19.7%	15.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 3, 2026		October 3, 2026
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2026	$10,676	5.7%	n/a	n/a
September 27, 2025	$48,013	32.1%	$109,742	25.0%

Changes in Diodes segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	6.2%	27.6%	20.8%
Change in average selling prices	(0.3)%	3.7%	2.5%
Foreign currency effects	(0.3)%	(0.7)%	1.0%
Other	0.1%	1.5%	0.7%
Net change	5.7%	32.1%	25.0%

Net revenues of the Diodes segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Asia and Europe regions.  The increases versus the prior year periods are due to increased sales to customers in nearly all sales channels, end markets, and regions, most significantly distribution customers and industrial end market customers.

Gross profit margin increased versus the prior fiscal quarter and prior year periods.  The increases versus the prior fiscal quarter and prior year periods were primarily due to higher sales volume.  Higher average selling prices also contributed to the increases versus the prior year periods.

Segment operating margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to increases in gross profit.

Average selling prices increased versus the prior year periods, but decreased versus the prior fiscal quarter.

Optoelectronic Components

Net revenues, gross profit margins, and segment operating margins of the Optoelectronic Components segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2026	July 4, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues	$74,782	$70,076	$55,590	$203,733	$160,877
Gross profit margin	30.4%	22.8%	22.9%	24.4%	22.4%
Segment operating margin	21.5%	13.6%	12.9%	14.9%	12.1%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 3, 2026		October 3, 2026
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2026	$4,706	6.7%	n/a	n/a
September 27, 2025	$19,192	34.5%	$42,856	26.6%

Changes in Optoelectronic Components segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	7.6%	31.5%	22.7%
Increase in average selling prices	0.2%	2.8%	1.3%
Foreign currency effects	(0.5)%	(0.8)%	2.0%
Other	(0.6)%	1.0%	0.6%
Net change	6.7%	34.5%	26.6%

Net revenues of the Optoelectronic Components segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers, industrial and automotive end market customers, and customers in the Asia region.  The increases versus the prior year periods are primarily due to increased sales to customers in nearly all sales channels, end markets, and regions, most significantly distribution customers and industrial end market customers.
Gross profit margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to higher sales volume and higher average selling prices.

Segment operating margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to increases in gross profit.

Average selling prices increased versus the prior fiscal quarter and prior year periods.

Resistors

Net revenues, gross profit margins, and segment operating margins of the Resistors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2026	July 4, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues	$231,152	$215,028	$195,707	$649,923	$569,976
Gross profit margin	26.2%	22.1%	20.1%	23.5%	21.8%
Segment operating margin	21.5%	17.1%	15.3%	18.6%	16.8%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 3, 2026		October 3, 2026
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2026	$16,124	7.5%	n/a	n/a
September 27, 2025	$35,445	18.1%	$79,947	14.0%

Changes in Resistors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	4.1%	11.1%	8.0%
Increase in average selling prices	3.8%	6.9%	4.1%
Foreign currency effects	(0.4)%	(0.6)%	1.6%
Other	0.0%	0.7%	0.3%
Net change	7.5%	18.1%	14.0%

Net revenues of the Resistors segment increased versus the prior fiscal quarter and prior year periods.  The increases versus the prior fiscal quarter and prior year periods are primarily due to increased sales to distribution customers, industrial end market customers, and customers in the Americas and Asia regions.

Gross profit margin increased versus the prior fiscal quarter and prior year periods.  The increases versus the prior fiscal quarter and prior year periods are primarily due to higher sales volume and higher average selling prices, slightly offset by higher labor costs and higher metals costs.

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

Inductors

Net revenues, gross profit margins, and segment operating margins of the Inductors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2026	July 4, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues	$114,479	$104,189	$91,990	$310,893	$271,786
Gross profit margin	33.3%	31.1%	30.7%	32.1%	26.8%
Segment operating margin	29.6%	27.1%	26.6%	28.1%	22.6%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 3, 2026		October 3, 2026
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2026	$10,290	9.9%	n/a	n/a
September 27, 2025	$22,489	24.4%	$39,107	14.4%

Changes in Inductors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	10.1%	26.5%	16.4%
Change in average selling prices	0.0%	(1.3)%	(2.3)%
Foreign currency effects	(0.2)%	(0.3)%	0.6%
Other	0.0%	(0.5)%	(0.3)%
Net change	9.9%	24.4%	14.4%

Net revenues of the Inductors segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution customers, industrial and automotive end market customers, and customers in the Asia region.  The increases versus the prior year periods are primarily due to increased sales to distribution customers, industrial and power supply end market customers, and customers in the Asia and Americas regions.  The increase versus the prior year-to-date is slightly offset by decreased sales to automotive end market customers and customers in the Europe region.

Gross profit margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to higher sales volume, manufacturing efficiencies, and materials price savings, partially offset by lower average selling prices.

Segment operating margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to increased gross profit.

Average selling prices decreased versus the prior year periods, but were flat versus the prior fiscal quarter.

We expect long-term growth in this segment, and are continuously expanding manufacturing capacity for certain product lines and evaluating acquisition opportunities, particularly of specialty businesses.

Capacitors

Net revenues, gross profit margins, and segment operating margins of the Capacitors segment were as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2026	July 4, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues	$165,572	$153,399	$130,592	$465,710	$369,075
Gross profit margin	27.5%	25.9%	20.1%	25.7%	21.6%
Segment operating margin	23.3%	21.4%	15.2%	21.2%	16.3%

The change in net revenues versus the comparable prior periods was as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 3, 2026		October 3, 2026
	Change in net revenues	% change	Change in net revenues	% change
July 4, 2026	$12,173	7.9%	n/a	n/a
September 27, 2025	$34,980	26.8%	$96,635	26.2%

Changes in Capacitors segment net revenues were attributable to the following:

	vs. Prior Quarter	vs. Prior Year Quarter	vs. Prior Year-to-Date
Change attributable to:
Increase in volume	6.0%	21.6%	20.3%
Increase in average selling prices	2.7%	5.6%	3.2%
Foreign currency effects	(0.6)%	(1.3)%	2.1%
Other	(0.2)%	0.9%	0.6%
Net change	7.9%	26.8%	26.2%

Net revenues of the Capacitors segment increased versus the prior fiscal quarter and prior year periods.  The increase versus the prior fiscal quarter is primarily due to increased sales to distribution and OEM customers, industrial end market customers, and customers in the Asia and Europe regions.  The increases versus the prior year periods are primarily due to increased sales to customers in all sales channels, industrial, computing, and military and aerospace end market customers, and customers in all regions.

Gross profit margin increased versus the prior fiscal quarter and prior year periods.  The increases versus the prior fiscal quarter and prior year periods are primarily due to higher sales volume and higher average selling prices.

Segment operating margin increased versus the prior fiscal quarter and prior year periods.  The increases are primarily due to increases in gross profit.

Average selling prices increased versus the prior fiscal quarter and prior year periods.

A large portion of expected growth of our Capacitors segment is in high voltage high power film capacitors used for smart-grid infrastructure projects.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses are summarized as follows (dollars in thousands):

	Fiscal quarters ended			Nine fiscal months ended
	October 3, 2026	July 4, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Total SG&A expenses	$157,168	$153,856	$134,712	$465,512	$396,016
as a percentage of revenues	16.1%	17.3%	17.0%	17.2%	17.5%

We are incurring additional SG&A costs associated with our strategic initiatives.  The sequential increase in SG&A expenses is primarily due to uneven subsidy recognition, increased stock-based compensation expense, and increased expected credit loss expense.  SG&A expenses increased versus the prior year periods due to increased bonus compensation, increased stock-based compensation expense, general cost inflation, and a one-time gain recognized in the prior year-to-date period.

Other Income (Expense)

Interest expense for the fiscal quarter ended October 3, 2026 decreased $3.7 million versus the fiscal quarter ended July 4, 2026 and decreased $2.8 million versus the fiscal quarter ended September 27, 2025.  Interest expense for the nine fiscal months ended October 3, 2026 decreased $1.9 million versus the nine fiscal months ended September 27, 2025.  The decreases versus the prior fiscal quarter and prior year periods were primarily due to the repayment of the outstanding balance of our revolving credit facility to zero in the third fiscal quarter of 2026 using a portion of the net proceeds from the sale of our common stock.

The following tables analyze the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarters ended
	October 3, 2026	July 4, 2026	Change
Foreign exchange gain (loss)	$(2,280)	$(3,555)	$1,275
Interest income	7,718	4,088	3,630
Other components of net periodic pension expense	(1,892)	(1,903)	11
Investment income (expense)	(1,798)	568	(2,366)
Other	(6)	8	(14)
	$1,742	$(794)	$2,536

	Fiscal quarters ended
	October 3, 2026	September 27, 2025	Change
Foreign exchange gain (loss)	$(2,280)	$(45)	$(2,235)
Interest income	7,718	2,710	5,008
Other components of net periodic pension expense	(1,892)	(1,838)	(54)
Investment income (expense)	(1,798)	467	(2,265)
Other	(6)	971	(977)
	$1,742	$2,265	$(523)

	Nine fiscal months ended
	October 3, 2026	September 27, 2025	Change
Foreign exchange gain (loss)	$(6,421)	$(389)	$(6,032)
Interest income	14,844	10,610	4,234
Other components of net periodic pension cost	(5,714)	(5,329)	(385)
Investment income (expense)	(1,060)	907	(1,967)
Other	-	960	(960)
	$1,649	$6,759	$(5,110)

Income Taxes

For the fiscal quarter ended October 3, 2026, our effective tax rate was 32.4%, as compared to 33.7% and 166.3% for the fiscal quarters ended July 4, 2026 and September 27, 2025, respectively.  For the nine fiscal months ended October 3, 2026, our effective tax rate was 33.9%, as compared to 150.0% for the nine fiscal months ended September 27, 2025.  The effective tax rates for the prior year periods include the impact of $13.7 million expense associated with changes in tax laws and regulations enacted in the third fiscal quarter of 2025.  We expect that our effective tax rate will be higher than the U.S. statutory rate, excluding unusual transactions, even at higher levels of pre-tax income.

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

Financial Condition, Liquidity, and Capital Resources

On July 1, 2026, we completed an underwritten public offering of 17.25 million shares of our common stock at a price to the public of $50.00 per share for proceeds of $830.25 million, net of underwriting discounts and issuance costs.  We intend to use the net proceeds from the sale of our common stock in this offering to accelerate our growth initiatives and for general corporate purposes.  In the third fiscal quarter, we used a portion of the proceeds to fully repay the outstanding balance on our revolving credit facility.

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

Cash flows provided by operating activities were $314.8 million for the nine fiscal months ended October 3, 2026, as compared to cash flows provided by operations of $34.9 million for the nine fiscal months ended September 27, 2025.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle.  The following table presents the components of our cash conversion cycle during the five fiscal quarters beginning with the third fiscal quarter of 2025 through the third fiscal quarter of 2026:

	Fiscal quarters ended
	3rd Quarter 2025	4th Quarter 2025	1st Quarter 2026	2nd Quarter 2026	3rd Quarter 2026
Days sales outstanding ("DSO")(a)	53	48	41	38	35
Days inventory outstanding ("DIO")(b)	108	107	106	102	101
Days payable outstanding ("DPO")(c)	(31)	(30)	(31)	(30)	(30)
Cash conversion cycle	130	125	116	110	106

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

Cash paid for property and equipment for the nine fiscal months ended October 3, 2026 was $253.4 million, as compared to $178.5 million for the nine fiscal months ended September 27, 2025.  To be well positioned to service our customers and to fully participate in growing markets, we have increased and expect to maintain a relatively high level of capital expenditures for expansion in the mid-term.  Our elevated capital expenditure levels over the past three years have positioned us with increased capacity to assure our customers of reliable supply as they scale production and to supply more part numbers to them.  We are committed to completing our capacity expansion projects, but have modulated and will continue to modulate spending in response to order flow, timing of customer demand and qualification, changes in lead times for equipment, and increases in subcontractor capacity.  Capital expenditures for the full year 2026 are now expected to be in the range of $350 million to $400 million, due to extended lead times on equipment deliveries and installation.

Free cash flow for the nine fiscal months ended October 3, 2026 increased versus the nine fiscal months ended September 27, 2025.  Free cash flow for the nine fiscal months ended October 3, 2026 was positively impacted by increased net earnings and additional net cash inflows related to our account receivable securitization program.  During the fourth fiscal quarter, we plan to significantly reduce our accounts receivable securitization program, which will result in negative free cash flow in the quarter.  In the near-term, we expect that free cash flow will also continue to be impacted by the expected high level of capital expenditures for expansion after which we expect to generate increasingly higher levels of free cash.  There is no assurance, however, that we will be able to continue to generate cash flows from operations and free cash at our historical levels, or at all, going forward if the economic environment worsens.

In 2022, our Board of Directors adopted a Stockholder Return Policy that will remain in effect until such time as the Board votes to amend or rescind the policy.  See “Stockholder Return Policy” above for additional information.

The following table summarizes the components of net cash and short-term investments (debt) at October 3, 2026 and December 31, 2025 (in thousands):

	October 3, 2026	December 31, 2025

Credit facility	$-	$219,000
Convertible senior notes, due 2030	750,000	750,000
Deferred financing costs	(14,518)	(18,107)
Total debt	735,482	950,893

Cash and cash equivalents	1,139,887	514,966
Short-term investments	5,304	265
Net cash and short-term investments (debt)	$409,709	$(435,662)

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

We invest a portion of our excess cash in highly liquid, high-quality instruments with maturities greater than 90 days, but less than 1 year, which we classify as short-term investments on our consolidated condensed balance sheets.  As these investments were funded using a portion of excess cash and represent a significant aspect of our cash management strategy, we include the investments in the calculation of net cash and short-term investments (debt).  Following the completion of our public offering on July 1, 2026, we have increased excess cash available to invest in such instruments, although most of our cash remains invested in instruments with maturities less than 90 days for greater short-term flexibility and due to the current interest rate environment.

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

As of October 3, 2026, $494.1 million of our cash and cash equivalents and short-term investments were held by our U.S. subsidiaries.  A portion of the cash generated from the public offering of our common stock completed on July 1, 2026, was held in the U.S. as of October 3, 2026, and will be deployed to execute our global strategic priorities.  As of October 3, 2026, we have approximately $535.2 million of earnings that are deemed not indefinitely reinvested, primarily in Germany and Israel.  Based on the expected timing of future repatriations, we estimate that the tax liability to repatriate these unremitted earnings will be approximately $79.3 million, which has been accrued, but will only be paid upon repatriation of the unremitted earnings.  Repatriating these unremitted earnings earlier than currently planned may not be possible and would incur additional tax expense.  We also have amounts of unremitted foreign earnings, which continue to be reinvested indefinitely, that we have not accrued for the incremental foreign income taxes and withholding taxes payable to foreign jurisdictions that would be incurred to repatriate these amounts.  Certain of these subsidiaries are located in countries with restrictive regulations and high tax rates for repatriating cash.  Due to the uncertainties associated with the ability, timing, and method to repatriate these unremitted earnings and other complexities associated with its hypothetical calculation, determination of the amount of tax expense that would be incurred to repatriate the unremitted earnings is not practicable, but could be significant.  Our undrawn credit facility provides us with adequate operating liquidity in the United States.

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

The credit facility limits or restricts us from, among other things, incurring indebtedness, incurring liens on assets, making investments and acquisitions (assuming our pro forma net leverage ratio is greater than 2.75 to 1.00), making asset sales, and paying cash dividends and making other restricted payments (assuming our pro forma net leverage ratio is greater than 2.50 to 1.00).

We were in compliance with all financial covenants under the credit facility at October 3, 2026.  Our interest coverage ratio and net leverage ratio were 14.12 to 1 and 1.21 to 1, respectively.  We expect to continue to be in compliance with these covenants based on current projections.  The full capacity of the credit facility is available to be used as of October 3, 2026.

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

Borrowings under the credit facility bear interest at variable reference rates plus an interest margin.  The applicable interest margin is based on our total leverage ratio.  We also pay a commitment fee, also based on our total leverage ratio, on undrawn amounts.  U.S. dollar borrowings under the credit facility are based on SOFR (including a customary spread adjustment).  Borrowings in foreign currencies bear interest at currency-specific reference rates plus an interest margin.  Based on our current total leverage ratio of 1.76 to 1, any new U.S. dollar borrowings will bear interest at SOFR plus 1.85% (including the applicable credit spread), and the undrawn commitment fee is 0.30% per annum.

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

We had $219 million outstanding on our revolving credit facility at December 31, 2025 and no amount outstanding at October 3, 2026.  We borrowed $384 million and repaid $603 million on the revolving credit facility during the nine fiscal months ended October 3, 2026.  The average outstanding balance on our revolving credit facility calculated at fiscal month-ends was $182 million and the highest amount outstanding at a fiscal month end was $319 million during the nine fiscal months ended October 3, 2026.  In the third fiscal quarter of 2026, we used a portion of the net proceeds from the public offering of our common stock completed on July 1, 2026, to fully repay the outstanding balance on our revolving credit facility.  We expect, at least initially, to fund certain future obligations required to be paid by the U.S. parent company by borrowing under our credit facility.  We also expect to continue to use the credit facility from time-to-time to meet certain short-term financing needs.  Additional acquisition activity, convertible debt repurchases, or conversion of our convertible debt instruments, may require additional borrowing under our credit facility or may otherwise require us to incur additional debt.  No principal payments on our debt are due until 2028.

The 2030 Notes were convertible in the third fiscal quarter of 2026 based on the July 4, 2026 evaluation of the conversion criteria as the sales price of our common stock exceeded 130% of the conversion price for the applicable period.  Based on the October 3, 2026 evaluation of the conversion criteria, the 2030 Notes are no longer convertible.  Pursuant to the indenture governing the 2030 Notes, we will satisfy our conversion obligations by paying $1,000 cash per $1,000 principal amount of converted notes and settle any additional amounts due in cash and/or common stock, at our election.  In the third fiscal quarter of 2026, a holder of the 2030 Notes converted seven notes.  The conversion will be settled in the fourth fiscal quarter of 2026.  The principal, $7 thousand, will be paid in cash and any additional amounts owed paid in common stock.  We have the ability to finance a certain amount of any converted 2030 Notes with borrowings from our long-term revolving credit facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended October 3, 2026, the individuals listed below serving as directors (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted trading arrangements for the sale of the Company's securities as described in Item 408 of Regulation S-K of the Securities Act.  The material terms of the plans which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act ("Rule 10b5-1 Plan"), are as follows:

Michael Cody, Director, adopted a Rule 10b5-1 Plan on August 12, 2026.  Under this plan, an aggregate of 4,000 shares of common stock, net of any portion of such shares which are surrendered to the Company or sold to cover withholding taxes, may be sold before the plan expires on August 6, 2027.

Ruta Zandman, Director, terminated her Rule 10b5-1 Plan, which had been adopted on June 11, 2026, on August 12, 2026.  Mrs. Zandman subsequently adopted a new Rule 10b5-1 Plan on September 17, 2026.  Under the new plan, an aggregate of 78,507 shares of common stock, net of any portion of such shares which are surrendered to the Company or sold to cover withholding taxes, may be sold before the plan expires on December 17, 2027.

Item 6. Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Joel Smejkal, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - David E. McConnell, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Joel Smejkal, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David E. McConnell, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 3, 2026, filed in iXBRL (Inline eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File (formatted as Inline eXtensible Business Reporting Language and contained in Exhibit 101)
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

Date:  November 4, 2026